Form 10-Q
period 1996-03-31
EVANS SYSTEMS INC
filed 1996-05-15
CIK 904901

As filed with the Securities and Exchange Commission on May 14,  1996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                      For the quarter ended MARCH 31, 1996

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        Commission File Number: 33-62684

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

              Texas                                           74-1613155
(State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

            720 Avenue F North, Bay City, Texas 77414 (409) 245-2424

   (Address including zip code, and telephone number, including area code, of registrant's principal executive offices)

                        JERRIEL L. EVANS, SR., PRESIDENT
    Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480 (409) 245-2424
   Physical Address: 720 Avenue F North, Bay City, Texas 77414 (409) 245-2424 (Name, address, including zip code,and telephone number,including area code, of agent for service)

                                      NONE
      (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

Number of shares of common stock of registrant outstanding exclusive of
Treasury:

Shares or shares held by subsidiaries of the registrant at May 14, 1996:
2,865,072

                               EVANS SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Financial Statements (Unaudited)                                    Page Number

Condensed Consolidated Balance Sheet
     March 31, 1996 and September 30, 1995 .........................    3

Condensed Consolidated Statement of Income
   Six Months Ended March  31, 1996 and 1995 .......................    4

Condensed Consolidated Statement of Cash Flows
   Six Months Ended March  31, 1996 and 1995 .......................    5

Notes to the Condensed Consolidated Financial Statements ...........    6

Management's Discussion and Analysis of Financial Condition and
 Results of Operations .............................................    8

                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K

     A.  Exhibits Index ............................................   14

     B.  Reports on Form 8-K .......................................   14

Signature ..........................................................   14

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                         March 31, September 30,
                                                           1996         1995
                                                         --------     --------
                       ASSETS                               (in thousands)
Current Assets:
   Cash and cash equivalents .........................   $  4,316      $  3,544
   Marketable equity securities ......................      1,810         2,026
   Trade receivables, net of allowance of
    doubtfulreceivable of $50,000 and $50,000 ........      6,626         6,367

   Inventory .........................................      7,675         8,150
   Prepaid expenses and other current assets .........      2,306         1,387
   Income taxes receivable ...........................         92            92
                                                         --------      --------
          Total current assets .......................     22,825        21,566
                                                         --------      --------
Property, plant and equipment, net ...................     19,071        17,623
                                                         --------      --------
Other assets:
   Intangible assets, net ............................        491           444
   Other .............................................      1,128           976
                                                         --------      --------
          Total other assets .........................      1,619         1,420
                                                         --------      --------
          Total assets ...............................     43,515      $ 40,609
                                                         ========      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .............     11,262         9,512
   Accrued excise and other taxes payable ............      1,616         1,738
   Current portion of long-term debt .................      6,568         5,423
   Deferred income taxes .............................         47            25
                                                         --------      --------
          Total current liabilities ..................     19,493        16,698
Long-term debt .......................................      4,544         4,663
Deferred income taxes ................................        714           714
Deferred income ......................................        120             0
                                                         --------      --------
          Total liabilities ..........................     24,871        22,075
                                                         --------      --------
Commitments and contingencies
Stockholders' equity:
   Common stock $0.01 par value, 15,000,000
    shares authorized, 2,934,205 shares issued
    and outstanding ..................................         29            29
Additional paid-in capital ...........................     11,381        11,381
   Retained earnings .................................      8,043         7,958
   Net unrealized loss on marketable equity securities       (375)         (400)
   Treasury stock, 69,133 common shares at cost ......       (434)         (434)
                                                         --------      --------
          Total stockholders' equity .................     18,644        18,534
                                                         --------      --------
          Total liabilities and stockholders' equity .   $ 43,515      $ 40,609
                                                         ========      ========

                          SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                                                  ---------------------------           ---------------------------
                                                                    1996                1995              1996                1995
                                                                  --------           --------           --------           --------
                                                                               (in thousands, except per share amounts)
Revenue:
Refined product sales ..................................          $ 26,967           $ 27,846           $ 52,110           $ 53,720
   Other sales and services ............................            10,464              7,723             24,448             17,640
                                                                  --------           --------           --------           --------
      Total revenue ....................................            37,431             35,569             76,558             71,360

Cost of sales: .........................................            32,823             31,121             67,317             61,865
                                                                  --------           --------           --------           --------
Gross profit: ..........................................             4,608              4,448              9,241              9,495
                                                                  --------           --------           --------           --------
Operating expenses:
   Employment expenses .................................             2,399              2,184              4,629              4,285
   Other operating expenses ............................             1,087              1,014              2,017              1,851
   General & administrative expenses ...................               724                904              1,576              1,885
   Depreciation and amortization .......................               312                257                606                499
                                                                  --------           --------           --------           --------
      Total operating expenses .........................             4,522              4,359              8,828              8,520
                                                                  --------           --------           --------           --------
Operating income .......................................                86                 89                413                975

Other income/expense
   Interest expense ....................................              (255)              (176)              (486)              (329)
   Other income net ....................................               234                 77                182                133
                                                                  --------           --------           --------           --------
Income/(Loss)  before provision for ....................                65                (10)               109                779
income taxes

Provision for income taxes: ............................               (15)                18                (21)              (274)
                                                                  --------           --------           --------           --------
Net income .............................................          $     50           $      8           $     88           $    505
                                                                  ========           ========           ========           ========
Earnings per share .....................................          $   0.02           $   0.00           $   0.03           $   0.17

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       4
                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                              1996       1995
                                                             -------    -------
                                                               (in thousands)


Cash flows from operating activities:
     Net income ..........................................   $    88    $   505
     Non-cash adjustments:
           Depreciation and amortization .................       606        499
           Changes in:
               Current assets ............................      (487)    (2,309)
               Current liabilities .......................     2,793        615
           Other, net ....................................        25
                                                             -------    -------
              Net cash provided by operating activities ..     3,000       (665)
                                                             -------    -------
Cash flows from investing activities:
           Capital expenditures ..........................    (2,030)    (2,771)
   Purchase of Treasury  Stock ...........................       (24)
           Other, net ....................................      (199)       (81)
                                                             -------    -------
                     Net cash used by investing activities    (2,229)    (2,876)
                                                             -------    -------
Cash flows from financing activities:
     Notes payable, net ..................................      (119)     1,680
     Deferred income .....................................       120          0
              Net cash provided (used) by
                                                             -------    -------
                  Financing activities ...................         1      1,680
                                                             -------    -------
Net increase/(decrease) in cash ..........................       772     (1,861)
Cash and cash equivalents, beginning of period ...........     3,544      4,526
                                                             -------    -------
Cash and cash equivalents, end of period .................   $ 4,316    $ 2,665
                                                             =======    =======
          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       5

                               EVANS SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A --  BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1995. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

NOTE B --  ACCOUNTING STANDARDS

  In October 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Awards of Stock-Based Compensation to Employees. The Statement encourages the fair value based method of accounting for an employee stock option; however, the Statement allows entities to continue to measure compensation costs for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Adoption of the Statement is not required by the Company until fiscal 1997. The Company does not believe that the effect of this Statement on future results of operations will be material.

NOTE C --  SEASONAL NATURE OF BUSINESS

  The refined petroleum products market customarily experiences competitive margins in the fall and winter followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

                                       6
NOTE D --  INVENTORIES

  Inventories consist of the following:

                                             MARCH 31, 1996   SEPTEMBER 30, 1995
                                             --------------   ------------------
PETROLEUM MARKETING
     Refined Petroleum Products ..........      2,903,136       3,167,971
      Non-Petroleum Products .............        463,347         604,836

CONVENIENCE STORES
    Refined Petroleum Products ...........        745,057         697,867
     Non-Petroleum Products ..............      1,009,854       1,133,555

CHEMWAY
    Aerosol Chemical Products ............      1,961,976       2,071,812
    Liquid Automotive Products ...........        329,373         339,031

EDCO ENVIRONMENTAL
     Environmental Remediation Products ..        262,540         134,971

TOTAL INVENTORIES ........................      7,675,283       8,150,043

NOTE E --  EARNINGS (LOSS)  PER SHARE

  Earnings (loss) per common and common equivalent share for the quarters ended March 31, 1996 and 1995 were computed using 2,865,072 and 2,889,050 weighted average common shares outstanding plus 47,003 and 55,510 weighted average shares of common stock equivalents, respectively. Earnings per common and common equivalent share for the six months ended March 31, 1996 and 1995 were computed using 2,865,072 and 2,890,931 common shares outstanding plus 49,923 and 49,177 weighted average shares of common stock equivalents, respectively.

Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants net of assumed repurchase of common shares based upon the treasury stock method.
                                       7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH  31, 1996 AND 1995

Segment results of operations have been restated for the quarters ended 1996 and 1995. The Way Energy segment has been restated into the Petroleum Marketing and Convenience Store segments. Distributor Information Systems Corporation is included in the Petroleum Marketing results. The Convenience Store operations previously reported in the Way Energy segment are presented separately to provide a more meaningful and comparative relationship to comparable industries.

The following table reflects the operating results of the Company's business segments for the Three Months ended March 31, 1996 and 1995.

                                                     THREE MONTHS ENDED
                                             ----------------------------------
                                             MARCH 31, 1996     MARCH  31, 1995
                                             --------------     ---------------
PETROLEUM MARKETING(1)
Revenue ............................         $ 21,604,000          $ 22,988,000
Operating Income ...................             (110,000)               30,000

CONVENIENCE STORES
Revenue ............................            9,789,000             9,072,000
Operating Income ...................               94,000                56,000

CHEMWAY
Revenue ............................            5,305,000             3,095,000
Operating Income ...................              167,000                99,000

EDCO ENVIRONMENTAL
Revenue ............................              733,000               414,000
Operating  (Loss) ..................              (65,000)              (96,000)

TOTAL
Revenue ............................         $ 37,431,000            35,569,000
Operating Income ...................               86,000                89,000

(1)  Includes the Parent Company

The Company's (ESI's) after-tax profits for the Three Months ended March 31, 1996 and 1995 respectively were $50,000 and $8,000. Management attributes the after-tax profit increase of $42,000 in 1996 over 1995 mainly to a $78,000 increase in other income, reduced by a $33,000 increase in income taxes. ESI's revenues for the Three Months ended March 31, 1996, were $37,431,000 compared to $35,569,000 for the comparable period ending March 31, 1995. The $1,862,000 (5.2%) three-month increase in this year's revenues was attributable to increases in Convenience Stores $717,000; ChemWay $2,210,000; EDCO Environmental $319,000; and a decrease in Petroleum Marketing of $1,384,000. ESI's gross profits for the Three Months ended March 31, 1996 were $4,608,000 (12.3%) compared to $4,448,000 (12.5 %) for the comparable Three Months ended March 31, 1995.
                                       8

Operating expenses increased to $4,522,000 in 1996 compared to $4,359,000 in 1995. Operating expenses increased $163,000 in 1996, but were a lower percentage of revenues. Operating expenses were 12.1 percent of revenues in 1996 and 12.3 percent in 1995. The Company began realigning its organization structure at the end of December 1995 to refocus on its Petroleum Marketing and Convenience Store segments. This realignment was completed by the middle of March 1996.

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $21,604,000 in 1996 compared to $22,988,000 in 1995, a $1,384,000 (6.0%) decrease. Fuel sales gallonage decreased to 20,816,000 gallons compared to 22,211,000 in 1995, a 1,395,000
(6.3%) decrease. Gross profits for 1996 and 1995 were $1,926,000 and $2,213,000 respectively. Gross profit margins decreased to 8.9 percent compared to 9.6 percent in 1995. Margins were effected by continued competitive pricing and a reduction in higher margin commercial and industrial business. Operating expenses decreased $147,000 in 1996. Operating expenses were 9.4 percent of revenues in 1996, and 9.5 percent in 1995. Management attributes the decrease to employment expenses ($93,000); transportation ($58,000); general and administrative expenses ($66,000); and an increase in repairs to buildings and fuel dispensing equipment $49,000; and depreciation $21,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) decreased to ($110,000) compared to $30,000 in 1995.


                               CONVENIENCE STORES

The Convenience Store segment sales were $9,789,000 in 1996 compared to $9,072,000 in 1995; a $717,000 (7.9%) increase. Fuel sales increased to $5,786,000 in 1996 compared to $5,427,000. Fuel sales gallonage increased to 5,125,000 gallons compared to 4,834,000 in 1995; a 291,000 (6.0%) increase.
Merchandise sales increased to $3,823,000 in 1996 compared to $3,502,000 and other income increased to $180,000 compared to $143,000. Management attributes the increase in sales to fuel $359,000; merchandise sales of $321,000, and other income of $37,000. These revenues increased because of competitive fuel pricing, upgrades to store image, and co-branding initiatives. Gross profit for 1996 and 1995 was $1,869,000 and $1,780,000 respectively. Management attributes the $89,000 increase mainly to a $170,000 increase in merchandise gross profits and other income of $37,000 and a ($118,000) decrease in fuel gross profits created by competitive pricing. Gross profit margins decreased to 19.1% in 1996 compared to 19.6% in 1995. Gross profit margins on fuel sales decreased to 9.0% compared to 11.8%; merchandise margins increased to 30.5% compared to 28.5% in 1995. Operating expenses increased $51,000 in 1996. Operating income increased to $94,000 compared to $56,000 in 1995.

                                     CHEMWAY

ChemWay sales were $5,305,000 in 1996 compared to $3,095,000 in 1995. The $2,210,000 (71.4%) increase in revenue was mainly attributable to an expanded customer base and the addition of new products. Gross profit for three months was $630,000 and $359,000 respectively. Gross profit margins increased to 11.9 percent compared to 11.6 percent in 1995. Operating expenses increased $203,000 in 1996 compared to 1995. The $203,000 increase was mainly attributable to employment expenses of $124,000; transportation $40,000; facility and equipment maintenance $26,000; general and administrative $5,000; and depreciation $8,000, all of which are related to increased revenues. Operating income for the quarter ended March 31, 1996 and 1995 respectively was $167,000 and $99,000.

                                       9

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $733,000 compared to $414,000 in 1995. Gross profit for three months was $181,000 and $95,000 respectively. Gross profit margins increased to 24.7 percent compared to 22.9 percent in 1995 due to the addition of its equipment and construction department. Operating expenses increased to $54,000 in 1996 compared to 1995. The $54,000 increase was mainly attributable to its first Matrix application process. Operating (loss) for the quarters ended March 31, 1996 and 1995 respectively were ($65,000) and ($96,000). The $31,000 loss decrease was mainly attributable to increased margins from new construction work.
                                       10

SIX MONTHS ENDED MARCH 31, 1996 AND 1995

The following table reflects the operating results of the Company's business segments for the six months ended March 31, 1996 and 1995.

                                                      SIX  MONTHS ENDED
                                              --------------------------------
                                              MARCH 31, 1996   MARCH  31, 1995
                                              --------------   ---------------

PETROLEUM MARKETING(1)
Revenue ............................         $ 41,977,000          $ 43,634,000
Operating Income (Loss) ............              (89,000)              273,000

CONVENIENCE STORES
Revenue ............................           18,788,000            18,454,000
Operating Income ...................              102,000               525,000

CHEMWAY
Revenue ............................           14,456,000             8,492,000
Operating Income ...................              577,000               304,000

EDCO ENVIRONMENTAL
Revenue ............................            1,337,000               780,000
Operating  (Loss) ..................             (177,000)             (127,000)

TOTAL
Revenue ............................         $ 76,558,000          $ 71,360,000
Operating Income ...................              413,000               975,000



(1) Includes the Parent Company

The Company's operating revenues for the six months ended March 31, 1996, were $76,558,000 compared to $71,360,000 for the comparable period ending March 31, 1995. The $5,198,000 six month increase in this year's revenues was attributable to the following business segments: Convenience Store revenues $334,000; ChemWay $5,964,000; and EDCO Environmental $557,000, and a decrease in Petroleum Marketing of $1,657,000. The Company's gross profit for the six months ended March 31, 1996 was $9,240,000 (12.1%) compared to $9,495,000 (13.3%) for the comparable six months ended March 31, 1995. Operating expenses were $8,827,000 and $8,520,000 for the six months ended March 31, 1996 and 1995, a $307,000 increase. The increase was mainly attributable to ChemWay's growth where expenses increased $376,000 on improved profits, EDCO Environmental $87,000; Convenience Stores $165,000 and a decrease in Petroleum Marketing of ($323,000). The Company's after-tax profits for the six months ended March 31, 1996 and 1995 respectively were $88,000 and $505,000. Management attributes the after-tax profit decrease mainly to a decline in fuel margins incurred during this period.

                                       11

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $41,977,000 for the six months ended March 31, 1996 compared to $43,634,000 in 1995. The $1,657,000 decrease in revenue was mainly attributable to a decrease in commercial and industrial sales. Fuel sales gallonage decreased to 41,672,000 gallons compared to 43,773,000 in 1995; a 2,101,000 decrease. Gross profits for the six month period ended March 31, 1996 and 1995 respectively were $3,853,000 and $4,538,000. Gross profit margins decreased to 9.2 percent compared to 10.4 percent in 1995. Operating expenses decreased to $3,942,000 compared to $4,265,000 in 1996. Operating expenses were 9.4 percent of revenues in 1996 and 9.8 percent in 1995. Management attributes the $323,000 decrease to decreased employment expenses ($231,000); transportation ($67,000); general administrative expenses ($166,000) ; and increases in depreciation $59,000 and repairs to buildings and fuel dispensing equipment of $82,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income/loss decreased to ($89,000) for the six month period ended March 31, 1996 compared to $273,000 for the comparable six month period in 1995.

                               CONVENIENCE STORES

The Convenience Store segment sales were $18,788,000 for the six month period ended March 31, 1996 compared to $18,454,000 for the comparable six month period in 1995. Fuel sales decreased to $10,915,000 for 1996 compared to $11,088,000 for 1995, a $173,000 decrease. Fuel sales gallonage decreased to 9,762,000 for the six month period ended March 31, 1996 compared to 9,780,000 for the comparable six month period in 1995. Merchandise sales increased to $7,535,000 compared to $7,064,000 and other income increased to $338,000 compared to $303,000 for the comparable six month period in 1995. Management attributes the $334,000 increase to merchandise sales $472,000; other income $35,000; and a decrease in fuel sales of $173,000. Gross profit for the six month period ended March 31, 1996 and 1995 was $3,673,000 and $3,931,000 respectively. Management attributes the $258,000 decrease mainly to a $220,000 increase in merchandise gross profits and other income of $35,000 and a ($513,000) decrease in fuel gross profits created by competitive pricing. Gross profit margins decreased to
19.6 percent for the six month period ended March 31, 1996 compared to 21.3 percent for 1995. Gross profit margins on fuel sales decreased to 10.0 percent compared to 14.5 percent; merchandise margins increased to 29.8 percent compared to 28.7 percent for 1995. Operating expenses increased to $3,572,000 for the six month period ended March 31, 1996 compared to $3,407,000 for the comparable six month period in 1995. Operating income decreased to $102,000 for 1996 compared to $525,000 in 1995. Management attributes the decrease to a lower gross profit of $258,000 centered in fuel and increased expenses of $165,000.

                                     CHEMWAY

ChemWay sales were $14,456,000 for the six months ended March 31, 1996 compared to $8,492,000 for the comparable six month period ended March 31, 1995. The $5,964,000 (70.2%) increase in revenue was mainly attributable to an expanded customer base and the addition of new products.

                                       12

Gross profit for 1996 and 1995 was $1,429,000 and $780,000 respectively. Gross profit margins increase to 9.9 percent compared to 9.2 percent in 1995. Operating expenses increased $376,000 in 1996 compared to 1995. Increases in operating expenses were mainly centered in employment expense $225,000; transportation $55,000; facility and equipment maintenance $63,000; depreciation $21,000; and general and administrative expenses of $12,000. Operating income increased to $577,000 compared to $304,000 in 1995.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $1,337,000 compared to $780,000 in 1995. Gross profit for the six months was $284,000 and $247,000 respectively. Gross profit margins decreased to 21.2 percent in 1996 compared to 31.6 percent in 1995. Operating expenses increased $87,000 in 1996 compared to 1995. Increases were mainly attributable to employment expenses $38,000; transportation $5,000; maintenance $22,000; general and administrative $8,000; and depreciation $14,000. Operating (loss) for the six months ended March 31, 1996 and 1995 respectively was ($177,000) compared to ($127,000). The $50,000 loss increase was mainly attributable to its first application of the Matrix process, and higher operating expenses on lower margin percentages.

                         CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $6,126,000 as of March 31, 1996 compared to $5,570,000 for September 30, 1995. Working capital was $3,332,000 as of March 31, 1996, a decrease from $4,868,000 as of September 30, 1995. The decrease in working capital was largely attributable to a $1,145,000 increase in our current portion of long-term debt and an increase in trade payables.

Cash provided from operations was $3,000,000 as of March 31, 1996 compared to ($665,000) for the same period ending March 31, 1995.

ESI's current ratio, the ratio of current assets to current liability, was 1.17 as of March 31, 1996 and 1.29 as of September 30, 1995.

ESI utilized proceeds from its $7,200,000 line of credit up to a maximum of $4,785,000 in 1996 to fund operations. As of March 31, 1996, ESI had $2,415,000 available in unused lines of credit. The Company's credit facilities of $4,500,000 with one financial institution was renewed on March 29, 1996 and will expire July 29, 1996. This facility offered to renew the line, but at a rate and terms not acceptable to the Company. A second credit facility of $2,200,000 was renewed on April 24, 1996 and will expire July 23, 1996. The Company is negotiating with other financial institutions to replace these facilities and does not anticipate any difficulty in obtaining them, but cannot be certain they will be obtained.

The Company is focused on improving its core business profitability and does not anticipate any major acquisitions or capital outlays in the next six months. ESI anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy presently anticipated cash needs.

                           PART II. OTHER INFORMATION

 EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS INDEX

EXHIBITS

  10.1

B.  REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               EVANS SYSTEMS, INC.

                                 (REGISTRANT)

Date:  May 14,  1996                     By: /s/CHARLES N. WAY
                                                Charles N. Way
                                              Vice President and Chief Financial
                                              Officer And authorized to sign on
                                              behalf of the Registrant
                                       14