Form 10-Q
period 1996-06-30
EVANS SYSTEMS INC
filed 1996-08-13
CIK 904901

As filed with the Securities and Exchange Commission on August 13, 1996
- --------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended JUNE 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 33-62684

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                                      Texas
                          (State or other jurisdiction
                        of incorporation or organization)

                                   74-1613155
                                (I.R.S. Employer
                             Identification Number)

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

Yes [X]  No[ ]

     Number of shares of common stock of registrant outstanding exclusive of
     Treasury:

     Shares or shares held by subsidiaries of the registrant at August 13, 1996:
     2,865,572

                               EVANS SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Financial Statements (Unaudited)                                     Page Number

    Condensed Consolidated Balance Sheet
    June 30, 1996 and September 30, 1995                                  3


    Condensed Consolidated Statement of Income
    Three Months and Nine Months Ended June 30, 1996 and 1995             4


    Condensed Consolidated Statement of Cash Flows
    Nine Months Ended June 30, 1996 and 1995                              5

    Notes to the Condensed Consolidated Financial Statements              6

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                    8

                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K

    A.  Exhibits Index                                                   14

    B.  Reports on Form 8-K                                              14

Signature                                                                14

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                           June 30,       September 30,
                                                             1996             1995
                                                           --------         --------
                                                        (in thousands)  (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents ...........................   $  4,226         $  3,544
   Marketable equity securities ........................      1,755            2,026
   Trade receivables, net of allowance
for
    of $50,000 and $50,000 .............................      7,233            6,367
   Inventory ...........................................      8,565            8,150
   Prepaid expenses and other current assets ...........      1,177            1,387
   Income taxes receivable .............................         92               92
                                                           --------         --------
          Total current assets .........................     23,048           21,566
                                                           --------         --------
Property, plant and equipment, net .....................     19,744           17,623
                                                           --------         --------
Other assets:
   Intangible assets, net ..............................        479              444
   Other ...............................................      1,157              976
                                                           --------         --------
          Total other assets ...........................      1,635            1,420
                                                           --------         --------

          Total assets .................................   $ 44,428         $ 40,609
                                                           ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............     10,890            9,512
   Accrued excise and other taxes payable ..............      2,014            1,738
   Current portion of long-term debt ...................      6,700            5,423
   Deferred income taxes ...............................        -0-               25
                                                           --------         --------
          Total current liabilities ....................     19,604           16,698
Long-term debt .........................................      4,237            4,663
Deferred income taxes ..................................        714              714
Deferred income ........................................        119                0
                                                           --------         --------
          Total liabilities ............................     24,674           22,075
                                                           --------         --------
Commitments and contingencies
Stockholders' equity:
   Common stock $0.01 par value, 15,000,000 shares
      authorized, 2,934,205 shares issued and ..........         29               29
      outstanding
Additional paid-in capital .............................     11,381           11,381
   Retained earnings ...................................      9,140            7,958
   Net unrealized loss on marketable equity securities .       (362)            (400)
   Treasury stock, 69,133 common shares at cost ........       (434)            (434)
                                                           --------         --------
          Total stockholders' equity ...................     19,754           18,534
                                                           --------         --------

          Total liabilities and stockholders' equity ...   $ 44,428         $ 40,609
                                                           ========         ========

                 SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)




                                 Three Months Ended       Nine Months Ended
                                      June 30,                 June 30,
                                  1996        1995        1996         1995
                                --------    --------    ---------    ---------
                                   (in thousands, except per share amounts)
Revenue:
Refined product sales .......   $ 30,072    $ 32,633    $  82,182    $  86,353
  Other sales and services ..     13,402      12,283       37,850       29,923
                                --------    --------    ---------    ---------
     Total revenue ..........     43,474      44,916      120,032      116,276

Cost of sales: ..............     36,566      40,262      103,883      102,127
                                --------    --------    ---------    ---------

Gross profit: ...............      6,908       4,654       16,149       14,149
                                --------    --------    ---------    ---------

Operating expenses:
  Employment expenses .......      2,753       2,258        7,382        6,544
  Other operating expenses ..      1,056         961        3,073        2,811
  General & administrative
          expenses ..........        927         890        2,503        2,775
   Depreciation and
amortization ................        344         281          950          780
                                --------    --------    ---------    ---------
     Total operating expenses      5,080       4,390       13,908       12,910
                                --------    --------    ---------    ---------

Operating income ............      1,828         264        2,241        1,239

Other income/expense
  Interest expense ..........       (220)       (225)        (706)        (555)
  Other income net ..........         85         169          267          303
                                --------    --------    ---------    ---------

Income/(Loss)  before
provision for income taxes ..      1,693         208        1,802          987

Provision for income taxes: .       (596)        (71)        (617)        (345)
                                --------    --------    ---------    ---------

Net income ..................   $  1,097    $    137    $   1,185    $     642
                                ========    ========    =========    =========

Earnings per share ..........   $   0.37    $   0.05    $    0.40    $    0.22

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                                        JUNE 30,
                                                                 1996             1995
                                                                -------          -------
                                                            (in thousands)    (in thousands)
      Cash flows from operating activities:
           Net income .......................................   $ 1,185          $   642
           Non-cash adjustments:
                 Depreciation and amortization ..............       950              780
                 Changes in:
                     Current assets .........................      (838)          (4,068)
                     Current liabilities ....................     2,904            4,900
                 Other, net .................................        37               37
                                                                -------          -------
                    Net cash provided by operating activities     4,238            2,291
                                                                -------          -------

Cash flows from investing activities:
           Capital expenditures .............................    (3,034)          (3,880)
  Purchase of Treasury  Stock ...............................      (153)
           Other, net .......................................      (215)            (211)
                                                                -------          -------
                     Net cash used by investing activities ..    (3,249)          (4,244)
                                                                -------          -------

      Cash flows from financing activities:
           Notes payable, net ...............................      (307)           1,537
           Deferred income ..................................         0
                    Net cash provided (used) by
                                                                -------          -------
                        Financing activities ................      (307)           1,537
                                                                -------          -------
      Net increase/(decrease) in cash .......................       682             (416)
      Cash and cash equivalents, beginning of period ........     3,544            4,526
                                                                -------          -------

      Cash and cash equivalents, end of period ..............   $ 4,226          $ 4,110
                                                                =======          =======

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE A --  BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1995. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

NOTE D --  INVENTORIES

 Inventories consist of the following:

                                                        JUNE 30,   SEPTEMBER 30,
                                                         1996           1995
                                                    -------------  -------------
PETROLEUM MARKETING
     Refined Petroleum Products ..................      3,098,323      3,167,971
      Non-Petroleum Products .....................        474,309        604,836

CONVENIENCE STORES
    Refined Petroleum Products ...................        674,622        697,867
     Non-Petroleum Products ......................      1,032,144      1,133,555


CHEMWAY
    Aerosol Chemical Products ....................        316,917      2,071,812
    Liquid Automotive Products ...................      2,757,123        339,031

EDCO ENVIRONMENTAL
     Environmental Remediation Products ..........        211,384        134,971

TOTAL INVENTORIES ................................      8,564,822      8,150,043

NOTE E --  EARNINGS (LOSS) PER SHARE

 Earnings (loss) per common and common equivalent share for the quarters ended June 30, 1996 and 1995 were computed using 2,865,204 and 2,880,584 weighted average common shares outstanding plus 82,212 and 64,296 weighted average shares of common stock equivalents, respectively. Earnings per common and common equivalent share for the nine months ended June 30, 1996 and 1995 were computed using 2,865,116 and 2,887,482 common shares outstanding plus 64,132 and 52,788 weighted average shares of common stock equivalents, respectively.

Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants net of assumed repurchase of common shares based upon the treasury stock method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

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

The following table reflects the operating results of the Company's business segments for the Three Months ended June 30, 1996 and 1995.

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  JUNE 30, 1996    JUNE 30, 1995
                                                    --------        ---------
                                                          ( in thousands )

PETROLEUM MARKETING(1)
Revenue ..................................          $ 24,057        $ 26,569
Operating Income .........................               389             (10)

CONVENIENCE STORES
Revenue ..................................            10,813          10,815
Operating Income .........................               232               1

CHEMWAY
Revenue ..................................             8,063           7,136
Operating Income .........................             1,364             303

EDCO ENVIRONMENTAL
Revenue ..................................               541             396
Operating  (Loss) ........................              (157)            (30)

TOTAL
Revenue ..................................          $ 43,474        $ 44,916
Operating Income .........................             1,828             264


(1)  Includes the Parent Company

The Company's (ESI's) after-tax profits for the Three Months ended June 30, 1996 and 1995 respectively were $1,097,000 and $137,000. Management attributes the after-tax profit increase of $960,000 in 1996 over 1995 mainly to the improved operating results in ChemWay, Petroleum Marketing, and Convenience Store operations partially offset by the decline in EDCO Environmental's increased loss. Operating revenues for the Three Months ended June 30, 1996 were $43,474,000 compared to $44,916,000 for the comparable period ending June 30, 1995. The $1,442,000 (3.2%) three month decrease in this year's revenues was attributable to increases in ChemWay $927,000; EDCO Environmental $145,000; and a decrease in Convenience Stores $2,000 and in Petroleum Marketing $2,512,000. ESI's gross profits for the Three Months ended June 30, 1996 were $6,908,000 (15.9%) compared to $4,654,000 (10.4%) for the comparable Three Months ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating expenses increased to $5,080,000 in 1996 compared to $4,390,000 in 1995. Operating expenses increased $690,000 in 1996. The increase was mainly attributable to ChemWay's growth where expenses increased on improved profits, and the Convenience Store's growth in co-branding which increased wages and store maintenance expenses.

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $24,057,000 in 1996 compared to $26,569,000 in 1995, a $2,512,000 (9.5%) decrease. Fuel sales gallonage decreased to 20,977,000 gallons compared to 26,321,000 in 1995, a 5,344,000
(20.3%) decrease. Gross profits for 1996 and 1995 were $2,469,000 and $2,070,000 respectively. Gross profit margins increased to 10.3 percent compared to 7.8 percent in 1995. Margins increased by a reduction in low margin rack sales to other wholesalers and improved seasonal conditions in the industry. Operating expenses increased $2,000 in 1996. Operating expenses were 8.7 percent of revenues in 1996, and 7.8 percent in 1995. ESI, the parent company, is included in the Petroleum Marketing results. Operating income increased to $389,000 compared to a loss of $(10,000) in 1995.

                               CONVENIENCE STORES

The Convenience Store segment sales were $10,813,000 in 1996 compared to $10,815,000 in 1995; a $2,000 decrease. Fuel sales decreased to $6,381,000 in 1996 compared to $6,553,000. Fuel sales gallonage decreased to 5,034,000 gallons compared to 5,521,000 in 1995; a 487,000 (8.8%) decrease. Merchandise sales increased to $4,264,000 in 1996 compared to $4,171,000 and other income increased to $168,000 compared to $91,000. The company currently operates 39 locations compared to 44 locations (43 with fuel) in 1995. Gross profit for 1996 and 1995 was $2,260,000 and $1,798,000 respectively, a $462,000 (25.7%)
increase. Management attributes the increase mainly to a $273,000 increase in merchandise gross profits, a $112,000 increase in fuel, and other income of $77,000. Gross profit margins increased to 20.9% in 1996 compared to 16.6% in 1995. Gross profit margins on fuel sales increased to 11.0% compared to 9.0%; merchandise margins increased to 32.6% compared to 26.8% in 1995. Operating expenses increased $231,000 in 1996. Operating income increased to $232,000 compared to $1,000 in 1995.

                                     CHEMWAY

ChemWay sales were $8,063,000 in 1996 compared to $7,136,000 in 1995. The $927,000 (13.0%) increase in revenue was mainly attributable to an expanded customer base in all 50 states, new customers in four overseas countries, and the addition of new products. Gross profit for three months was $2,065,000 and $612,000 respectively. Gross profit margins increased to 25.6 percent compared to 8.6 percent in 1995. A major contributing factor to the increase in margins was attributable to increase margins on R-12 created by high demand. Operating expenses increased $387,000 in 1996 compared to 1995. The $392,000 increase was mainly attributable to employment expenses of $308,000 centered in accrued employment contract bonuses and labor costs on increased production; transportation $51,000; facility and equipment maintenance $25,000; and depreciation $8,000, all of which are related to increased revenues. Operating income for the quarter ended June 30, 1996 and 1995 respectively was $1,364,000 and $303,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $541,000 compared to $396,000 in 1995. Gross profit for three months was $115,000 and $174,000 respectively. Gross profit margins decreased to 21.3 percent compared to 44.1 percent in 1995. Gross profit margin percentage fell due primarily to low margin equipment sales and competitive pricing on construction work. With the TNRCC (Texas Natural Resource Conservation Commission) fund now fully funded, management is focusing on TNRCC remediation work. This work produces higher margins and requires less overhead to support the work. Operating expenses increased $68,000 in 1996 compared to 1995. The $68,000 increase was mainly attributable to increased employee costs of $25,000; depreciation $8,000; transportation and equipment costs $34,000; and general and administrative $1,000. The higher operating expenses are a result of the service department overhead and high maintenance of Matrix and construction equipment. Operating (loss) for the quarters ended June 30, 1996 and 1995 respectively were ($157,000) and ($30,000). The $127,000 loss increase was mainly attributable to higher operating expenses and reduced margins.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

The following table reflects the operating results of the Company's business segments for the nine months ended June 30, 1996 and 1995.


                                                 Nine  Months      Nine Months
                                                    Ended             Ended
                                                 JUNE 30, 1996     JUNE 30, 1995
                                                   ---------          ---------
                                                          (in thousands)

PETROLEUM MARKETING(1)
Revenue ..................................         $  66,034          $  70,203
Operating Income (Loss) ..................               300                263

CONVENIENCE STORES
Revenue ..................................            29,601             29,269
Operating Income .........................               334                525

CHEMWAY
Revenue ..................................            22,519             15,628
Operating Income .........................             1,941                608

EDCO ENVIRONMENTAL
Revenue ..................................             1,878              1,176
Operating  (Loss) ........................              (334)              (157)

TOTAL
Revenue ..................................         $ 120,032          $ 116,276
Operating Income .........................             2,241              1,239

(1) Includes the Parent Company

The Company's operating revenues for the nine months ended June 30, 1996, were $120,032,000 compared to $116,276,000 for the comparable period ending June 30, 1995. The $3,756,000 nine month increase in this year's revenues was attributable to the following business segments: ChemWay $6,891,000; EDCO Environmental $702,000, Convenience Store revenues $332,000 and a decrease in Petroleum Marketing of $4,169,000. The Company's gross profit for the nine months ended June 30, 1996 was $16,149,000 (13.5%) compared to $14,149,000
(12.2%) for the comparable nine months ended June 30, 1995. Operating expenses were $13,908,000 and $12,910,000 for the nine months ended June 30, 1996 and 1995, a $998,000 increase. The increase was mainly attributable to ChemWay's growth where expenses increased $769,000 on improved profits, EDCO Environmental $155,000; Convenience Stores $395,000 and a decrease in Petroleum Marketing of $323,000. The Company's after-tax profits for the nine months ended June 30, 1996 and 1995 respectively were $1,185,000 and $642,000. Management attributes the after-tax profit increase mainly to ChemWay's growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $66,034,000 for the nine months ended June 30, 1996 compared to $70,203,000 in 1995. The $4,169,000 decrease in revenue was mainly attributable to a decrease in rack sales to other wholesalers. Fuel sales gallonage decreased to 62,649,000 gallons compared to 70,094,000 in 1995; a 7,445,000 decrease. Gross profits for the nine month period ended June 30, 1996 and 1995 respectively were $6,322,000 and $6,608,000. Gross profit margins increased to 9.6 percent compared to 9.4 percent in 1995. Operating expenses decreased to $6,022,000 compared to $6,345,000 in 1995. Operating expenses were 9.1 percent of revenues in 1996 and 9.0 percent in 1995. Management attributes the $323,000 decrease to employment expenses ($269,000); transportation ($71,000); general administrative expenses ($164,000) ; and increases in depreciation $91,000 and repairs to buildings and fuel dispensing equipment of $90,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income increased to $300,000 for the nine month period ended June 30, 1996 compared to $263,000 for the comparable nine month period in 1995.

                               CONVENIENCE STORES

The Convenience Store segment sales were $29,601,000 for the nine month period ended June 30, 1996 compared to $29,269,000 for the comparable nine month period in 1995. Fuel sales decreased to $17,296,000 for 1996 compared to $17,641,000 for 1995, a $345,000 decrease. Fuel sales gallonage decreased to 14,796,000 for the nine month period ended June 30, 1996 compared to 15,301,000 for the comparable nine month period in 1995. Merchandise sales increased to $11,800,000 compared to $11,235,000 and other income increased to $506,000 compared to $394,000 for the comparable nine month period in 1995. Management attributes the $332,000 increase to merchandise sales $565,000; other income $112,000; and a decrease in fuel sales of $345,000. Gross profit for the nine month period ended June 30, 1996 and 1995 was $5,933,000 and $5,729,000 respectively. Management attributes the $204,000 increase mainly to a $494,000 increase in merchandise gross profits and other income of $112,000 and a $402,000 decrease in fuel gross profits created by competitive pricing in the first two quarters and fewer company-owned locations. Gross profit margins increased to 20.0 percent for the nine month period ended June 30, 1996 compared to 19.6 percent for 1995. Gross profit margins on fuel sales decreased to 10.4 percent compared to 12.4 percent; merchandise margins increased to 30.8 percent compared to 28.0 percent for 1995. Operating expenses increased to $5,599,000 for the nine month period ended June 30, 1996 compared to $5,204,000 for the comparable nine month period in 1995. Operating income decreased to $334,000 for 1996 compared to $525,000 in 1995.

                                     CHEMWAY

ChemWay sales were $22,519,000 for the nine months ended June 30, 1996 compared to $15,628,000 for the comparable nine month period ended June 30, 1995. The $6,891,000 (44.1%) increase in revenue was mainly attributable to an expanded customer base in all 50 states, new customers in four overseas countries, and the addition of new products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Gross profit for 1996 and 1995 was $3,493,000 and $1,391,000 respectively. Gross profit margins increased to 15.5 percent compared to 8.9 percent in 1995. Operating expenses increased $769,000 in 1996 compared to 1995. Increases in operating expenses were mainly attributable to employment expense $535,000 centered in accrued employment contract bonuses and labor costs on increased production; transportation $107,000; facility and equipment maintenance $87,000; depreciation $29,000; and general and administrative expenses of $11,000. Operating income increased to $1,941,000 compared to $608,000 in 1995.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $1,878,000 compared to $1,176,000 in 1995. Gross profit for the nine months was $399,000 and $421,000 respectively. Gross profit margins decreased to 21.3 percent in 1996 compared to 35.8 percent in 1995. Margins were lower due to competitive pricing on construction work, low margin equipment sales and the Matrix job completed in the fiscal second quarter 1996. Operating expenses increased $155,000 in 1996 compared to 1995. Increases were mainly attributable to employment expenses $63,000; transportation $10,000; maintenance $50,000; general and administrative $10,000; and depreciation $22,000. Operating (loss) for the nine months ended June 30, 1996 and 1995 respectively was ($334,000) compared to ($157,000).

                         CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $5,981,000 as of June 30, 1996 compared to $5,570,000 for September 30, 1995. Working capital was $3,444,000 as of June 30, 1996, a decrease from $4,868,000 as of September 30, 1995. The decrease in working capital was largely attributable to a $1,277,000 increase in the current portion of long-term debt and an increase in trade payables.

Cash provided from operations was $4,238,000 as of June 30, 1996 compared to $2,291,000 for the same period ending June 30, 1995.

ESI's current ratio, the ratio of current assets to current liability, was 1.18 as of June 30, 1996 and 1.29 as of September 30, 1995.

ESI utilized proceeds from its $7,000,000 line of credit up to a maximum of $4,595,000 in 1996 to fund operations. As of June 30, 1996, ESI had $2,405,000 available in unused lines of credit. The Company's credit facilities of $4,500,000 with one financial institution was renewed on July 29, 1996 and will expire September 27, 1996. A second credit facility of $2,200,000 was renewed on July 23, 1996 and will expire October 23, 1996. The Company has a commitment letter executed on August 2, 1996 and the loan documents from another financial institution to replace the two existing lines into one facility. The new facility is for a term of three years.

It is expected that the Company's continued expansion of its operations will result in additional uses of funds in the future. However, the company anticipates that its existing sources of liquidity, its new relationship with a major financial institution capable of providing term loans for capital expenditures, and cash flows from operations will be sufficient to satisfy presently anticipated cash needs for the next twelve months.

                           PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS INDEX

EXHIBITS       SEQUENTIAL PAGE NUMBER

10.1           None



B.  REPORTS ON FORM 8-K

     No report on Form 8-K has been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  EVANS SYSTEMS, INC.

                                  (REGISTRANT)

Date: August 13, 1996             By: /s/ CHARLES N. WAY
                                          Charles N. Way
                                  Vice President and Chief Financial Officer
                                  And authorized to sign on behalf of the
                                  Registrant

