Form 10-K
period 1996-09-30
EVANS SYSTEMS INC
filed 1996-12-27
CIK 904901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, par value $.01 per share           NASDAQ-NMS Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On December 24, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $7,242,691, which excludes shares to be issued in the 5% stock dividend discussed in Part II item 5.

On December 24, 1996, there were 2,888,572 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant, or shares to be issued in the 5% stock dividend discussed in Part II item 5.

Documents   incorporated  by  reference:   1996  Proxy Statement - Part III

                                     PART I

ITEM 1.  BUSINESS

Evans Systems, Inc. (ESI) is a vertically integrated, growth-oriented company engaged in:

0     Petroleum Marketing;

0     Convenience store operations;

0     The packaging and marketing of automotive after-market chemical products;
      and

0     Environmental remediation services.

History

The company began in 1968 with a single gas station in Bay City, Texas, emphasizing service and careful attention to customers' preferences and needs. The Company has expanded since then to 177 stations and 40 convenience stores throughout Southeast Texas and Louisiana.

The Company believes that convenience stores provide a more efficient method of utilizing personnel and distributing products to the customer. In the late 1980's, management shifted the Company's emphasis from company-owned stores to independent ownerships operated in conjunction with the Company's growing fuel distribution operations.

The Company also owns a petroleum terminal and several bulk plants through which it supplies motor fuel to other wholesalers and retailers. The operations of these facilities were subsequently strengthened with the addition of fuel exchange agreements with major petroleum companies. The Company also distributes lubricants, specialty petroleum products, tires and certain automotive accessories in Texas and Louisiana.

Since 1980, the Company has provided environmental services for its own facilities and its customers. The Company maintains the necessary licenses and facilities to provide environmental services to a variety of customers ranging from small operations to banks, utilities, major petroleum companies and large industrial plants. In 1990, ChemWay Systems, Inc. (ChemWay) was incorporated to package and market aerosol and liquid automotive chemical products.

In the late summer of 1995, the Company began reviewing its operating structure. The results were approved by the Board of Directors on December 18, 1995, and include a realignment of its Way Segment into two segments, Petroleum Marketing and Convenience Stores, to provide efficiency and accountability. The Company believes this realignment will also provide more meaningful reporting of operating results. (See Management's Discussion & Analysis)

The company had the following operating results during the past three years.


                           YEAR ENDED         YEAR ENDED        YEAR ENDED
                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                               1996              1995              1994
                           -------------    ---------------   -------------
PETROLEUM MARKETING[1][2]               ---(In Thousands)---
Revenue ...................  $  91,374       $  93,963       $  68,508
Operating Income ..........        644             252             585

CONVENIENCE STORES[2]
Revenue
Operating Income
                                39,602          39,538          30,089
CHEMWAY ...................        171             245             382
Revenue ...................     25,773          22,853           9,758
Operating Income ..........      2,179             692             172

EDCO ENVIRONMENTAL
Revenue ...................      2,031           1,841           1,511
Operating Income/(Loss) ...       (456)           (271)            (32)

TOTAL:
Revenue ...................  $ 158,780       $ 158,195       $ 109,866
Operating Income ..........      2,538             918           1,107

[1] Includes the parent company.
[2] Includes the operations of Kincer Stores acquired in August, 1994

PETROLEUM MARKETING

The following table sets forth the revenues of the Petroleum Marketing segment (in thousands):

                                                     FISCAL YEAR ENDED
                                                         SEPTEMBER 30
                                               ---------------------------------
                                                1996         1995         1994
                                               -------      -------      -------
Refined Petroleum Product Sales .........      $89,717      $91,909      $67,031
Non-Petroleum Product Sales .............        1,657        2,054        1,477
Total Sales .............................      $91,374      $93,963      $68,508

   The Petroleum Marketing segment includes the sale of motor fuels, lubricants, tires and accessories items to commercial and industrial accounts, and the sale of motor fuels to the public through the following retail outlets:

      0 105 stations with Company-supplied tanks, canopies, and pumps, and independently owned and operated convenience stores (the Company receives 40 percent or 50 percent of the gasoline margins, depending on who owns the underground equipment.)

      0 72 stations and convenience stores to which the Company provides major oil company brand names, credit cards, and signs, without further investment, and receives its customary markups on fuel deliveries.

   The Company's business strategy for its Petroleum Marketing segment is (1) to continue upgrading its facilities, including installation of automated tank monitoring equipment; (2) to increase sales by providing canopies, tanks, and pumps for a larger number of independently operated convenience stores; (3) to increase sales volume through increased brand representation and by acquisition; (4) to market in a variety of local areas; and, (5) to expand in other markets.

   CONVENIENCE STORE

   The following table sets forth the revenues of the Convenience Store segment (in thousands):

                                              1996          1995          1994
                                             -------       -------       -------
Refined Petroleum Sales ..............       $22,993       $23,667       $17,180
Merchandise Sales ....................        15,996        15,466        12,392
Other Income .........................           613           405           517
                                             -------       -------       -------
Total Sales ..........................       $39,602       $39,538       $30,089

   The Company operates 40 convenience stores with self-serve motor fuels and a variety of food and non-food merchandise. One company operated full service station without a convenience store is included in this segment. Other income is mainly lottery commissions and lease income. Convenience Stores business strategy is (1) to continue upgrading its facilities to meet modern images;
   (2) to increase sales and profits through the addition of Taco Bell(R) and Blimpie(R) franchises to its existing locations; (3) to lease to others marginal locations maintaining fuel profits through contracts tied to leases;
   (4) to reinvest funds from the sale of marginal stores leased to others in locations that produce a better return on investment; and (5) to provide a clean, friendly, and safe store with the merchandise customers desire.

   CHEMWAY SYSTEMS

   ChemWay blends and packages chemicals for the automotive aftermarket in aerosol and liquid containers, from 4 ounce containers to 55 gallon drums. The plant is located eight miles south of Bay City, Texas, on the Colorado River, in an industrial park on a 13 acre site. Aerosol packaging constitutes the largest share of production, with the liquid line growing in proportion to general company growth. The major aerosol products are refrigerants packaged in 12 ounce high pressure cans and 30 pound disposable cylinders.

   The following branded products are currently offered by ChemWay:

   AEROSOL                                    LIQUID
   -------                                    ------
   R-12                                       Engine Flush
   Carb & Choke Cleaner                       A/C Purge & Flush
   Engine Cleaner and Degreaser               Power Steering Fluid
   Penetrating Oil Spray                      Octane Boost
   Refrigerant Oil Charge                     Refrigerant Oil
   Brake Parts Cleaner                        Five Minute Engine Flush
   Tar & Bug Remover                          Carb & Fuel Injector Cleaner
   HFC-134A                                   Tire & Wheel Cleaner
   Starting Fluid                             Engine Degreaser & Cleaner
   Premium Starting Fluid                     Super Heavy Duty Brake Fluid
   Windshield D-Icer                          Antifreeze and Summer Coolant
   R-22                                       Two Cycle Engine Oil
   Tire Inflator with Cone                    Gas Treatment
   Tire Inflator with Hose                    Diesel Treatment
   134-A Oil Charge                           Windshield Washer Concentrate
   Super Concentrate Carb/Injector Cleaner    Vinyl Cleaner and Protector
                                              Motor Oil
                                              A.T.F. Type A
                                              Rain Guard
                                              K-1 Kerosene
                                              Petroleum Solvent - Metal Parts
                                                Cleaner
                                              DOT 3 Brake Fluid
                                              DOT 4 Brake Fluid
                                              Lead Substitute
                                              134-A Ester Oil
                                              134-A A/C Flush
                                              Emission Reducer
                                              Fog Guard
                                              Diesel Conditioner
                                              Gas Line Anti-Freeze

   These products are currently marketed in 50 states under the brand name "ChemWay." Domestic marketing activities are conducted through manufacturer's representatives under the guidance and direction of ChemWay's management. ChemWay plans to begin production of the following branded products by the end of the second quarter of 1997.

    AEROSOL                                     LIQUID
    Brake Parts Cleaner, Non-Chlorinated        134-A Pag Oils
                                                Fuel System Water Remover
                                                TC-W3  2 Cycle Oil
                                                10w30 Motor Oil
                                                10w40 Motor Oil
                                                Mercron III/ Mercron A.T.F.
                                                Engine Oil Treatment
                                                Engine Oil Stop Leak
                                                Engine Oil No Smoke
                                                Automatic Transmission Stop Leak
                                                B.F. Dot 5 with Silicone
                                                P.S.F. Stop Leak
                                                P.S.F. for Honda Cars
                                                Manual Clutch Fluid
                                                Gas Tank Treatment with ISD

Plans are underway for expansion in 1997 in anticipation of expected growth of all of ChemWay's products and private brand services. ChemWay is also involved in reclamation of refrigerants, which the company believes will enhance its position relative to regulatory limits on the production of refrigerants.

EDCO ENVIRONMENTAL SYSTEMS, INC.

EDCO Environmental currently focuses on the following:

0  Underground   Storage  Tank  (UST) Removal     0  UST Regulator Upgrades
0  Site   Assessments  for  Regulatory Agencies   0  UST Repairs and Maintenance
0  UST Installation                               0  Site Clean Up Reimbursement
0  Waste Remediation

EDCO Environmental has provided environmental remediation services to one hundred customers ranging from gasoline stations, convenience stores, and other small local enterprises, to public utilities, banks, major oil companies, large industrial corporations, and a variety of governmental institutions and enterprises. Environmental protection work has been largely government mandated. In the mid 1980s, the Environmental Protection Agency (EPA) initiated a program for the management of UST throughout the country. Each state was required to develop and enforce standards at least as stringent and comprehensive as the federal regulations. In Texas, the Texas Natural Resource Conservation Commission (TNRCC) was assigned such responsibility. Any company engaged in UST activities in Texas must be a licensed contractor with the TNRCC. Specified personnel within the licensed company must also hold individual licenses for UST removals and/or new installations. EDCO Environmental possesses all necessary licenses and is a licensed contractor duly approved by the TNRCC.

The EPA has recently required Stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new automobiles. This decision will affect retail gasoline facilities in the cities and surrounding counties of Houston, Galveston, Dallas/Fort Worth, El Paso and Port Arthur/Beaumont. The EPA phase-in of TNRCC UST improvement deadlines is 1998.

As a previously unincorporated division of the Company, EDCO Environmental provided UST installation services for over ten years to the Company and some of its customers in exchange for fuel supply agreements which resulted in approximately $11 million dollars in additional annual fuel sales. The company then found a ready market for its remediation services and became an independent contractor in the environmental remediation business. As a result, the Company incorporated EDCO Environmental in 1992. EDCO Environmental's management defines the company's prospective market areas as Institutional (including federal, state and local entities), Corporate, Private and International. The company is currently operating along the Texas Gulf Coast. EDCO Environmental proposes to expand its market for services throughout Texas and Louisiana.

A number of states have established remediation funds to assist owners/operators in clean-up activities. In Texas, this was done through the Groundwater Protection Act approved by the Texas Legislature effective September 1, 1989. The Act, as amended, provides clean-up funds for eligible expenses, less deductibles from $1,000, up to $10,000. The fund is continually financed by a fee assessed on motor fuel sold in the state. Financing programs secured by assignments of rights to TNRCC reimbursements can be obtained for sites impacted by releases from UST's. For locations where contamination already exists, the UST owner/operator must comply with TNRCC clean-up regulations or risk fines up to $10,000 per day and disqualification from the benefits and funding of the Groundwater Protection Act.

The Texas Natural Resource Conservation Commission is continuing to provide guarantees of reimbursements for clean-up of contaminated locations. The TNRCC has recently been advanced an additional $120 million and increased the fee to fund future clean-ups.

EDCO Environmental is placing greater emphasis on site assessments and remediation activities which are dependent upon TNRCC reimbursement. In addition, EDCO will promote its service station equipment distribution products through its recent distributor agreements with Schlumberger and US Test, and continue to develop its service department. EDCO will also continue to market Matrix CA-6, a newly patented remediation product.

EMPLOYEE RELATIONS

The Company employs 464 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs, or strikes, and is not engaged in any litigation with regards to employment rights and practices or other social or civil rights.

Management considers its employee relations to be satisfactory.

COMPETITION

All of the Company's business segments are highly competitive. The Company competes on the basis of price, service, and corporate capabilities. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's Petroleum Marketing division also competes with integrated oil companies which, in some cases, own or control a majority of their Petroleum Marketing facilities. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

The Company, however, is one of the leading independent suppliers of refined petroleum products within a 250 mile radius surrounding Houston, Texas and Southwest Louisiana. Being a multi-brand distributor gives the Company a competitive advantage of flexibility in placing the proper brand for the location. The Company sells to the smaller retail consumer and to the high volume industrial customer. The Company sells in excess of 105 million gallons per year, which places it in the top one (1) percent of all independent marketers of refined petroleum products in the United States. The Company markets approximately 20 percent of its volume to the greater Houston metropolitan area where major oil companies are the primary existing competitors. On occasion, the major oil companies cut prices to increase their market position.

The convenience store industry is a retail service-oriented industry. It is distinguished from other retail businesses by its emphasis on location and convenience rather than price, and a commitment to customers who need to purchase items quickly at extended hours. Convenience stores feature a wide variety of items including groceries, dairy products, tobacco products, beverages, and health and beauty aids. Many sell petroleum on a self-service basis. Stores are generally designed with ample customer parking and quick checkout procedures to maximize convenience as well as encourage impulse buying of high margin items.

The convenience store industry is highly competitive, fragmented, and regionalized. It is characterized by a few large companies and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include Diamond Shamrock and E-Z Mart. The Company also competes with other convenience stores, small supermarkets, grocery stores, and major and independent gasoline distributors who have converted units to convenience stores.

The Company also encounters competition in attempting to acquire sites for new stores and existing groups of convenience stores. The Company's continued growth in this business depends upon its ability to identify acquisition candidates that can be obtained and operated profitably and to find suitable locations for new stores.

The development, production, and marketing of chemical products for use with automotive vehicles is also very competitive. Management attributes the rapid growth of ChemWay to date to aggressive marketing, economies through distribution, and the diversity in the number and types of products sold. The packaging of chemical products will be subject to continuing changes in ingredients, product requirements, government regulations, and legislative changes which could increase research, production, and competitive burdens in future years.

ChemWay sells automotive after-market products in all fifty states. ChemWay primarily has four competitors in the combination aerosol and liquid packaging business. All four competitors are better capitalized and larger. There are numerous other competitors who can do either aerosol or liquid packaging. The principal competitive factors are product formulations and performance, packaging, price, and service.

EDCO Environmental is a full service environmental company. In the past, the remediation industry was not highly competitive, but increasingly companies are entering the environmental business. Management of EDCO Environmental anticipates that the business will become increasingly competitive in the years ahead. EDCO Environmental is larger and better financed than some of its area competitors, but is much smaller than some major national environmental service concerns.

The remediation industry is characterized by a few large companies, some medium sized companies such as EDCO Environmental, and many small independent companies. Some competitors are larger and have greater resources than EDCO Environmental. EDCO Environmental competes primarily with engineering firms and private contractors in addition to other environmental remediation companies.

The continued growth in the remediation service is dependent upon market penetration, customer base, government regulations, funding, and legislative changes. EDCO Environmental's growth in underground storage tank upgrading depends upon its ability to work efficiently, meet price competition, and will be adversely affected by restrictions upon reimbursements by the Texas Natural Resource Conservation Commission (See "Business", "EDCO Environmental Systems, Inc.").

ITEM 2.  PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns twenty-four (24) convenience stores with gasoline installations in Texas and Louisiana, and rents or leases another thirty-nine (39) convenience stores under varying terms.

The Company's general offices are located in a 10,300 square foot, free-standing building located on a 15-acre tract with 400 feet of frontage along Highway 60 North in Bay City, Texas. EDCO Environmental's facilities include a 19,200 square foot shop, fabrication, and maintenance building adjacent to the administration building.

Additional office and administrative operations (5,985 square feet) and 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, are located on 3 acres of land approximately 1/2 mile north on Highway 60. Bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks, are located adjacent to the warehouses.

ChemWay's offices, together with 29,680 square feet of manufacturing and warehouse space, are located adjacent to the offices and petroleum terminal of Way Energy, situated on a 13-acre tract leased from the Port of Bay City for an annual rental of $1,293 (ChemWay pays Way Energy a monthly rental of $2,000 for the use of its portion of the premises). Way also has a warehouse, dock, and fuel tanks with 110,000 barrel storage capacity as well as loading and unloading facilities on the premises leased from the Port of Bay City. The Company also owns an unimproved tract of approximately 333 feet of dock frontage located along navigable waters suitable for future intercoastal and intracoastal shipment of Company products.

ChemWay has two (2) additional sites. One site has office and warehouse space (6,650 sq. ft.) situated on 1.3 acres of land with 195 feet of frontage on Highway 60. The other site is a 55,000 sq. ft. warehouse and office building located on 3.2 acres in a residential/industrial section of the City of Bay City.

ITEM 3.  LEGAL PROCEEDINGS

During fiscal 1996, the Company was a defendant in the following:

1. No. 96-J-0035-C; THELMA MESSER, INDIVIDUALLY AND AS INDEPENDENT EXECUTRIX OF THE ESTATE OF JIMMY D. MESSER, DECEASED VS. DOWELL SCHLUMBERGER, INC. D/B/A SCHLUMBERGER WELL SERVICES, ET. AL.; in the 130th Judicial District Court of Matagorda County, Texas.

      This case was filed January 17, 1996 by the wife of a deceased employee, Jimmy Messer, involving a motor vehicle accident, in which Messer was a passenger. The vehicle Messer was in, was rear-ended by an automobile driven by Ray Johnson, an employee of Dowell. Following extensive discovery and the deposition of Johnson, liability was established as to Johnson and Dowell and Evans Systems, Inc. was exonerated. At the last deposition, the attorney for the Plaintiffs advised the undersigned that he would non-suit (dismiss) this action against Evans Systems, Inc. We are currently awaiting said non-suit motion and order. No formal monetary demand has been made and in the event the non-suit is not filed, management has instructed its attorney to seek sanctions for bad faith filing and file a motion for summary judgment.


2. No. 95-6-11, 567; COUNTY OF VICTORIA, ET. AL. VS. DIAMOND MINI-MART, INC., A TEXAS CORPORATION D/B/A KINCER FOOD STORE #8; in the 135th Judicial District Court of Victoria County, Texas.

      This is an IN REM action filed in June, 1995. Plaintiff alleges that taxes are due on personal property for the years 1992 and 1993. Defendant obtained said property in August 1994 and is relying upon the Seller's attorney opinion statement and bills of sale which recite Defendant received said personality free of all liens including tax liens. Management is contesting the amount alleged ($9,338.25) and has demanded that Seller and/or its attorney pay any past due taxes. Currently, the trial setting has been dropped and negotiations continue with both the taxing authority and the Seller/Seller's attorney.


3. No. 95-6-11,568; COUNTY OF VICTORIA, ET. AL. VS. EVANS SYSTEMS, INC., A TEXAS CORPORATION D/B/A KINCER OIL COMPANY; in the 24th Judicial District Court of Victoria County.

      This is an IN REM action filed in June, 1995. Plaintiff alleges taxes are due on personal property for the years 1992 and 1993. Defendant received said personality free of all liens including tax liens. Management is contesting the amount alleged ($13,943.53) and has demanded that Seller and/or Seller's attorney pay any past due taxes. Currently, the trial setting has been dropped and negotiations continue with both the taxing authority and the Seller/Seller's attorney.


4. Pending Litigation; EVANS SYSTEMS, INC. VS. INSURANCE CONCEPTS, INC./LLOYDS'S OF LONDON/CLARENDON AMERICAN INSURANCE COMPANY.

      This involves an umbrella insurance policy for Evans Systems, Inc. for the years 1993-1995 wherein the insurance company, after cancellation by Evans Systems, Inc., are requesting premium payments of $95,268.42 based upon payroll calculations. Management contends that the umbrella policy was represented to Evans Systems, Inc. as a fixed or flat policy based upon the underlying policy and therefore nothing is owed. Management has filed a lawsuit in Matagorda County, Texas alleging fraud, deceptive trade practices and insurance code violations.

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY HOLDERS

None.


                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK INFORMATION

Traded On the National Market System -- NASDAQ Symbol "EVSI." Common Stock, $.01 par value 2,888,572 shares outstanding at the close of business on December 24, 1996. Number of stockholders: approximately 1,350. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

On December 16, 1996, the Company declared a 5% stock dividend to shareholders of record on December 31, 1996 to be paid on January 20, 1997. In lieu of the issuance of fractional shares, cash will be paid.

The high and low price range for the last two years, which has not been adjusted for the stock dividend noted above, is listed below:

DATES                                                 HIGH        LOW
--------------------------------------------------------------------------------
October 1, 1994 through December 31, 1994             5 1/4      3 3/4
January 1, 1995 through March 31, 1995                6 1/4      4 1/8
April 1, 1995 through June 30, 1995                   6 1/4      4 3/4
July 1, 1995 through September 30, 1995               7 3/8      5 3/8
October 1, 1995 through December 31, 1995             6 3/16     3 1/2
January 1, 1996 through March 31, 1996                5 5/8      3 3/16
April 1, 1996 through June 30, 1996                   6 3/4      4 5/8
July 1, 1996 through September 30, 1996               6 7/8      4 5/8

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                  YEAR ENDED SEPTEMBER 30
                                    ---------------------------------------------------
 INCOME STATEMENT DATA:               1996       1995       1994      1993       1992
                                    --------   --------   --------   --------   -------
                                 ----- Dollars in thousands, except per share data ----
Revenues ........................   $158,780   $158,195   $109,866   $105,338   $90,650
Gross Profit ....................     21,685     19,282     14,302     13,927    12,397
Operating Income ................      2,538        918      1,107      2,291     1,601
Net Income ......................      1,119        335        740      1,308     1,100
Earnings per share(1) ...........        .36        .11        .23        .67       .66
Weighted average number of common
and common equivalent shares
outstanding(1) ..................      3,067      3,088      3,152      1,958     1,667

(1)  Adjusted  for 5% stock  dividend as  discussed in Item 5.

                                                  YEAR ENDED SEPTEMBER 30
                                    ---------------------------------------------------
 BALANCE SHEET DATA:                  1996       1995       1994      1993       1992
                                    --------   --------   --------   --------   -------
                                                   ---Dollars in thousands---
Current Assets                      $18,726    $21,566    $18,250   $ 22,294   $ 10,029
Current Liabilities                   9,724     16,698     11,938     10,300      8,977
Current Ratio                        1.93:1     1.29:1     1.53:1     2.16:1     1.12:1
Total Assets                         41,073     40,609     33,164     30,535     16,230
Long-term Debt                       10,400      4,663      2,168      1,913      1,649
Total Stockholders' Equity           19,748     18,534     18,327     18,218      5,590

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                              RESULTS OF OPERATIONS

1996 VS 1995

The Company's (ESI's) after-tax profits for the years ended 1996 and 1995 respectively were $1,119,000 and $335,000. Management attributes the after-tax profit increase of $784,000 in 1996 over 1995 mainly to an increase in gross profit margins in ChemWay on higher revenues and a decrease in expenses in the Petroleum Marketing segment. ESI's revenues for 1996 increased $585,000 to $158,780,000 compared to $158,195,000 in 1995. Fuel sales gallonage decreased to 105,357,000 gallons compared to 114,398,000 in 1995; a 9,041,000 (7.9%)
decrease. ESI's gross profits for 1996 were $21,686,000 (13.7%) compared to $19,282,000 (12.2%) in 1995. Management attributes the increase in gross profit margins to the fast food conversions began in 1996 and to ChemWay refrigerant margins.

Operating expenses in 1996 increased to $19,147,000 compared to $18,364,000 in 1995. Operating expenses were 12.1 percent of revenues in 1996, and 11.6 percent in 1995. Management attributes the increase in expenses primarily to the cost of volume increases in ChemWay, the preparation to expand the Convenience Store segment, and increased depreciation in all segments related to expansion in equipment to provide for future growth. (Refer to the discussion of each business segment for additional detail in this section.)

                               PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $91,374,000 in 1996 compared to $93,963,000 in 1995, a $2,589,000 (2.8%) decrease. Fuel sales gallonage decreased to 85,845,000 gallons compared to 94,513,000 in 1995, a 8,668,000
(9.2%) decrease. Gross profits for 1996 and 1995 were $8,810,000 and $9,181,000 respectively. Gross profit margins decreased to 9.6 percent compared to 9.8 percent in 1995. Operating expenses decreased $762,000 in 1996. Operating expenses were 8.9 percent of revenues in 1996, and 9.4 percent in 1995. Management attributes the decrease to decreases in employment expenses of $364,000; transportation of $205,000; general administrative expense of $412,000; and to increases in repairs to buildings and fuel dispensing equipment of $51,000 and depreciation of $168,000. These changes were mainly attributable to the corporate restructuring made during the year. ESI, the parent company, is included in the Petroleum Marketing results. Operating income increased to $644,000 compared to $252,000 in 1995.

                               CONVENIENCE STORES

The Convenience Store segment had sales of $39,602,000 in 1996 compared to $39,538,000 in 1995; a $64,000 (0.2%) increase. Fuel sales decreased to $22,993,000 in 1996 compared to $23,667,000 in 1995. Fuel sales gallonage decreased to 19,512,000 gallons compared to 20,425,000 in 1995; a 913,000 (4.5%)
decrease. Merchandise sales increased to $15,996,000 in 1996, compared to $15,466,000 in 1995, and other income increased to $613,000 compared to $405,000. Management attributes the $64,000 increase in sales to merchandise $530,000; other income of $208,000; and a decrease in fuel of $674,000.

Gross profit margins increased to 20.0% in 1996 compared to 19.2%. Gross profit margins on fuel sales decreased to 10.6% compared to 12.5%; merchandise margins increased to 30.6% compared to 27.4% in 1995.

Operating expenses increased $421,000 in 1996. Operating expenses were 19.6% of revenues in 1996 and 18.6% in 1995. Increases in operating expenses were centered in employment $453,000; transportation $30,000; depreciation $166,000 and decreases in building/equipment repairs and leases $83,000 and general administration $145,000. These increases were mainly attributable to the additional employees required in its fast food outlets, management restructuring for growth, and increased depreciation on rebuilds or store remodeling. Operating income decreased to $171,000 compared to $245,000 in 1995.

                                     CHEMWAY

ChemWay sales were $25,773,000 in 1996 compared to $22,853,000 in 1995; a $2,920,000 (12.8%) increase. The increase was mainly attributable to an increase in R-12 sales. Gross profits for 1996 and 1995 were $4,422,000 and $1,937,000 respectively. Gross profit margins increased to 17.2 percent in 1996 compared to
8.5 percent in 1995. Management attributes the increase in gross profit margins mainly to improved margins on refrigerant products. Operating expenses increased $998,000 in 1996 compared to 1995. Increases in operating expenses were centered in employment $628,000; freight $135,000; repairs, maintenance and equipment $94,000; general administrative $78,000; and depreciation $63,000. Management attributes these increases to production costs related to volume increases and the expansion of its market area to 50 states in 1996. Operating income increased to $2,179,000 compared to $692,000 in 1995, a $1,487,000 increase.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $2,031,000 in 1996 compared to $1,841,000 in 1995; a $190,000 (10.3%) increase. Gross profits for 1996 and 1995 were $510,000 and $568,000 respectively. Gross profit margins declined to 25.1 percent compared to
30.9 percent in 1995. The decrease in gross profit margins were due to competitive construction contracts and lower margin equipment sales in 1996. Operating expenses increased $127,000 in 1996 compared to 1995. The $127,000 increase was mainly attributable to increases in employment expenses $37,000; repairs maintenance $38,000; general administrative expenses $8,000; depreciation $48,000; and a decrease in transportation costs of $4,000. A portion of the increase in expenses were attributable to costs incurred on its first application of the Matrix process. Operating loss was ($456,000) compared to ($271,000) in 1995. The $185,000 additional loss was due to a $58,000 decrease in gross profit and a $127,000 increase in expenses.

1995 VS 1994

The Company's (ESI's) after-tax profits for the years ended 1995 and 1994 respectively were $335,000 and $740,000. Management attributes the after-tax profit decrease of $405,000 in 1995 over 1994 mainly to a decrease in gross profit margins and a higher than anticipated increase in expenses associated with the addition of the Kincer acquisition. ESI's revenues for 1995 increased $48,329,000 (44.0%) to $158,195,000 compared to $109,866,000 in 1994. Fuel sales gallonage increased to 114,938,000 gallons compared to 85,764,000 in 1994; a 29,174,000 (34.0%) increase. ESI's gross profit for 1995 was $19,282,000 (12.2%)
compared to $14,302,000 (13.0%) in 1994. Management attributes the decline in gross profit margins to competitive pricing in Petroleum Marketing, ChemWay, and EDCO Environmental.

Operating expenses in 1995 increased to $18,364,000 compared to $13,195,000 in 1994. Operating expenses were 11.6 percent of revenues in 1995, and 12.0 percent in 1994. Management attributes the increase in expenses primarily to Petroleum Marketing and Convenience Stores and, to a lesser extent, increases in the other business segments. (Refer to the discussion of each business segment for additional detail in this section).

                               PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $93,963,000 in 1995 compared to $68,508,000 in 1994, a $25,455,000 (37.2%) increase. Fuel sales gallonage increased to 94,513,000 gallons compared to 70,091,000 in 1994, a 24,422,000
(34.8%) increase. Gross profits for 1995 and 1994 were $9,181,000 and $6,976,000 respectively. Gross profit margins decreased to 9.8 percent compared to 10.2 percent in 1994. Operating expenses increased $2,538,000 in 1995. Operating expenses were 9.4 percent of revenues in 1995, and 9.1 percent in 1994. Management attributes the increase to employment expenses $1,098,000, transportation $628,000, repairs to buildings and fuel dispensing equipment $165,000, general administrative expense $418,000 and depreciation $229,000. These increases were mainly attributable to the handling increased volumes and the addition of Kincer Oil's facilities. ESI, the parent company, is included in the Petroleum Marketing results. Operating income decreased to $252,000 compared to $585,000 in 1994.


                               CONVENIENCE STORES

The Convenience Store segment had sales of $39,538,000 in 1995 compared to $30,089,000 in 1994; a $9,449,000 (31.4%) increase. Fuel sales increased to
$23,667,000 in 1995 compared to $17,180,000. Fuel sales gallonage increased to 20,425,000 gallons compared to 15,673,000 in 1994; a 4,752,000 (30.3%) increase.
Merchandise sales increased to $15,466,000 in 1995 compared to $12,392,000 and other income decreased to $405,000 compared to $517,000. Management attributes the $9,449,000 increase in sales to fuel $6,487,000, merchandise $3,074,000 and a decrease in other income of ($112,000). These increases were primarily generated by the Kincer purchase as revenues for twelve months are included in 1995 and two months in 1994. Gross profit margins remained consistent at 19.2% in 1995 compared to 19.1%. Gross profit margins on fuel sales increased to 12.5% compared to 9.1%; merchandise margins decreased to 27.4% compared to 29.6% in 1994.

Operating expenses increased $1,989,000 in 1995. Operating expenses were 18.6% of revenues in 1995 and 17.8% in 1994. Increases in operating expenses were centered in employment $977,000, transportation $50,000, building/equipment repairs and leases $346,000, general administration $493,000 and depreciation $123,000. These increases were mainly attributable to the addition of the Kincer Stores which incurred expenses of $2,374,000 for the twelve months of 1995 and $269,000 for the two months included in 1994. Operating income decreased to $245,000 compared to $382,000 in 1994.

                                     CHEMWAY

ChemWay had sales of $22,853,000 in 1995 compared to $9,758,000 in 1994; a $13,095,000 (134.0%) increase. The increase was mainly attributable to an increase in R-12 sales. Gross profit for 1995 and 1994 was $1,937,000 and $961,000 respectively. Gross profit margins declined to 8.5 percent in 1995 compared to 9.9 percent in 1994. Management attributes the decline in gross profit margins to competitive pricing on R-12. Operating expenses increased $455,000 in 1995 compared to 1994. Increases in operating expenses were centered in employment $241,000, freight $118,000, repairs, maintenance and equipment leases $31,000, general administrative $30,000 and depreciation $35,000. Management attributes these increases to production cost related to volume increases and the expansion of its market area to 48 states in 1995 compared to 23 in 1994. Operating income increased to $692,000 compared to $172,000 in 1994, a $520,000 increase.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $1,841,000 in 1995 compared to $1,511,000 in 1994; a $330,000 (21.8%) increase. Gross profit for 1995 and 1994 was $568,000 and $620,000 respectively. Gross profit margins declined to 30.9 percent compared to
41.0 percent in 1994. The decrease in gross profit margins were due to competitive construction contracts and lower margin equipment sales in 1995. Operating expenses increased $187,000 in 1995 compared to 1994. The $187,000 increase was mainly attributable to increases in employment expenses $109,000, transportation cost $20,000, repairs maintenance $4,000, general administrative expenses $46,000 and depreciation of $8,000. A portion of the increase in expenses were attributable to the development cost incurred on Matrix CA-6. Operating loss was ($271,000) compared to ($32,000) in 1994. The $239,000 additional loss was due to a $52,000 decrease in gross profit and a $187,000 increase in expenses.

                         CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $4,392,000 at September 30, 1996 compared to $5,570,000 at September 30, 1995. Working capital was $9,002,000 at September 30, 1996, a increase from $4,868,000 at September 30, 1995. The net increase resulted primarily from refinancing short term debt to long term debt in 1996.

Cash provided from operations was $1,180,000 for the year ended September 30, 1996 compared to $2,109,000 for the year ended September 30, 1995. The decrease was mainly attributable to a reduction in payables of ($3,688,000) and accounts receivable of $1,207,000 and an increase in net income of $784,000, depreciation $445,000 and other assets of $323,000.

ESI's current ratio, the ratio of current assets to current liability, was 1.93 for 1996 and 1.29 for 1995.

ESI utilized proceeds from its $6,300,000 lines of credit of $4,685,000 in 1996 to fund operations. ESI's lines of credit will expire in March, 1997 and August, 1999. As of September 30, 1996, ESI had $ 1,737,000 available in unused lines of credit.

The company believes that cash flow from operations and existing sources of liquidity will be sufficient to satisfy presently anticipated cash needs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company included in this Form 10-K are listed under Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEMS 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                 EXECUTIVE COMPENSATION

As permitted by General Instruction G, the information called for by these items with respect to the Company's directors and executive compensation is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) The following financial statements, schedules and exhibits are filed as part of this Report:

      (1) and (2) Financial  Statements  and Financial
      Statement Schedules.
      See Index to Consolidated Financial Statements on Page F-1.

      (3)  Exhibits
      See Index to Exhibits on sequential page 16.

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EVANS SYSTEMS, INC.

                                   /S/ JERRIEL L. EVANS, SR.
                                       Jerriel L. Evans, Sr.

Chairman of the Board and Chief Executive Officer


December 24, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


/S/ JERRIEL L. EVANS, SR.
Jerriel L. Evans, Sr., December 24, 1996
Chairman of the Board and Chief Executive Officer


/S/ CHARLES N. WAY
Charles N. Way, December 24, 1996
Vice President and Chief Financial Officer

/S/ MAYBELL H. EVANS
Maybell H. Evans, December 24, 1996
Secretary and Director

/S/ DARLENE E. JONES
Darlene E. Jones, December 24, 1996
Treasurer and Director


/S/ DENIS J. WALDRON
Denis J. Waldron,  December 24, 1996
Corporate Controller

/S/ CARL W. SCHAFER
Carl  W. Schafer, December 24, 1996
Director

/S/ DAVID L. DEERMAN
David L. Deerman, December 24, 1996
Director

/S/ PETER J. LOSAVIO, JR.
Peter J. Losavio, Jr., December 24, 1996
Director

                                INDEX TO EXHIBITS

EXHIBIT                                                          SEQUENTIAL PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                   NUMBER

3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State on October 22, 1968[1]. - Filed with May
      11, 1993 filing of Form S-1 Registration # 33-62684

3.2 Certificate of Amendment to Articles of Incorporation of Evans Systems, Inc., filed with the Texas Secretary of State on September 21, 1992[1]. - Filed with May 11, 1993 filing of
      Form S-1 Registration # 33-62684

3.3 Certificate of Amendment of Articles of Incorporation of Evans Systems, Inc., filed with the Texas Secretary of State on April 9, 1993. - Filed with May 11, 1993 filing of Form S-1
      Registration # 33-62684

3.4   By-Laws of the Company. - Filed with May 11, 1993 filing of
      Form S-1 Registration # 33-62684

10.1 ChemWay--LaRoche Chemical Supply Agreement and amendment dated September 19, 1991. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.2 DISC-Callahan Oil Company Licensed Program Agreement and addendum dated December 9, 1988. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.3  Phillips "66" Marketing Agreement dated October 21, 1986. -
      Filed with May 11, 1993 filing of Form S-1 Registration #
      33-62684

10.4 Amoco Lubricants Distributor Agreement dated June 21, 1990 and Schedule dated January 2, 1992. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.5 Diamond Shamrock Storage Lease dated July 12, 1985. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.6 Star enterprise "Texaco" Marketing Agreement effective July 1, 1993. - Filed with May 11, 1993 filing of Form S-1
      Registration # 33-62684

10.7  Shell Lubricants Reseller Agreement effective January 1, 1992.
      - Filed with May 11, 1993 filing of Form S-1 Registration
      #33-62684

10.8 Texaco Lubricants agreement effective July 1, 1990. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.9 Conoco Jobber Franchise Agreement effective April 1, 1990. - Filed with May 11, 1993 filing of Form S-1 Registration #
      33-62684

10.10 Mobil Marine Distributor Agreement effective June 3, 1992. - Filed with May 11, 1993 filing of Form S-1 Registration #
      33-62684

10.11 Form of Series B Warrants to Purchase Common Stock of
      Registrant. - Filed with May 11, 1993 filing of Form S-1
      Registration # 33-62684

10.12 Coastal Refinery & Marketing, Inc. Facilities Access Agreement effective September 5, 1989. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.13 FINA Lubricants Marketing Agreement dated February 1, 1989. - Filed with May 11, 1993 filing of Form S-1 Registration #
      33-62684

10.14 Texaco Terminaling Agreement dated April 30, 1986. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.15 Citgo Petroleum Distributor Franchise Agreement effective
      August 1, 1992. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.16 Citgo Petroleum Exchange Agreement dated April 24, 1985. -
      Filed with May 11, 1993 filing of Form S-1 Registration #
      33-62684

10.17 Phillips "66" Petroleum Exchange agreement dated March 1, 1992 and amendment dated October 13, 1992. - Filed with May 11,
      1993 filing of Form S-1 Registration # 33-62684

10.18 Employment Contracts - David L. Deerman - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.19 Employment Contracts - James Bruce Grover - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.20 Employment Contract - J.L. Evans, Sr. - Filed with May 11,
      1993 filing of Form S-1 Registration # 33-62684

10.21 Employment Contract - Edward D. Meadows - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.22 Incentive Stock Option Plan - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.23 Form of Incentive Stock Option Agreement - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

10.24 Summary Plan Description of E.S.O.P. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

EXHIBIT                                                          SEQUENTIAL PAGE
NUMBER                      DESCRIPTION OF DOCUMENT                   NUMBER

10.25 Amendment to Employment Agreements - Filed with July 14, 1993 Form S-1, Amendment #2 Registration # 33-62684

10.26 Sales Agreement between ChemWay Systems, Inc. and Hi-Lo Auto Supply, Inc.-by reference from Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended September 30,
      1993

10.27 Cyndel & Company, Inc. consulting agreement dated May 15, 1994
      - by reference from Exhibit 10.27 to the Company's Annual
      Report on Form 10-K for the year ended September 30, 1994

10.28 Employment Contract - Bill R. Kincer - by reference from
      Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994

10.29 Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc.
      agreement dated October 4, 1994 - by reference from Exhibit
      10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994

10.30 Clean-Age Minerals, Inc. agreement dated December 1, 1994 - by reference from Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994

22.0  Subsidiaries of Registrant                                              39

23.0  Consent to the Incorporation by reference of the report of              40
      independent accountants in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-08197).

              (The rest of this page is intentionally left blank.)

                               EVANS SYSTEMS, INC.


                                    FORM 10-K

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants.......................................  F-2

Consolidated Balance Sheet at September 30, 1996 and 1995...............  F-3

Consolidated Statement of Income for the Years Ended
  September 30, 1996, 1995 and 1994.....................................  F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994.....................................  F-5

Consolidated Statement of Stockholders' Equity for the
  Years Ended September 30, 1996, 1995 and 1994.........................  F-6

Notes to Consolidated Financial Statements..............................  F-7

                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Evans Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
December 5, 1996, except as to Note 13
  which is as of December 16, 1996

                               EVANS SYSTEMS, INC.


                           CONSOLIDATED BALANCE SHEET


                                                               SEPTEMBER 30,
                                                            1996         1995
                                                           --------    --------
                  ASSETS                                      (in thousands)
Current assets:
Cash and cash equivalents .................................$  2,793    $  3,544
Marketable equity securities ..............................   1,599       2,026
Trade receivables, net of allowance for doubtful
receivables of $50,000 and $50,000 ........................   5,160       6,367
Inventory .................................................   8,182       8,150
Prepaid expenses and other current assets .................     955       1,387
Income taxes receivable ...................................      37          92
                                                           --------    --------
Total current assets ......................................  18,726      21,566
                                                           --------    --------
Property, plant and equipment, net ........................  20,848      17,623
                                                           --------    --------
Other assets ..............................................   1,499       1,420
                                                           --------    --------

Total assets ..............................................$ 41,073    $ 40,609
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses .....................$  6,051    $  9,512
Accrued excise and other taxes payable ....................   1,511       1,738
Current portion of long-term debt .........................   2,145       5,423
Deferred income taxes .....................................      17          25
                                                           --------    --------
Total current liabilities .................................   9,724      16,698
Long-term debt ............................................  10,400       4,663
Deferred income taxes .....................................   1,201         714
                                                           --------    --------
Total liabilities .........................................  21,325      22,075
                                                           --------    --------
Commitments and contingencies Stockholders' equity:
Common stock, $0.01 par value, 15,000,000 shares authorized,
3,105,590 (including 147,885 shares to be issued as a stock
dividend (Note 13)) and 2,934,205 shares issued ...........      31          29
Additional paid-in capital ................................  12,133      11,381
Retained earnings .........................................   8,393       7,958
Net unrealized loss on marketable equity securities .......    (375)       (400)
Treasury stock, 72,589 shares (including 3,456 shares to be
issued as a stock dividend (Note 13)), at cost ............    (434)       (434)
Total stockholders' equity ................................  19,748      18,534

Total liabilities and stockholders' equity ................$ 41,073    $ 40,609
                                                           ========    ========

                              EVANS SYSTEMS, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                                                  YEAR ENDED SEPTEMBER 30,
                                                 1996       1995        1994
                                            ---------    ---------    ---------
                                        (in thousands, except per share amounts)
Revenue:
Refined product sales (including consumer
excise and state fuel taxes of $17,514,
$18,649 and $10,610, respectively) ......   $ 112,790    $ 115,677    $  84,327
Other sales and services ................      45,990       42,518       25,539
                                            ---------    ---------    ---------
Total revenue ...........................     158,780      158,195      109,866
Cost of sales ...........................     137,095      138,913       95,564
                                            ---------    ---------    ---------
Gross profit ............................      21,685       19,282       14,302
                                            ---------    ---------    ---------
Operating expenses:
Employment expenses .....................      10,072        9,318        6,892
Other operating expenses ................       4,061        4,007        2,646
Other general and administrative expenses       3,387        3,857        2,870
Depreciation and amortization ...........       1,627        1,182          787
                                            ---------    ---------    ---------
Total operating expenses ................      19,147       18,364       13,195
                                            ---------    ---------    ---------
Operating income ........................       2,538          918        1,107
                                            ---------    ---------    ---------
Other income (expense):
Gain on sale of assets ..................         125           81          241
Interest income .........................         165          190          297
Interest expense ........................      (1,005)        (836)        (483)
Other ...................................        (104)         135           28
                                            ---------    ---------    ---------
Total other income (expense) ............        (819)        (430)          83
                                            ---------    ---------    ---------
Income before provision for income taxes        1,719          488        1,190
Provision for income taxes ..............         600          153          450
                                            ---------    ---------    ---------

Net income ..............................   $   1,119    $     335    $     740
                                            =========    =========    =========

Earnings per share ......................   $     .36    $     .11    $     .23
                                            =========    =========    =========

                             EVANS SYSTEMS, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            YEAR ENDED SEPTEMBER 30,
                                                        1996       1995        1994
                                                       -------    -------    --------
                                                                (in thousands)
Cash flows from operating activities:-
Net income .........................................   $ 1,119    $   335    $    740
Adjustments:
Depreciation and amortization ......................     1,627      1,182         787
Gain on sale of assets .............................      (125)       (81)       (241)
Deferred income taxes ..............................       479        226         411
Loss on marketable securities ......................       106        (19)       --
Changes in assets and liabilities,
net of effects in 1994 from
purchase of Kincer:
Receivables ........................................     1,207     (1,689)      1,101
Inventory ..........................................       (32)    (2,104)        163
Prepaid expenses and other .........................       432        285        (747)
Accounts payable and accrued expenses ..............    (3,461)     4,011      (1,403)
Accrued excise and other taxes payable .............      (227)       144         514
Income taxes payable/receivable ....................        55       (181)       (193)
                                                       -------    -------    --------
Net cash provided by operating activities ..........     1,180      2,109       1,132
                                                       -------    -------    --------
Cash flows from investing activities:
Capital expenditures ...............................    (3,712)    (5,577)     (2,863)
Payment for purchase of Kincer,
net of cash acquire ................................      --         --        (4,978)
Proceeds from sale of property and equipment .......       460        195         384
Purchase of marketable equity securities, net ......       346       (923)        (21)
Purchase of treasury stock .........................      (153)      (281)
Other ..............................................      (246)       203        (451)
                                                       -------    -------    --------
Net cash used by investing activities ..............    (3,152)    (6,255)     (8,210)
                                                       -------    -------    --------
Cash flows from financing activities:
New borrowings .....................................     8,515      7,714       3,990
Reduction of long-term debt ........................    (7,364)    (4,550)     (2,621)
Net proceeds from stock issuance ...................        70       --          --
Net cash provided by financing activities ..........     1,221      3,164       1,369
                                                       -------    -------    --------
Net increase (decrease) in cash and cash equivalents      (751)      (982)     (5,709)
Cash and cash equivalents, beginning of year .......     3,544      4,526      10,235
                                                       -------    -------    --------

Cash and cash equivalents, end of year .............   $ 2,793    $ 3,544    $  4,526
                                                       =======    =======    ========
Supplemental disclosure of cash flow information:
Cash paid for income taxes .........................      --      $   108    $    320
Cash paid for interest .............................   $   997    $   812    $    481

Supplemental disclosure of noncash transactions:
Acquisition of property by capital lease and
issuance of debt ...................................   $ 1,308       --      $     14

                              EVANS SYSTEMS, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK        ADDITIONAL                UNREALIZED
                                                -------------------     PAID-IN      RETAINED     LOSS ON      TREASURY
                                                  SHARES     AMOUNT     CAPITAL      EARNINGS    SECURITIES    STOCK       TOTAL
                                                ---------      ---      -------      -------       -----       -----       --------
Balance - September 30, 1993 .............      2,934,205      $29      $11,381      $ 6,883       $ (75)       --         $ 18,218
Purchase of 41,433 treasury
shares ...................................           --         --         --           --          --         $(281)          (281)

Increase in marketable equity
securities valuation allowance ...........           --         --         --           --          (350)       --             (350)

Net income 1994 ..........................           --         --         --            740        --          --              740
                                                ---------      ---      -------      -------       -----       -----       --------

Balance - September 30, 1994 .............      2,934,205       29       11,381        7,623        (425)       (281)        18,327

Purchase of 27,700 treasury
shares ...................................           --         --         --           --          --          (153)          (153)

Decrease in marketable equity
securities valuation allowance ...........           --         --         --           --            25        --               25

Net income for 1995 ......................           --         --         --            335        --          --              335
                                                ---------      ---      -------      -------       -----       -----       --------

Balance - September 30, 1995 .............      2,934,205       29       11,381        7,958        (400)       (434)        18,534

Decrease in marketable equity
security valuation allowance .............           --         --         --           --            25        --               25

Warrants exercised
by employees and
stock award ..............................         23,500        1           69         --          --          --               70

Net income for 1996 ......................           --         --         --          1,119        --          --            1,119

5% common stock dividend
(Note 13) ................................        147,885        1          683         (684)       --          --             --
                                                                                     -------       -----       -----       --------

Balance - September 30, 1996 .............      3,105,590      $31      $12,133      $ 8,393       $(375)      $(434)      $ 19,748
                                                =========      ===      =======      =======       =====       =====       ========

                              EVANS SYSTEMS, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -  DESCRIPTION  OF THE COMPANY AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
          POLICIES:

BUSINESS OPERATIONS

Evans Systems, Inc. was incorporated as Evans Oil Company in 1968 in Texas. Its primary subsidiaries are Evans Oil of Louisiana, incorporated in Louisiana in 1980; In & Out Mini Mart, Inc., incorporated in Texas in 1975; Diamond Mini Mart, Inc., incorporated in Texas in 1983; Evans Oil Company, incorporated in Texas in 1958; EDCO, Inc., incorporated in Texas in 1979; The Way Energy, Inc., incorporated in Delaware in 1982; Chem-Way, Inc., incorporated in Texas in 1990 and EDCO Environmental, Inc., incorporated in Texas in 1992.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Evans Systems, Inc. and its subsidiaries (the Company). All significant intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

MARKETABLE EQUITY SECURITIES

Marketable equity securities available for sale are carried at market. The cost of available for sale securities at September 30, 1996 and 1995 was $1,500,000 resulting in net unrealized losses of $375,000 and $400,000, respectively.

Marketable equity securities classified as trading securities are also carried at market. The market value of trading securities at September 30, 1996 and 1995 was $474,000 and $926,000; respectively. Realized and unrealized losses of $12,000 and $94,000, respectively, are included in other income for 1996. Realized and unrealized gains of $115,000 and $20,000, respectively, are included in other income for 1995.

INVENTORIES

Substantially all inventories are products held for sale. Inventories of oil and grease, automotive/chemical products, tire and automotive accessories and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out (LIFO) method which resulted in inventory being $177,000 and $27,000 less at September 30, 1996 and 1995, respectively, than it would have been if the FIFO method had been used.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost and is depreciated utilizing the straight-line method of computing depreciation over their estimated useful lives. Repairs and maintenance are charged to expense as incurred. Expenditures for major additions and replacements which extend the lives of assets are capitalized and depreciated over their estimated useful lives. The Company depreciates assets over the following estimated useful lives:

            Buildings and plant           15-39 years
            Leasehold improvements        Life of lease up to 39 years
            Equipment                     15 years
            Transportation equipment      5 years
            Office equipment              5-7 years


ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Awards of Stock-Based Compensation to Employees". The Statement encourages the fair value based method of accounting for an employee stock option; however, the Statement allows entities to continue to measure compensation costs for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Upon adoption of FAS 123 in fiscal 1997, the Company will continue using the intrinsic value method to value stocks options and believes that the effect of this Statement on future results of operations will not be material.

OTHER RECENT PRONOUNCEMENTS

In March 1995, Financial Accounting Standards Board issued FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", was issued and is effective for the Company in fiscal year 1997. Adoption of FAS 121 is not expected to have a material effect on the Company's consolidated financial position or operating results.

INCOME TAXES

The Company and its subsidiaries file a consolidated federal income tax return.

The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period.

EARNINGS PER SHARE

Earnings per share is computed by using the weighted-average number of common shares and dilutive common equivalent shares outstanding each period. The weighted-average number of shares used in the calculation of earnings per share was 3,067,000, 3,088,000 and 3,152,000 shares for 1996, 1995 and 1994, respectively, which gives effect to the 5% stock dividend described in Note 13.

FINANCIAL INSTRUMENTS

The Company records all financial instruments at cost. The cost of all financial instruments approximates their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management believes that the estimates are reasonable.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

NOTE 2 - ACQUISITION:

Effective August 1, 1994, the Company purchased substantially all of the assets of Kincer Oil Company, Inc. and Kincer's Inc. (Kincer), which was operating as a debtor-in-possession under protection of Chapter 11 of the United States Bankruptcy Code. The acquisition has been accounted for as a purchase and, accordingly, the purchase price of the acquired assets and liabilities was allocated based upon the fair values of the acquired assets and liabilities at the acquisition date.

Asset acquired and liabilities assumed were as follows (in thousands):

            Cash                                    $  116
            Trade receivables                        1,095
            Inventories                              1,140
            Property, plant and equipment            4,290
            Other assets                                58
            Accounts payable                        (1,605)
                                                    ------

                                                    $5,094


Condensed unaudited pro forma combined results of operations for the year ended September 30, 1994, assuming the transaction described above occurred at October 1, 1993, are as follows (in thousands, except per share data):

            Revenues                                $133,905
            Net income                              $    923
            Earnings per share                      $    .31


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following at September 30 (in thousands):

                                                            1996        1995

Land                                                     $  2,955     $  2,940
Building and plant                                          6,132        5,640
Leasehold improvements                                        730          913
Equipment                                                  17,622       15,325
Transportation equipment                                    3,021        2,708
Office equipment                                            2,478          945
                                                         --------     --------
                                                           32,938       28,471
Less - accumulated depreciation and amortization           12,090       10,848
                                                         --------     --------

Property, plant and equipment, net                       $ 20,848     $ 17,623
                                                         ========     ========

NOTE 4 - LONG-TERM DEBT:

Long-term debt is summarized as follows at September 30 (in thousands):

                                                             1996       1995

Notes payable to banks, at prime to prime plus 1%, payable to 2002, secured by property and equipment, accounts receivable, inventory and cash surrender value of life insurance $9,768 $ 9,208

Capital lease liability ..............................        1,217         --

Notes payable, 7.2% to 11.5%, payable to
2005, secured by property, equipment,
improvements, inventory, accounts
receivable and cash surrender value of
life insurance .......................................          731          733

Notes payable, 7.75%, secured by marketable
equity securities, payable to 1997 ...................          658         --

Other ................................................          170          145
                                                            -------      -------
                                                             12,544       10,086
Less - current maturities ............................        2,144        5,423
                                                            -------      -------

Total ................................................      $10,400      $ 4,663
                                                            =======      =======

Notes payable to banks include $173,000 owed pursuant to short-term lines of credit. At September 30, 1996, the Company had $1,627,000 available in unused lines of credit, which mature in March 1997 and August 1999.

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios. At September 30, 1996, the Company was in compliance with the covenants.

The Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt.

The Company's capital lease liability relates to the lease of the Company's information system, which was capitalized using an effective interest rate of 9.3%. At September 30, 1996, the gross amount of assets recorded under capital leases was $1,308,000 and the related accumulated amortization was $32,000. Total future capital lease payments are $1,515,000 and include unearned interest of $298,000.

As of September 30, 1996, principal maturities of long-term debt are as follows (in thousands):

                        1997                   $ 2,144
                        1998                     1,369
                        1999                     6,050
                        2000                     2,039
                        2001                       419
                        Thereafter                 523
                                               -------

                        Total                  $12,544


NOTE 5 - INCOME TAXES:

The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                                  1996       1995      1994
                                                 ------     ------    ------
Current:
  Federal                                        $  (25)    $  (87)   $   (5)
  State                                             146         14        44
                                                 ------     ------    ------
                                                    121        (73)       39
                                                 ------     ------    ------
Deferred:
  Federal                                           421        207       326
  State                                              58         19        85
                                                 ------     ------    ------
                                                    479        226       411
                                                 ------     ------    ------

     Total                                       $  600     $  153    $  450
                                                 ======     ======    ======


The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):
                                                   YEAR ENDED SEPTEMBER 30,
                                                  1996       1995      1994
                                                 ------     ------    ------
Taxes computed by applying federal
statutory rate                                $     584   $    166    $  405
State taxes, net of federal benefit                 135         22        85
Other, net                                         (119)       (35)      (40)
                                                 ------     ------    ------

                                                 $  600     $  153    $  450
                                                 ======     ======    ======

Deferred  tax  assets   (liabilities)  are  comprised  of  the  following  (in
thousands)

                                                          SEPTEMBER 30,
                                                         1996       1995
      Deferred tax assets:
        Net operating loss carryforward               $    807    $  734
        Alternative minimum tax credit                      86        45
        Investment tax credit                               26        26
        Unrealized loss on marketable equity securities           35
        Section 263A inventory adjustment                   26        46
        Other                                               33        19
                                                      --------    ------
           Total                                         1,013       870
                                                      --------    ------
      Deferred tax liabilities:
        Book/tax depreciation differences               (2,072)   (1,442)
        Prepaid expenses                                   (78)      (39)
        Other                                              (81)     (128)
                                                      --------    ------
           Total                                        (2,231)   (1,609)
                                                      --------    ------

      Net deferred tax liabilities                    $ (1,218)   $ (739)
                                                      ========    ======


At September 30, 1996, the Company had regular tax net operating loss carryforwards of $2,182,000 available for federal income tax purposes which expire through 2010.

Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating loss that may be utilized.

NOTE 6 - OPERATING LEASES:

The Company leases 26 convenience store locations and 5 other facilities under operating lease agreements with varying lives and terms. Three of these leases are with related parties (see Note 8). At September 30, 1996, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

            YEAR ENDED SEPTEMBER 30,

              1997                                          $  465
              1998                                             435
              1999                                             350
              2000                                             278
              2001                                             218
              Thereafter                                       563
                                                            ------
                  Total minimum lease payments              $2,309


In addition, the Company rents 13 convenience store locations and other facilities on a month-to-month basis from various parties, including 7 from a related party (see Note 8). Rent paid for these facilities totaled $174,000 and $258,000 for the years ended September 30, 1996 and 1995.

The Company has nine subleases. The total of minimum rentals to be received in the future under noncancelable subleases totaled $496,400 as of September 30, 1996.

NOTE 7 - COMMON STOCK:

The following common stock information reflects the 5% stock dividend described in Note 13.

In August 1992, the Company issued warrants to purchase 141,750 shares of the Company's common stock at an exercise price of $2.86 per share. The warrants can be exercised on or before August 1, 1997. In 1996, 24,150 of such warrants were exercised.

In May 1994, the Company issued warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $7.86 per share as part of an agreement with a consultant. In May 1995, the Company reduced the exercise price of such warrants to $5.24 per share and extended the expiration date to May 1997. As of September 30, 1996, no such warrants had been exercised.

In December 1994 and May 1995, the Company issued warrants to purchase 262,500 shares of the Company's common stock at an exercise price of $4.76 per share. The warrants expire in 1997 and 1999.

The following common stock purchase warrants are outstanding as of September 30, 1996:

                      Warrant       Number of          Expiration
                       PRICE        WARRANTS              DATE

                   $ 4.76            52,500          May 14, 1997
                     5.24           105,000          May 14, 1997
                     2.86           117,600          August 1, 1997
                     7.62             7,875          December 29, 1997
                    16.50           126,000          July 15, 1999
                     4.76           210,000          December 1, 1999
                                    -------
                                    618,975


In November 1992, the Company adopted the Evans Systems, Inc. Incentive Stock Option Plan. Up to 420,000 shares of the Company's common stock may be purchased under the plan. The Company's Board of Directors may issue options to one or more persons who are full-time employees of the Company and/or its subsidiaries. Options granted under the plan must be granted within ten years from the date of the plan. Under the plan, no eligible employee shall be granted options during any one calendar year to the extent that the fair market value of such shares (determined at the time the option is granted) exceeds $100,000. If an employee, who is granted options under the plan, owns more than 10% of the outstanding voting stock of the Company, the options expire five years from the date of granting; otherwise, the expiration date is ten years from the date of granting. The options are nontransferable except upon death of the optionee. The option price of the stock shall not be less than the fair market value of the stock on the date of the grant, except in the case of an employee owning more than 10% of the outstanding voting stock when the exercise price shall be 110% of the fair market value of the stock at the date of grant. Transactions under the plan are summarized as follows:

                                                    SHARES      OPTION PRICE

      Outstanding at September 30, 1993              60,900       $7.62
      Granted in 1994                                21,000       5.71
                                                   --------

      Outstanding at September 30, 1994              81,900       $5.71-$7.62

      Expired in 1995                               (18,900)      $5.71-$7.62
                                                   --------

      Outstanding at September 30, 1995              63,000       $5.71-$7.62

      Expired in 1996                               (16,800)      $5.71-$7.62
                                                   --------

      Outstanding at September 30, 1996              46,200       $5.71-$7.62
                                                   ========

In December 1994, the Company adopted the ESI Stock Benefit Plan. Up to 420,000 shares of the Company's common stock may be purchased or granted under the plan, and provision has been made for automatic increases in such amount of shares in the event the number of common shares issued by the Company increases to specified levels. An option granted under the plan by the Board of Directors to a key employee may be an incentive stock option or a nonqualified option and may be accompanied by stock appreciation rights or limited rights. Incentive stock options must be granted at an exercise price of not less than 100% of the then fair market value of the stock. Nonqualified stock options must be granted at an exercise price of not less than 90% of the then fair market value of the stock. All options shall expire upon termination of employment or within ten years of the date of grant. Nonemployee Directors shall be automatically granted nonqualified options to purchase 2,625 shares of common stock annually. Vesting is to be determined by the Board of Directors. The following is a summary of activity pursuant to such plan:

                                            SHARES      OPTION PRICE

      Granted in 1995                       282,713    $4.29 - $5.71
      Expired in 1995                       (77,438)           $4.64
                                          ---------

      Outstanding at September 30, 1995     205,275    $4.29 - $5.71

      Granted in 1996                        98,700    $5.42 - $5.96
      Expired in 1996                      (178,133)   $4.29 - $5.71
                                          ---------

      Outstanding at September 30, 1996     125,842    $4.29 - $5.96
                                          =========


In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock which vest in fiscal 1996, 1997 and 1998 subject to achievements of certain profitability levels. The grants will be canceled if such provisions are not met. In 1996, such provisions were not met and grants for 31,500 shares were canceled.

In September 1995, the Company's chairman and CEO was granted an award of 15,750 shares of restricted common stock of the Company. Such grant is subject to achievement of certain financial objectives during fiscal 1996. The financial objectives were not met in fiscal 1996 and the grant has been canceled.

In June 1996, an officer of the company was awarded 525 shares of restricted common stock.

At September 30, 1996, there were 864,517 shares of common stock reserved for issuance pursuant to outstanding options, warrants and restricted stock grants.

NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company leases three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. The other two leases are for terms of five years and commenced in April 1990. Each provides for a monthly lease payment of $1,800 with one automatic five-year renewal at the Company's option. The amounts paid under these leases for the years ended September 30 were: 1996 - $73,000, 1995 - $73,000 and 1994 - $88,000. Future minimum lease commitments as of September 30, 1996 are $324,000.

As of September 30, 1996, the Company rents, on a month-to-month basis, six convenience store locations and an office facility from the majority shareholder. Previously, the Company rented additional locations which were sold by the shareholder to unrelated parties. The total month-to-month rents paid for the years ended September 30 were: 1996 - $104,000, 1995 - $93,000 and 1994 -
$104,000. If all locations continue to be rented under similar terms for the fiscal year ending September 30, 1997, the Company would pay approximately $104,000.

Other current assets include a note receivable from a director which was refinanced from an earlier note and is due in quarterly instalments. 13,567 shares of the Company's common stock are pledged to secure repayment. The balance of the note receivable was approximately $116,000, $140,000 and $118,000 at September 30, 1996, 1995 and 1994, respectively. Interest accrues at 8.5%.

From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1996 and 1995.

NOTE 9 - CONTINGENT LIABILITIES:

From time to time the Company exchanges refined products with suppliers by agreeing to purchase or sell refined products at a future date. Such activity could adversely affect the results of operations and financial condition of the Company were the market prices of such products to fluctuate significantly. As of September 30, 1996, management believes the Company had no material risk related to such activities.

NOTE 10 - SEGMENT REPORTING:

The Company is primarily engaged in the following industry segments: marketing and distribution of wholesale petroleum products; retail convenience store and gasoline station operations; producing, marketing and distribution of automotive after-market chemical products (Chem-Way); and providing environmental remediation services and installing and maintaining underground storage tanks (EDCO Environmental). Information concerning the Company's business activities is summarized as follows (in thousands):

                                                          PROPERTY
                                EARNINGS    DEPRECIATION     AND       IDENTI-
                              (LOSS) FROM       AND       EQUIPMENT    FIABLE
YEAR ENDED          REVENUES   OPERATIONS   AMORTIZATION  ADDITIONS    ASSETS
                   ---------     -------     -------     -------     -------
SEPTEMBER 30, 1996
  Petroleum market-
    ing            $  91,374     $   644     $   956     $ 3,067     $22,872
  Convenience store
    operations        39,602         171         408       1,059       8,912
  Chem-Way            25,773       2,179         143         680       6,533
  EDCO
    Environmental      2,031        (456)        120         214         957
                   ---------     -------     -------     -------     -------

                   $ 158,780     $ 2,538     $ 1,627     $ 5,020     $39,274
                   =========     =======     =======     =======     =======

SEPTEMBER 30, 1995
  Petroleum market-
    ing            $  93,963     $   252     $   788     $ 3,081     $21,401
  Convenience store
    operations        39,538         245         242       1,299       8,942
  Chem-Way            22,853         692          80         758       7,800
  EDCO
    Environmental      1,841        (271)         72         158         708
                   ---------     -------     -------     -------     -------
                   $ 158,195     $   918     $ 1,182     $ 5,296     $38,851
                   =========     =======     =======     =======     =======

                                                          PROPERTY
                                EARNINGS    DEPRECIATION     AND       IDENTI-
                              (LOSS) FROM       AND       EQUIPMENT    FIABLE
YEAR ENDED          REVENUES   OPERATIONS   AMORTIZATION  ADDITIONS    ASSETS
                   ---------     -------     -------     -------     -------
SEPTEMBER 30, 1994
  Petroleum market-
    ing (a)        $  68,508     $   585     $   559     $ 3,441     $19,436
  Convenience store
   operation (a)      30,089         382         119       3,225       7,851
  Chem-Way             9,758         172          45         382       3,015
  EDCO
   Environmental       1,511         (32)         64         119         756
                   ---------     -------     -------     -------     -------

                   $ 109,866     $ 1,107     $   787     $ 7,167     $31,058
                   =========     =======     =======     =======     =======

(a) Includes  amounts   attributable  to  the  Kincer  acquisition   effective
    August 1, 1994.

Earnings (loss) from operations by segment represent revenues less operating costs, expenses and depreciation. Identifiable assets are primarily cash, accounts receivable, inventory, property, equipment and cash value of life insurance. All sales by the Company occur in the United States.

During each of the years ending September 30, 1996, 1995 and 1994, no single customer represented 10% or more of the Company's revenues.

NOTE 11 - CONCENTRATIONS OF CREDIT RISK:

The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds which are considered in the Company's investment strategy.

As of the date of the financial statements, the Company has no concentration of customers engaged in similar activities for which a failure to perform up to the terms of their obligations due to shared activities, regions or economic characteristics would result in a material credit risk to the Company. Management believes that its credit and collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.

NOTE 12 - EMPLOYEE BENEFIT PLANS:

In 1992, the Company adopted an employee stock ownership plan to provide retirement benefits to eligible employees. Employees must have attained the age of 18 and have completed six months of service for the Company. Contributions to the plan may be made annually at the discretion of the Company's management. The Company recorded contributions to the plan of $117,000, $44,000 and $55,000 during fiscal 1996, 1995 and 1994.

NOTE 13 - SUBSEQUENT EVENTS:

On December 16, 1996, the Company declared a five percent stock dividend to shareholders of record on December 31, 1996 to be paid on January 20, 1997. In lieu of the issuance of fractional shares, cash will be paid.