Form 10-K/A
period 1996-09-30
EVANS SYSTEMS INC
filed 1997-01-30
CIK 904901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA

(MARK ONE)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996
                          -------------------

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                            to
                               --------------------------    -------------------

                         Commission file number 33-62684

                               EVANS SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                           74-1613155
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. employer
of incorporation or organization)                      identification no.)

720 Avenue F North, Bay City, Texas                            77414
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code: (409) 245-2424
                                                 ------------------------------
Securities registered under Section 12(b) of the Exchange Act:

================================================================================
     TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------
Common Stock, $.01 par value                       NASDAQ- NMS
================================================================================

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                      None

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405). As of December 24, 1996, the aggregate market value was $7,242,691.

         The number of shares of the Registrant's Common Stock outstanding at December 24, 1996 was 2,888,572, exclusive of treasury shares or shares to be issued in the 5% stock dividend discussed in Part II, item 5 hereof.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

         The executive officers and directors of the Company are as follows:


        NAME                         PRINCIPAL OCCUPATION            AGE
------------------------       --------------------------------    -------

J.L. Evans, Sr.                Chairman of the Board,                 57
                                    President and Chief
                                    Executive Officer of the
                                    Company

David L. Deerman               Vice Chairman of the Board and         55
                                    President of Chem-Way
                                    Systems

Carl W. Schafer                President of the Atlantic              60
                                    Foundation

Charles N. Way                 Vice President and Chief               54
                                    Financial Officer of the
                                    Company

Darlene E. Jones               Treasurer and Administrative           38
                                    Manager for the Company

Maybell H. Evans               Secretary for the Company              57

Peter J. Losavio, Jr.          Instructor in the College of           47
                                    Business Administration at
                                    Louisiana State University

James B. Grover                President of EDCO                      44
                                    Environmental Systems

         J.L. EVANS, SR. has been a member of the Company's Board of Directors since August, 1968. Mr. Evans is also the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Evans founded the Company in 1968 and has served in this capacity since that time. He was born in Flint, Texas, in 1939 and subsequently moved to Woodsboro, Texas, where he graduated from Woodsboro High School in 1957. Mr. Evans attended San Antonio Community College where he majored in Business Administration. From 1954 to 1960, Mr. Evans owned and operated a gasoline service station. From 1960 to 1968, Mr. Evans was employed by Amoco Oil Company where he held various sales and managerial positions. In 1985, he was awarded top salesman for the Kansas City Region. Because the region comprised several states, the honor bestowed upon Mr. Evans was very prestigious. Additionally, in 1992, Mr. Evans was selected as a Regional Finalist for the Entrepreneur of the Year Award granted annually by Ernst & Young and Merrill Lynch.

         DAVID L. DEERMAN has been a member of the Company's Board of Directors since December, 1992. Mr. Deerman is also the Vice Chairman of the Board and President of Chem-Way Systems, a subsidiary of the Company. He has held this position since 1990. Mr. Deerman joined the Company in 1984 as Vice President of The Way Energy, Inc. He was born in Bay City, Texas, in 1941. Mr. Deerman graduated from high school in Angleton, Texas, in 1959. He attended Lamar University in 1964 where he received a B.B.A. degree in Marketing. He subsequently attended graduate school where his curriculum included courses in management. Mr. Deerman was employed by International Harvester Company of Houston, Texas, from 1964 to 1965 where his responsibilities included sales promotion. From 1965 to 1978, Mr. Deerman was employed by Gulf Oil Company in Texas and Oklahoma where he served successively as Analytical Coordinator, Marketing Supervisor, Product Supply Coordinator, and Operations Manager. He assisted in the development of Ashley Real Estate and Land Development Company in Austin, Texas, from 1978 to 1981. Mr. Deerman served as a manager of the South Hampton Refining Company in Silsbee, Texas, from 1981 to 1984, before joining the Company.

         CARL W. SCHAFER has been a member of the Company's Board of Directors since December, 1992. Mr. Schafer was born in Chicago, Illinois in 1936 and obtained his primary and secondary education in Illinois. He received his B.A. with distinction from the University of Rochester in 1958. He served with the U.S. Bureau of the Budget as a budget examiner (1961-1964), a legislative analyst (1964-1966), deputy director of budget preparation (1966-1968), director of budget preparation (1968-1969), and as staff assistant to the U.S. House of Representatives Appropriations Committee (1969). He served with Princeton University as director of the budget (1969-1972), treasurer (1972-1976), financial vice president, treasurer and chief financial officer (1976-1987). He served as a principal of Rockefeller and Company, Inc. from 1987 to 1990. He is currently president of the Atlantic Foundation, Princeton, New Jersey. He served as co-chairman of the New Jersey Governor's Task Force on improving New Jersey's Economic and Regulatory Climate from 1982 to 1983 and is currently a trustee or director of Roadway Express, Inc., Wainoco Oil Corporation, Nutraceutix, Inc., Electronic Clearing House, Inc., the Paine Webber and Guardian Groups of Mutual Funds, Harbor Branch Institution, Inc., the Jewish Guild for the Blind, the Johnson Atelier and School of Sculpture, and Hidden Lakes Gold Mines, Ltd. He is a member of the advisory council of Domain Partners and a member of the International Advisory Council of William Sword and Company, Inc.

         CHARLES N. WAY has been a member of the Company's Board of Directors since March, 1982. Mr. Way is also the Vice President and Chief Financial Officer of the Company. He has served in this capacity since 1980. Mr. Way joined the Company in June of 1979. He was born in Houston, Texas, in 1942 and graduated from Jessie H. Jones High School in 1961. He received a B.B.A. degree in Accounting from Texas A&M University in 1966. He was employed with Texaco, Inc. From 1966 to 1968 where he served as an accountant. From 1968 to 1973, Mr. Way served as an Accounting Division Manager with Tenneco Oil Company. From 1973 to 1976, he was employed as a Controller with News, Inc. And Subsidiaries. From 1976 to 1979, Mr. Way owned and operated All-Ways Automotive Tire Service in Houston, Texas.

         DARLENE E. JONES has been a member of the Company's Board of Directors since December, 1992. Ms. Jones is also the Treasurer and serves as the Administrative Manager for the Company. She has held these positions since 1993. Ms. Jones was born in San Antonio, Texas, in 1958, and graduated from Bay City High School in 1976. She then attended and graduated in 1980 from Southwestern University where she received a B.S. degree in Biology/Chemistry. Subsequently, Ms. Jones completed course work involving computer systems technology. She joined the company in 1980.

         MAYBELL H. EVANS has been a member of the Company's Board of Directors since August, 1968. Ms. Evans has been also served as the Company's Secretary since its inception. Ms. Evans was born in Holliday, Texas in 1939 and graduated from Sweeny High School, Sweeny, Texas in 1957. She joined the Company full time in 1968 managing accounts receivable, collections, and corporate affairs.

         PETER J.  LOSAVIO,  JR.  has been a member  of the  Company's  Board of
Directors since May, 1993. Mr. Losavio was born in Baton Rouge, Louisiana in 1949 and graduated from Baton Rouge High School in 1967. He received his B.S. degree from Tulane University in 1970, majoring in chemistry, and a masters degree in chemistry from Tulane University in New Orleans in 1973. He graduated from Louisiana State University Law School in Baton Rouge, Louisiana in 1975 and received a masters of laws in taxation from the University of Florida in 1976. Mr. Losavio is a Board Certified Tax Attorney. He became a licensed and certified public accountant in Louisiana in 1979. He completed the certified financial planning program offered by the College for Financial Planning in
Denver,  Colorado  in  1987.  From  1980 to  present,  Mr.  Losavio  has been an instructor in the College of Business Administration at Louisiana State University, teaching corporate tax, partnership taxation, Sub S, estate planning, and tax practices and procedures. Mr. Losavio has been a co-author and lecturer for various continuing education programs sponsored by the Society of Louisiana Certified Public Accountants and National Business Institute. He was a speaker at the 1990 Louisiana Advanced Tax Workshop. From 1990 to present, he has been a member of the Ad Hoc Advisory Committee to the Commissioner of Securities for the State of Louisiana. From 1980 to present, he has been an assistant bar examiner. In 1980, he was Chairman of the Tax Committee for the Society of Louisiana Certified Public Accountants.

         JAMES B. GROVER has been a member of the Company's Board of Directors since December, 1992. Mr. Grover is also the President of EDCO Environmental Systems. He founded EDCO, Inc. In 1979, to engage in the distribution of refined petroleum products. In 1983, EDCO became a partially-owned subsidiary of the Company. In 1989, Mr. Grover organized EDCO Environmental Services, Inc., a division of EDCO, and began serving as the corporation's President. In 1992, EDCO Environmental Services, Inc. became a wholly-owned subsidiary of the Company. It was at this time that Mr. Grover began serving the Company in the capacity of President of EDCO Environmental Systems. Mr. Grover was born in Bay City, Texas, in 1952, and graduated from Bay City High School in 1970. He received a B.B.A. degree in Accounting from Texas A&M University in 1974. He served as Second

Lieutenant at Fort Benjamin Harrison, Indiana, and received advanced training in the United States Army Finance Officers' Basic Course in 1974. He received a master's degree in Real Estate Economics from Texas A&M University in 1975 and served as a graduate research assistant until 1976. After attending Texas A&M University, Mr. Grover engaged in real estate development activities before forming EDCO, Inc.


ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the Company of (i) the Chief Executive Officer, and (ii) the other four most highly compensated executive officers of the Company at September 30, 1996 who received compensation of at least $100,000 during Fiscal 1996 (collectively, the "Named Officers") for the fiscal years ended September 30, 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                           ANNUAL COMPENSATION                        AWARDS
                                               -------------------------------------            ------------------------

                                                                         OTHER ANNUAL   RESTRICTED
           NAME AND                                                      COMPENSATION      STOCK                     ALL OTHER
      PRINCIPAL POSITION              YEAR     SALARY($)     BONUS($)       ($)(1)      AWARDS ($)   OPTIONS(#)   COMPENSATION(2)
      ------------------              ----     ---------     --------       ------      ----------   ----------   ---------------

Jerriel L. Evans, Sr.
Chairman of the Board, President and  1996     $122,252      $ 37,934       $   --            --         --             (2)(3)
Chief Executive Officer........       1995      120,000         5,381          240            --         --             (2)(3)
                                      1994      120,000        69,112        1,423            --         --             (2)(3)





David L. Deerman
President, Chem-Way Systems and       1996     $121,171      $106,553       $   --            --       12,000          --
Director.......................       1994      121,171        28,483          278            --         --            --
                                      1993      121,171         9,082        1,395            --         --            --


James B. Grover
President, EDCO Environmental and     1996     $120,000      $    --        $  --            --          --            --
Director.......................       1995      124,372           91          233            --          --            --
                                      1994      115,269        7,527          919            --          --            --


William R. Sherman
Vice President,                       1996     $ 72,100     $ 40,728        $  --            --        1,500           --
Chem-Way Systems...............       1995       72,100       11,089           --            --          --            --
                                      1994           --           --           --            --          --            --

---------------------
(1) ALTHOUGH THE OFFICERS RECEIVE CERTAIN PERQUISITES, THE VALUE OF SUCH PERQUISITES DID NOT EXCEED FOR ANY OFFICER THE LESSER OF $50,000 OR 10% OF THE OFFICER'S SALARY AND BONUS.
(2) IN ADDITION TO THE COMPENSATION FOR MR. EVANS SET FORTH ABOVE, HE ALSO RECEIVES LEASE INCOME FOR THE RENTAL OF VARIOUS PROPERTIES USED BY THE COMPANY.
(3) THE COMPANY OWNS TWO SPLIT DOLLAR LIFE INSURANCE POLICIES WHEREBY IT PAYS THE PREMIUMS AND MR. J.L. EVANS' ESTATE WILL RECEIVE THE DEATH BENEFIT LESS THE ACCUMULATED CASH VALUE, WHICH WOULD RETURN TO THE COMPANY.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The  following   table  sets  forth  certain   information   concerning
Options/SARs granted during Fiscal 1996 to the Named Officers:



                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE OF ASSUMED
                                                                                                          ANNUAL RATES OF
                                      SHARES          % OF TOTAL       EXERCISE                             STOCK PRICE
                                    UNDERLYING        GRANTED TO        OR BASE                           APPRECIATION FOR
                                   OPTIONS/SARS       EMPLOYEES          PRICE        EXPIRATION           OPTION TERM(2)
NAME                                GRANTED (#)      IN FISCAL YEAR  ($/SHARE)(1)        DATE              5% ($) 10% ($)
----                                -----------      --------------  ------------        ----        ------------ -------------

Jerriel L. Evans, Sr...........       20,000             20.0            6.26           9/30/01      26,981              58,105
David L. Deerman...............       18,000             18.0            5.69           9/30/01      22,072              47,533
James B. Grover................       12,000             12.0            5.69           9/30/01      14,715              31,688
William R. Sherman.............        1,500             1.5             5.69           9/30/01      1,839                3,961

---------------

(1) The exercise price of the options granted is equal to the market value of the Company's Common Stock on the date of grant.

(2) Potential realizable value of each grant assumes that the market prices of the underlying security appreciates at annualized rates of 5% and 10% over the term of the award. Actual gains, if any, on stock option exercises are dependent on the future performance of common stock. There can be no assurance that the amounts reflected on this table will be achieved.

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth all stock options exercised by the Named Officers during the Fiscal 1996 and the number and value of unexercised options held by such executive officers at fiscal year end.

                                                                                                              VALUE OF
                                                                        NUMBER OF SECURITIES                UNEXERCISED
                                                                       UNDERLYING UNEXERCISED               IN-THE-MONEY
                                  SHARES           VALUE                     OPTIONS AT                      OPTIONS AT
                               ACQUIRED ON        REALIZED                FISCAL YEAR-END              FISCAL YEAR-END($)(2)
NAME                           EXERCISE (#)        ($)(1)            EXERCISABLE UNEXERCISABLE       EXERCISABLE UNEXERCISABLE
----                           ------------        ------            ----------- -------------       ----------- -------------
Jerriel L. Evans, Sr.......        -0-              -0-                -0-               20,000        -0-                -0-
David L. Deerman...........        -0-              -0-              24,000              18,000        -0-                -0-
James B. Grover............        -0-              -0-                -0-               12,000        -0-                -0-
William R. Sherman.........        -0-              -0-               1,500               -0-          -0-                -0-


---------------------
1. Value realized is calculated based on the difference between the option exercise price and the closing market price of the Company's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

2. Value of unexercised in-the-money options is calculated based on the difference between the option exercise price and the closing price of the Company's Common Stock at fiscal year end, multiplied by the number of shares underlying the options. The closing price of the Company's Common Stock as reported on the NASDAQ Stock market on September 30, 1996 was $5.95.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with Mr. Evans, Sr. pursuant to which he is employed as the Company's President and Chief Executive Officer. The agreement commenced on April 1, 1993 and expires on September 30, 1998, unless it's terminated earlier in accordance with the agreement. Pursuant to the agreement, Mr. Evans receives an annual base salary of $120,000 and is entitled to receive an annual bonus in an amount equal to 7-1/2% of the net profits of the Company, subject to the limitation set forth below. In addition, the agreement contains a confidentiality provision and prohibits Mr. Evans from competing with the Company's business during the term thereof.

         The Company has entered into two separate employment agreements with Mr. Deerman pursuant to which he is employed full-time as (i) the Vice-President of Marketing, Terminal Operations and Sales of the Company's subsidiary, The Way Energy, Inc., and (ii) the President of the Company's subsidiary, Chem-Way, Inc., respectively. The agreements each commenced on October 1, 1992 and expire on September 30, 1997, unless they are terminated earlier in accordance with their respective terms. Pursuant to the agreements, Mr. Deerman will receive an annual base salary aggregating $120,000. Mr. Deerman is also entitled to receive bonuses to be computed at the end of each fiscal year in an amount equal to 10% of the net profits of the terminal operations of The Way Energy, Inc. and 8% of the net profits of Chem-Way, Inc., subject to the limitation set forth below. In addition, the agreements each contain a confidentiality provision and prohibit Mr. Deerman from competing with the respective businesses of The Way Energy, Inc. and Chem-Way, Inc. during the term thereof and for a period of three years thereafter.

         The Company has entered into two separate employment agreements with Mr. Grover pursuant to which he is employed full-time as (i) the President and General Manager of the Company's subsidiary, EDCO Environmental Systems, Inc., and (ii) President and General Manager of the Company's subsidiary, EDCO, Inc. The agreements each commenced on January 1, 1993 and expire on December 31, 1997, unless they are terminated earlier in accordance with their respective terms. Pursuant to the agreements, Mr. Grover will receive an annual base salary aggregating $119,000. Mr. Grover is also entitled to receive bonuses to be computed at the end of each fiscal year in an amount equal to 10% of the net profits of EDCO Environmental Systems, Inc. and 10% of the net profits of EDCO, Inc., subject to the limitation set forth below. In addition, The agreements each contain a confidentiality provision and prohibit Mr. Grover from competing with the respective businesses of EDCO Environmental Systems, Inc. and EDCO, Inc. during the term thereof and for a period of three years thereafter.

         An addendum to the employment agreements for Messrs. Evans, Sr., Deerman and Grover dated June 8, 1993, limits the total bonuses received by such individuals from the Company or its subsidiaries to a maximum of 12% of the Company's consolidated after tax net earnings.

         The Company has entered into an employment agreement with Mr. Sherman pursuant to which he is employed as the National Sales Manager of the Company's subsidiary, Chem-Way Systems, Inc. The agreement commenced on December 5, 1994 and expires on December 4, 1997, unless it's terminated earlier in accordance with the agreement. Pursuant to the agreement, Mr. Sherman receives an annual base salary of $72,000 and is entitled to receive an annual bonus in an amount equal to 3% of the net profits of Chem-Way Systems, Inc. In addition, the agreement contains a confidentiality provision and prohibits Mr. Sherman from competing with the Company's business during the term thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During Fiscal 1996, Charles N. Way served on the Compensation Committee of the Board of Directors. Mr. Way also serves as the Vice President of Finance and the Chief Financial Officer of the Company. Mr. Way participated in all decisions made by the Compensation Committee not related to his personal compensation and incentives.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 1996, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors and nominees for director,
(iii) each executive officer named in the Summary Compensation Table; and (iv) all current directors and executive officers of the Company as a group. Unless otherwise indicated, the address of each person or entity listed below is the Company's principal executive offices.


                                                                              Amount and
                                                                              Nature of
                                                                              Beneficial               Percent of
                                                                             Ownership(2)               Class(3)
                         NAME AND ADDRESS(1)                            --------------------     ---------------------
                         -------------------

J.L. Evans Systems, Ltd., a Texas Limited Partnership ...............      1,417,500(4)                  45.6
J.L. Evans, Sr.......................................................      1,498,747(5)                  48.2
Maybell H. Evans.....................................................      1,484,993(6)                  47.8
Charles N. Way.......................................................         51,477(7)                   1.6
Darlene E. Jones.....................................................         37,136(8)                   1.1
J.L. Evans, Jr.......................................................         17,174(9)                    *
David L. Deerman.....................................................         38,173(10)                  1.2
Carl W. Schafer......................................................         15,000(11)                   *
  c/o The Atlantic Foundation
  16 Faber Road
  Princeton, NJ 08540
Peter J. Losavio, Jr.................................................          7,500(11)                   *
  8414 Bluebonnett Blvd., Suite 110
  Baton Roughe, LA 70810
James B. Grover.....................................................          14,434(12)                   *
William R. Sherman...................................................          1,500(13)                   *
All executive officers and Directors as a group (12
persons).............................................................      1,748,634                     56.2

-----------------------
*        less than 1%
(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, P.O. Box 2480, Bay City, Texas 77404-2480.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are exercisable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
(4) The general partner is J.L. Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel
         L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.
(5) Includes 1,417,500 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership.
(6) Includes 1,417,500 shares held by J.L. Evans Systems, Ltd., of which Ms. Evans claims beneficial ownership.
(7) Includes 45,000 shares issuable to Mr. Way upon the exercise of warrants.
(8) Includes 35,000 shares issuable to Ms. Jones upon the exercise of warrants.
(9) Includes 14,000 shares issuable to Mr. Evans, Jr. upon the exercise of warrants.
(10) Includes 34,000 shares issuable to Mr. Deerman upon the exercise of options.
(11) Includes 7,500 shares issuable to each of Messrs. Schafer and Losavio upon the exercise of options.
(12) Mr. Grover has pledged 13,567 shares to a subsidiary of the Company to secure repayment of a note receivable in the approximate amount of $111,000.
(13) Includes 1,500 shares issuable to Mr. Sherman upon the exercise of options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company leases three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. The other two leases are for terms of five years and commenced in April 1990. Each provides for a monthly lease payment of $1,800 with one automatic five-year renewal at the Company's option. The amounts paid under these leases for Fiscal 1996 was $73,000. Future minimum lease commitments as of September 30, 1996 are $324,000.

         As of September 30, 1996, the Company rents, on a month-to-month basis, six convenience store locations and an office facility from the majority shareholder. Previously, the Company rented additional locations which were sold by the shareholder to unrelated parties. The total month-to-month rents paid for Fiscal 1996 was $104,000. If all locations continue to be rented under similar terms for the fiscal year ending September 30, 1997, the Company would pay approximately $104,000.

         Other current assets include a note receivable from a director which was refinanced from an earlier note and is due in quarterly installments. 13,567 shares of the Company's common stock are pledged to secure repayment. The balance of the note receivable was approximately $116,000 at September 30, 1996. Interest accrues at 8.5%.

         From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 30, 1997

                                           EVANS SYSTEMS, INC.


                                           By: /S/ CHARLES N. WAY
                                               -------------------------------
                                               Name:   Charles N. Way
                                               itle:  Vice President and
                                                      Chief Financial Officer