Form 10-Q
period 1996-12-31
EVANS SYSTEMS INC
filed 1997-02-14
CIK 904901

As filed with the Securities and Exchange Commission on February 13, 1997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended DECEMBER 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Commission File Number:  000-21956

                              EVANS SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

          Texas                                     74-1613155
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

Yes ___     No___

                 Number of shares of common stock of registrant
                       outstanding exclusive of Treasury:

                     Shares or shares held by subsidiaries
               of the registrant at February 12, 1997: 3,036,429

                              EVANS SYSTEMS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


Financial Statements (Unaudited)                                     Page Number

   Condensed Consolidated Balance Sheet
        December 31, 1996 and September 30, 1996 .....................  3


   Condensed Consolidated Statement of Income
      Three Months Ended December 31, 1996 and 1995 ..................  4


   Condensed Consolidated Statement of Cash Flows
      Three Months Ended December 31, 1996 and 1995 ..................  5

   Notes to the Condensed Consolidated Financial
      Statements .....................................................  6

Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations ..................................  8

                          PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K

   A.  Exhibits Index ................................................ 11

   B.  Reports on Form 8-K ........................................... 11

Signature ............................................................ 11

                         PART I. FINANCIAL INFORMATION
                              EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                  December 31,    September 30,
                                                       1996            1996
                                                  (in thousands)  (in thousands)
                                                     --------          --------
ASSETS
Current Assets:
   Cash and cash equivalents .......................    2,733         $  2,793
   Marketable equity securities ....................    1,385            1,599
   Trade receivables, net of allowance of
     doubtful receivable of $87,000 and $50,000 ....    4,962            5,160
   Inventory .......................................    8,130            8,182
   Prepaid expenses and other current assets .......    1,163              955
   Income taxes receivable .........................       37               37
                                                     --------         --------
          Total current assets .....................   18,410           18,726
                                                     --------         --------
Property, plant and equipment, net .................   21,049           20,848
                                                     --------         --------
Other assets .......................................    1,527            1,499
                                                     --------         --------

          Total assets ............................. $ 40,986         $ 41,073
                                                     ========         ========


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ........... $  6,833         $  6,051
   Accrued excise and other taxes payable ..........    1,506            1,511
   Current portion of long-term debt ...............    2,190            2,145
   Deferred income taxes ...........................     (387)              17
                                                     --------         --------
          Total current liabilities ................   10,142            9,724
Long-term debt .....................................   10,194           10,400
Deferred income taxes ..............................    1,201            1,201
Deferred Revenue ...................................      103
                                                     --------         --------
          Total liabilities ........................   21,640           21,325
                                                     --------         --------
Commitments and contingencies
Stockholders' equity:
   Common stock $0.01 par value, 15,000,000
   shares authorized, 3,105,562 and 3,105,562
   shares issued ...................................       31               31
Additional paid-in capital .........................   12,133           12,133
   Retained earnings ...............................    7,616            8,393
   Net unrealized loss on marketable equity
     securities ....................................     (375)
   Treasury stock, 69,133 common shares at
     cost ..........................................     (434)            (434)
                                                     --------         --------
          Total stockholders' equity ...............   19,346           19,748
                                                     --------         --------

          Total liabilities and stockholders'
               equity ..............................   40,986         $ 41,073
                                                     ========         ========


   SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       --------        --------
                                                         (in thousands, except
                                                           per share amounts)
Revenue:
Refined product sales ..........................       $ 31,340        $ 25,143
  Other sales and services .....................          6,334          13,984
                                                       --------        --------
    Total revenue ..............................         37,674          39,127

Cost of sales: .................................         33,212          34,494
                                                       --------        --------

Gross profit: ..................................          4,462           4,633
                                                       --------        --------

Operating expenses:
  Employment expenses ..........................          2,541           2,230
  Other operating expenses .....................          1,087             930
  General & administrative expenses ............            922             852
   Depreciation and amortization ...............            439             294
                                                       --------        --------
    Total operating expenses ...................          4,989           4,306
                                                       --------        --------

Operating income(loss) .........................           (527)            327

Other income/expense
  Interest expense .............................           (289)           (231)
  Other income/(loss) net ......................           (364)            (52)
                                                       --------        --------
Income/(loss) before provision for
income taxes ...................................         (1,180)             44

Provision for income taxes: ....................           (405)              6
                                                       --------        --------

Net income/(loss) ..............................       $   (775)       $     38
                                                       --------        --------

Earnings/(loss) per share ......................       ($  0.25)       $   0.01
                                                       ========        ========

         SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                          ---------------------
                                                            1996          1995
                                                           -------       -------
                                                               (in thousands)
Cash flows from operating activities:
     Net income ....................................      $  (775)      $    38
     Non-cash adjustments:
           Depreciation and amortization ...........          439           294
           Changes in:
               Current assets ......................          256        (1,405)
               Current liabilities .................          420         2,979
           Other, net
                                                          -------       -------
              Net cash provided by
                  operating activities .............          340         1,906
                                                          -------       -------
Cash flows from investing activities:
     Capital expenditures ..........................         (640)       (1,537)
      Reclassification of securities ...............          375
     Other, net ....................................          (28)         (113)
                                                          -------       -------
               Net cash used by investing
                   activities ......................         (293)       (1,650)
                                                          -------       -------
Cash flows from financing activities:
     Notes payable, net ............................         (205)         (713)
      Deferred Revenue .............................           98
              Net cash (used) by
                 financing activities ..............         (107)         (713)
                                                          -------       -------
Net (decrease) in cash .............................          (60)         (457)
Cash and cash equivalents, beginning of
    period .........................................        2,793         3,544
                                                          -------       -------

Cash and cash equivalents, end of period ...........      $ 2,733       $ 3,087
                                                          =======       =======

         SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              EVANS SYSTEMS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE A --  BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1996. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B --  ACCOUNTING STANDARDS

 In October 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Awards of Stock-Based Compensation to Employees. The Statement encourages the fair value based method of accounting for an employee stock option; however, the Statement allows entities to continue to measure compensation costs for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has adopted FAS123 for fiscal 1997. The Company will continue using the intrinsic value method to value stock options and believes that the effect of this Statement on future results of operations will not be material.

NOTE C --  SEASONAL NATURE OF BUSINESS

 The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

NOTE D --  INVENTORIES

 Inventories consist of the following:

                                               DECEMBER 31,       SEPTEMBER 30,
                                                   1996                1996
                                               -------------       ------------
PETROLEUM MARKETING
     Refined Petroleum Products .........        3,384,721           3,197,197
      Non-Petroleum Products ............          606,118             638,222

CONVENIENCE STORES
    Refined Petroleum Products ..........          588,491             492,528
     Non-Petroleum Products .............        1,020,421           1,049,364

CHEMWAY
    Aerosol Chemical Products ...........        1,976,524           2,256,651
    Liquid Automotive Products ..........          413,103             411,821

EDCO ENVIRONMENTAL
     Environmental Remediation
Products ................................          140,283             136,529
TOTAL INVENTORIES .......................        8,129,661           8,182,312



NOTE E --  EARNINGS (LOSS) PER SHARE

Earnings (loss) per common and common equivalent share for the quarters ended December 31, 1996 and 1995 were computed using 3,036,429 and 3,008,326 weighted average common shares outstanding plus 55,551 and 55,367 weighted average shares of common stock equivalents, respectively.

Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants net of assumed repurchase of common shares based upon the treasury stock method.


NOTE F -- RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

   THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

The following table reflects the operating results of the Company's business segments for the Three Months ended December 31, 1996 and 1995.


                                      THREE MONTHS ENDED   THREE MONTHS ENDED
                                       DECEMBER 31, 1996    DECEMBER 31, 1995
                                       -----------------     --------------
PETROLEUM MARKETING(1)
Revenue ..............................   $ 25,979,000         $ 20,373,000

Operating Income (Loss) ..............   $    (26,000)        $     21,000
CONVENIENCE STORES
Revenue ..............................      9,586,000            8,999,000

Operating Income (Loss) ..............        (90,000)               8,000
CHEMWAY
Revenue ..............................      1,610,000            9,151,000
Operating Income (Loss) ..............       (502,000)             410,000

EDCO ENVIRONMENTAL
Revenue ..............................        499,000              604,000

Operating  Income (Loss) .............         91,000             (112,000)
TOTAL
Revenue ..............................   $ 37,674,000         $ 39,127,000
Operating Income (Loss) ..............   $   (527,000)        $    327,000

(1)  Includes the Parent Company

The Company's net income (loss) for the quarters ended December 31, 1996 and 1995 was ($775,000) and $38,000. The quarter ended December 31, 1996, includes a non-recurring, non-operating loss of $219,000 (net of tax effect) related to the reclassification of securities available for sale, a bond fund the Company has held since 1993 to trading securities. In addition, the Company recorded a non-operating loss of $70,000 (net of tax effect) related to the decision by the Board of Directors to liquidate its trading portfolio. Without these non-recurring items net income (loss) for the quarters ended December 31, 1996 and 1995 would have been ($486,000) and $38,000.

ESI's revenues for the Three Months ended December 31, 1996, were $37,674,000 compared to $39,127,000 for the comparable period ending December 31, 1995. The $1,453,000 (3.7%) three-month decrease in this year's revenues was mainly attributable to a $7,541,000 decrease in ChemWay revenues partially offset by increases in the petroleum marketing and convenience store segments.

ESI's gross profit for the Three Months ended December 31, 1996 was $4,462,000 (16.8%) compared to $4,633,000 (11.8%) for the comparable Three Months ended December 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Operating expenses increased to $4,989,000 in 1996 compared to $4,306,000 in 1995. Operating expenses increased $683,000 in 1996. Operating expenses were
13.2 percent of revenues in 1996 and 11.0 percent in 1995.

                              PETROLEUM MARKETING

The Petroleum Marketing segment sales were $25,979,000 in 1996 compared to $20,373,000 in 1995, a $5,606,000 (27.5%) increase. Fuel sales gallonage increased to 22,885,000 gallons compared to 20,855,000 in 1995, a 2,030,000
(9.7%) increase. Gross profits for 1996 and 1995 were $2,113,000 and $1,927,000 respectively. Gross profit margins decreased to 8.1 percent compared to 9.5 percent in 1995. Operating expenses increased $233,000 in 1996. Operating expenses were 8.2 percent of revenues in 1996, and 9.4 percent in 1995. Management attributes the increase to employment expenses of $110,000 (mainly centered in health insurance cost); transportation $113,000; depreciation $73,000; and decreases in general administrative expenses $50,000; and repairs to buildings and fuel dispensing equipment of $13,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) was ($26,000) compared to $21,000 in 1995.

                              CONVENIENCE STORES

The Convenience Store segment sales were $9,586,000 in 1996 compared to $8,999,000 in 1995; a $587,000 ( 6.5 %) increase. Fuel sale increased to $5,753,000 in 1996 compared to $5,129,000. Fuel sales gallonage increased to 5,496,000 gallons compared to 4,638,000 in 1995; a 858,000 (18.5 %) increase.
Merchandise sales decreased to $3,698,000 in 1996 compared to $3,712,000 and other income decreased to $135,000 compared to $158,000. Management attributes the increase in sales to fuel $624,000 and decreases in merchandise $14,000 and other income of $23,000. Gross profit for 1996 and 1995 was $1,907,000 and $1,804,000 respectively. Gross profit margins decreased to 19.9% in 1996 compared to 22.0%. Management attributes the decline in gross profit margins mainly to its Louisiana operaions which declined to a 14.4% margin compared to 17.7% in 1995.

Operating expenses increased $201,000 in 1996. Operating income(loss) was ($90,000) compared to $8,000 in 1995. The most significant factor contributing to the decrease in operating income was $118,000 loss in it's Louisiana operations.
                                    CHEMWAY

ChemWay sales were $1,610,000 in 1996 compared to $9,151,000 in 1995; a $7,541,000 (82%) decrease. The decline was caused by the aerosol production line being out of service in late November through December for complete refurbishing and a seasonal decrease in the automotive aftermarket refrigerant business. Gross profit for 1996 and 1995 was $111,000 and $799,000 respectively. Gross profit margins decreased to 6.9% compared to 8.7% in 1995. Management attributes the decrease in margins mainly to lower margin sales from the refrigerant reclamation division.

Operating expense increased $224,000 in 1996 compared to 1995. The increases in operating expenses were primarily employment $116,000; transportation $34,000; general administrative expenses $79,000, mainly attributable to insurance, taxes and computer systems; depreciation $12,000 and a decrease in repairs and maintenance of $17,000. Operating income (loss) was ($502,000) compared to $410,000 in 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                              EDCO ENVIRONMENTAL

EDCO Environmental sales were $499,000 compared to $604,000 in 1995; a $105,000 (17.4%) decrease. Gross profit for 1996 and 1995 was $330,000 and $103,000 respectively. Gross profit margins increased to 66.2 percent compared to 17.1 percent in 1995. Management attributes the increase in margins mainly to a change in its business plan began in August 1996 to concentrate solely on environmental remediation which produces high margins and discontinue additional equipment sales and construction projects which were characterized by low margins due to intense competition.

Operating expenses increased $24,000 in 1996 compared to 1995. Increases in operating expenses were mainly attributable to selling and marketing $37,000; office equipment and vehicle leases $9,000; Insurance $4,000; operating supplies $8,000; and depreciation $15,000; and decreases in employment $29,000 and equipment cost of $20,000. Operating income (loss) was $91,000 compared to ($112,000) in 1995.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $4,118,000 as of December 31, 1996 compared to $4,392,000 for September 30, 1996. Working capital was $8,268,000 as of December 31, 1996, a decrease from $9,002,000 as of September 30, 1996. The net derease in working capital was largely attributable to an increase in accounts payable and accrued expenses.

Cash provided from operations was $340,000 as of December 31, 1996 compared to $1,906,000 for the same period ending December 31, 1995.

ESI's current ratio, the ratio of current assets to current liability, was 1.82 as of December 31, 1996 and 1.93 as of September 30, 1996.

ESI utilized proceeds from its $7,200.000 line of credit up to a maximum of $5,404,000 in 1996 to fund operations. ESI's lines of credit will expire in March, 1997 and August 1999. As of December 31, 1996, ESI had $1,796,000 available in unused lines of credit.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy continued operations, however, additional sources of capital may be required to finance new acquisitions.

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


                                       EVANS SYSTEMS, INC.
                                          (REGISTRANT)

Date: February 13, 1997             By:  /s/CHARLES N. WAY
                                            Charles N. Way
                                            Vice President and Chief Financial
                                            Officer And authorized to sign on
                                            behalf of the Registrant




                                     By: /s/DENIS J. WALDRON
                                            Denis J. Waldron
                                            Corporate Controller  And authorized
                                            to sign on behalf of the Registrant