Form 10-Q/A
period 1996-12-31
EVANS SYSTEMS INC
filed 1997-03-18
CIK 904901

As filed with the Securities and Exchange Commission on March 18, 1997

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                   (MARK ONE)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarter ended DECEMBER 31, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes /X/     No / /

Number of shares of common stock of registrant outstanding exclusive of Treasury Shares or shares held by subsidiaries of the registrant at February 12, 1997:
3,032,973

                               EVANS SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Financial Statements (Unaudited)                                    Page Number

      Condensed Consolidated Balance Sheet
           December 31, 1996 and September 30, 1996                          3


      Condensed Consolidated Statement of Income
           Three Months Ended December 31, 1996 and 1995                     4


      Condensed Consolidated Statement of Cash Flows
           Three Months Ended December 31, 1996 and 1995                     5

      Notes to the Condensed Consolidated Financial Statements               6

Management's  Discussion  and  Analysis of  Financial
Condition  and Results of Operations                                         8


                           PART II. OTHER INFORMATION


Exhibits and Reports on Form 8-K

      A.  Exhibits Index                                                   11

      B.  Reports on Form 8-K                                              11

Signature                                                                  11

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  December 31,      September 30,
                                                                      1996             1996
                                                                      ----             ----
                      ASSETS                                     (in thousands)    (in thousands)
                      ------
Current Assets:
   Cash and cash equivalents                                       2,733              $2,793
   Marketable equity securities                                    1,385               1,599
   Trade receivables, net of allowance of doubtful
   receivable of $87,000 and $50,000                               4,962               5,160
   Inventory                                                       8,130               8,182
   Prepaid expenses and other current assets                       1,163                 955
   Income taxes receivable                                            37                  37
   Deferred income taxes                                             387
                                                                 --------           --------
          Total current assets                                    18,797              18,726
                                                                 --------           --------
Property, plant and equipment, net                                21,049              20,848
                                                                 --------           --------
Other assets                                                       1,527               1,499
                                                                 --------           --------

          Total assets                                            41,373             $41,073
                                                                 ========           ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                          $6,833              $6,051
   Accrued excise and other taxes payable                          1,506               1,511
   Current portion of long-term debt                               2,190               2,145
   Deferred income taxes                                                                  17
                                                                 --------           --------
          Total current liabilities                               10,529               9,724
   Long-term debt                                                 10,194              10,400
   Deferred income taxes                                           1,201               1,201
   Deferred Revenue                                                  103
                                                                 --------           --------
          Total liabilities                                       22,027              21,325
                                                                 --------           --------
   Commitments and contingencies
   Stockholders' equity:
     Common stock $0.01 par value, 15,000,000 shares
      authorized, 3,105,562 and 3,105,562 shares issued               31                  31
   Additional paid-in capital                                     12,133              12,133
     Retained earnings                                             7,616               8,393
     Net unrealized loss on marketable equity securities                                (375)
     Treasury stock, 72,589 common shares at cost                   (434)               (434)
                                                                 --------            --------
          Total stockholders' equity                              19,346              19,748
                                                                 --------           --------

          Total liabilities and stockholders' equity             $41,373             $41,073
                                                                 ========           ========

                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)




                                                                    Three Months Ended
                                                                         December 31,
                                                                         ------------

                                                              1996                   1995
                                                              ----                   ----

                                                        (in thousands, except per share amounts)

Revenue:
Refined product sales                                      $31,340                 $ 25,143
Other sales and services                                     6,334                   13,984
                                                           --------                ---------
        Total revenue                                       37,674                   39,127

Cost of sales:                                              33,212                   34,494
                                                           --------                ---------

Gross profit:                                                4,462                    4,633
                                                           --------                ---------

Operating expenses:
    Employment expenses                                      2,541                    2,230
    Other operating expenses                                 1,087                      930
    General & administrative expenses                          922                      852
   Depreciation and amortization                               439                      294
                                                           --------                ---------
        Total operating expenses                             4,989                    4,306
                                                           --------                ---------

Operating income(loss)                                       (527)                      327

Other income/expense
    Interest expense                                         (289)                    (231)
    Other income/(loss) net                                  (364)                     (52)
                                                           --------                ---------

Income/(loss) before provision for income taxes            (1,180)                       44

Provision for/(benefit from) income taxes:                   (405)                        6
                                                           --------               ----------

Net income/(loss)                                           $(775)                $      38
                                                           --------               ----------

Earnings/(loss) per share                                  ($0.26)                $    0.01
                                                           ========               ==========


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED
                                                                                      December 31,
                                                                                      ------------
                                                                              1996               1995
                                                                              ----               ----

                                                                         (in thousands)      (in thousands)


      Cash flows from operating activities:
           Net income (loss)                                                 $(775)             $  38
           Non-cash adjustments:
                 Depreciation and amortization                                 439                294
                 Loss on reclassification of securities                        375
                 Changes in:
                     Current assets                                            256             (1,405)
                     Current liabilities                                       420              2,979
                 Other, net
                                                                           -------             -------
                    Net cash provided by operating activities                  715              1,906
                                                                           -------             -------
      Cash flows from investing activities:
           Capital expenditures                                              (640)             (1,537)
           Other, net                                                         (28)               (113)
                                                                           -------             -------
                     Net cash used by investing activities                   (668)             (1,650)
                                                                           -------             -------
      Cash flows from financing activities:
             Notes payable, net                                              (205)               (713)
             Deferred Revenue                                                  98
                                                                           -------             -------
                    Net cash  used by
                       financing activities                                  (107)               (713)
                                                                           -------             -------
      Net decrease in cash                                                    (60)               (457)
      Cash and cash equivalents, beginning of period                        2,793               3,544
                                                                           -------             -------

      Cash and cash equivalents, end of period                             $2,733              $3,087
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

In March 1995, Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", was issued and is effective for the Company in fiscal year 1997. The adoption of FAS 121 in fiscal 1997 did not have a material impact on the Company's consolidated financial position or operating results.


NOTE C --  SEASONAL NATURE OF BUSINESS

  The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

NOTE D --  INVENTORIES

  Inventories consist of the following:

                                                December 31, 1996          September 30, 1996
                                                -----------------          ------------------
                                                 (in thousands)              (in thousands)
PETROLEUM MARKETING
     Refined Petroleum Products                      3,385                       3,197
      Non-Petroleum Products                           606                         638

CONVENIENCE STORES
    Refined Petroleum Products                         589                         492
     Non-Petroleum Products                          1,020                       1,049

CHEMWAY
    Aerosol Chemical Products                        1,977                       2,257
    Liquid Automotive Products                         413                         412

EDCO ENVIRONMENTAL
     Environmental Remediation Products                140                         137
                                                     -----                       -----

TOTAL INVENTORIES                                    8,130                       8,182



NOTE E --  EARNINGS  PER SHARE
Earnings (loss) per common and common equivalent share for the quarters ended December 31, 1996 and 1995 were computed using 3,032,973 and 3,063,693 weighted average common and dilutive common equivalent shares outstanding respectively.

NOTE F -- RECLASSIFICATIONS

Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.


                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                      ANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


The following table reflects the operating results of the Company's business segments for the Three Months ended December 31, 1996 and 1995.


                                                  Three Months                        Three Months
                                                         Ended                               Ended
                                             December 31, 1996                   December 31, 1995
                                             -----------------                   -----------------
                                                (in thousands)                      (in thousands)
PETROLEUM MARKETING(1)
Revenue                                                $25,979                           $20,373
Operating Income (Loss)                                  ($26)                               $21

CONVENIENCE STORES
Revenue                                                  9,586                             8,999
Operating Income (Loss)                                   (90)                                 8

CHEMWAY
Revenue                                                  1,610                             9,151
Operating Income (Loss)                                  (502)                               410

EDCO ENVIRONMENTAL
Revenue                                                    499                               604
Operating  Income (Loss)                                    91                             (112)

TOTAL
Revenue                                                $37,674                           $39,127
Operating Income (Loss)                                 $(527)                              $327



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

ESI's revenues for the Three Months ended December 31, 1996, were $37,674,000 compared o $39,127,000 for the comparable period ending December 31, 1995. The $1,453,000 (3.7%) three-month decrease in this year's revenues was mainly attributable to $7,541,000 decrease in ChemWay revenues partially offset by increases in the petroleum marketing and convenience store segments.

ESI's gross profit for the Three Months ended December 31, 1996 was $4,462,000 (11.8%) compared to $4,633,000 (11.8%) for the comparable Three Months ended December 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS-CONTINUED

Operating expenses increased to $4,989,000 in 1996 compared to $4,306,000 in 1995. Operating expenses increased $683,000 in 1996 as described in the following sections. Operating expenses were 13.2 percent of revenues in 1996 and
11.0 percent in 1995

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $25,979,000 in 1996 compared to $20,373,000 in 1995, a $5,606,000 (27.5%) increase. Fuel sales gallonage increased to  22,885,000  gallons  compared to  20,855,000  in 1995, a 2,030,000
(9.7%) increase.  Gross profits for 1996 and 1995 were $2,113,000 and $1,927,000 respectively. Gross profit margins decreased to 8.1 percent compared to 9.5 percent in 1995. Management attributes the decrease in margins to higher average selling prices per gallon of fuel of $1.08 in 1996 compared to $.91 in 1995 while the cents per gallon profit was $.075 and $.07 respectively. This and lower margins on other petroleum products contributed to a 1.4 percent decline in gross profit margins. Operating expenses increased $233,000 in 1996. Operating expenses were 8.2 percent of revenues in 1996, and 9.4 percent in 1995. Management attributes the increase in operating expenses to employment expenses $110,000, (mainly centered in insurance health cost); transportation $113,000; depreciation $73,000; and decreases in general administrative expenses ($50,000); and repairs to buildings and fuel dispensing equipment of $13,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) was ($26,000) compared to $21,000 in 1995.

                               CONVENIENCE STORES

The Convenience Store segment sales were $9,586,000 in 1996 compared to $8,999,000 in 1995; a $587,000 (6.5%) increase. Fuel sales increased to $5,753,000 in 1996 compared to $5,129,000. Fuel sales gallonage increased to 5,496,000 gallons compared to 4,638,000 in 1995; a 858,000 (18.5%) increase.
Merchandise sales decreased to $3,698,000 in 1996 compared to $3,712,000 and other income decreased to $135,000 compared to $158,000. Management attributes the increase in sales to fuel $624,000 and decreases in merchandise $14,000 and other income of $23,000. Gross profit for 1996 and 1995 was $1,907,000 and $1,804,000 respectively. Gross profit margins decreased to 19.9% in 1996 compared to 22.0%. Management attributes the decline in gross profit margins mainly to its Louisiana operations which declined to a 14.4% margin compared to 17.7% in 1995.

Operating expenses increased to $201,000 in 1996. Operating income(loss) was ($90,000) compared to $8,000 in 1995. The most significant factor contributing to the decrease in operating income was $118,000 loss in its Louisiana operations.


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

                         CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $4,118,000 as of December 31, 1996 compared to $4,392,000 for September 30, 1996. Working capital was $8,268,000 as of December 31, 1996, a decrease from $9,002,000 as of September 30, 1996. The net decrease in working capital was largely attributable to an increase in accounts payable and accrued expenses.

Cash provided from operations was $715,000 as of December 31, 1996 compared to $1,906,000 for the same period ending December 31, 1995.

ESI's current ratio, the ratio of current assets to current liability, was 1.79 as of December 31, 1996 and 1.93 as of September 30, 1996.

ESI utilized proceeds from its $7,200,000 line of credit up to a maximum of $5,404,000 in 1996 to fund operations. ESI's line of credit in the amount of $6,900,000 with one financial institution will expire in August 1999 and a $300,000 line of credit with another financial institution expires in March 1997. The $300,000 line of credit is currently in the process of renewal and management does not anticipate any problems with its renewal and extension. As of December 31, 1996, ESI had $1,796,000 available in unused lines of credit.

The Company  anticipates  that existing  sources of liquidity and cash flow from
operations  will  be  sufficient  to  satisfy  continued  operations;   however,
additional sources of capital may be required to finance new acquisitions.



                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                           PART II. OTHER INFORMATION




EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS


Exhibit 27: Financial Data Schedule



B.  REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EVANS SYSTEMS, INC.

                                       (REGISTRANT)

Date: March 14, 1997                By:  /s/ Charles N. Way
                                         -----------------------------------
                                            Charles N. Way
                                     Vice President and Chief Financial Officer
                                     And authorized to sign on behalf of
                                     the Registrant






                                     By:  /s/ Denis J. Waldron
                                          ------------------------------------
                                              Denis J. Waldron
                                         Corporate Controller And
                                         authorized to sign on
                                         behalf of the Registrant