Form 10-Q
period 1997-03-31
EVANS SYSTEMS INC
filed 1997-05-15
CIK 904901

As filed with the Securities and Exchange Commission on May 15,  1997
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

                      For the quarter ended MARCH 31, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        JERRIEL L. EVANS, SR., PRESIDENT
  Mailing Address:  P.O. Box 2480, Bay City, Texas 77404-2480 (409) 245-2424
 Physical Address:  720 Avenue F North, Bay City, Texas  77414  (409) 245-2424
           (Name, address, including zip code, and telephone number, including area code, of agent for service)

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

Yes [X]     No [_]

     Number of shares of common stock of registrant outstanding exclusive of
     Treasury:

     Shares or shares held by subsidiaries of the registrant at May 13, 1997:
     3,090,939

                               EVANS SYSTEMS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION


Financial Statements (Unaudited)                                   Page Number

   Condensed Consolidated Balance Sheet
        March 31, 1997 and September 30, 1996 ............................   3

   Condensed Consolidated Statement of Income
      Six Months Ended March  31, 1997 and 1996 ..........................   4

   Condensed Consolidated Statement of Cash Flows
      Six Months Ended March  31, 1997 and 1996 ..........................   5

   Notes to the Condensed Consolidated Financial Statements ..............   6

Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...........................................   8

                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K

   A.  Exhibits Index ....................................................  14

   B.  Reports on Form 8-K ...............................................  14

Signature ................................................................  14

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                      March 31,    September 30,
                                                        1997           1996
                                                    ------------   ------------
ASSETS                                             (in thousands) (in thousands)
Current Assets:
   Cash and cash equivalents .....................         2,997   $      2,793
   Marketable equity securities ..................            12          1,599
   Trade receivables, net of allowance of
      doubtful receivable of $50,000 and $50,000 .         4,916          5,160
   Inventory .....................................         8,220          8,182
   Prepaid expenses and other current assets .....         1,367            955
   Income taxes receivable .......................            37             37
   Deferred income taxes .........................           649
                                                    ------------   ------------
          Total current assets ...................        18,198         18,726
                                                    ------------   ------------
Property, plant and equipment, net ...............        20,905         20,848
                                                    ------------   ------------
Other assets .....................................         1,487          1,499
                                                    ------------   ------------

          Total assets ...........................        40,590   $     41,073
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .........         6,388   $      6,051
   Accrued excise and other taxes payable ........         1,825          1,511
   Current portion of long-term debt .............         1,495          2,145
   Deferred income taxes .........................            17
                                                    ------------   ------------
          Total current liabilities ..............         9,708          9,724
Long-term debt ...................................        10,527         10,400
Deferred income taxes ............................         1,201          1,201
Deferred Revenue .................................            76
                                                    ------------   ------------
          Total liabilities ......................        21,512         21,325
                                                    ------------   ------------
Commitments and contingencies
Stockholders' equity:
   Common stock $0.01 par value, 15,000,000
      shares authorized, 3,163,528 and
      3,105,590 shares issued ....................            32             31
Additional paid-in capital .......................        12,297         12,133
   Retained earnings .............................         7,183          8,393
   Net unrealized loss on marketable
      equity securities ..........................          --             (375)
   Treasury stock, 72,589 common shares at cost ..          (434)          (434)
                                                    ------------   ------------
          Total stockholders' equity .............        19,078         19,748
                                                    ------------   ------------

          Total liabilities and
            stockholders' equity .................  $     40,590   $     41,073
                                                    ============   ============

                   SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                         Three Months Ended             Six Months Ended
                                              March 31,                     March 31,
                                         1997           1996           1997           1996
                                     ------------   ------------   ------------   ------------
                                              (in thousands, except per share amounts)
Revenue:
Refined product sales .............        27,161   $     26,967   $     58,501   $     52,110
   Other sales and services .......         7,541         10,464         13,875         24,448
                                     ------------   ------------   ------------   ------------
    Total revenue .................        34,702         37,431         72,376         76,558

Cost of sales: ....................        30,106         32,823         63,318         67,317
                                     ------------   ------------   ------------   ------------
Gross profit: .....................         4,596          4,608          9,058          9,241
                                     ------------   ------------   ------------   ------------
Operating expenses:
  Employment expenses .............         2,532          2,399          5,073          4,629
  Other operating expenses ........         1,034          1,087          2,121          2,017
  General & administrative expenses           889            724          1,811          1,576
   Depreciation and amortization ..           496            312            935            606
                                     ------------   ------------   ------------   ------------
    Total operating expenses ......         4,951          4,522          9,940          8,828
                                     ------------   ------------   ------------   ------------
Operating income ..................          (355)            86           (882)           413

Other income/expense
  Interest expense ................          (256)          (255)          (545)          (486)
  Other income net ................           (66)           234           (430)           182
                                     ------------   ------------   ------------   ------------
Income/(Loss)  before provision for          (677)            65         (1,857)           109
income taxes

Provision for income taxes: .......           244            (15)           649            (21)
                                     ------------   ------------   ------------   ------------
Net income ........................          (433)  $         50         (1,208)  $         88
                                     ============   ============   ============   ============
Earnings per share ................  $      (0.14)  $       0.02   $      (0.39)  $       0.03

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                    Six Months Ended March 31,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
                                                 (in thousands)   (in thousands)
Cash flows from operating activities:
     Net income ..............................          (1,208)    $         88
     Non-cash adjustments:
           Depreciation and amortization .....             935              606
            Loss on Reclass of Securities ....             375
           Changes in:
               Current assets ................             722             (487)
               Current liabilities ...........             (16)           2,793
           Other, net
                                                  ------------     ------------
              Net cash provided by
                  operating activities .......             808            3,000
                                                  ------------     ------------

Cash flows from investing activities:
     Capital expenditures ....................            (992)          (2,030)
     Other, net ..............................              20             (199)
                                                  ------------     ------------
              Net cash used by
                  investing activities .......            (972)          (2,229)
                                                  ------------     ------------

Cash flows from financing activities:
     Notes payable, net ......................             127             (119)
     Deferred income .........................              76              120
     Issuance of Common Stock ................             165
                                                  ------------     ------------
              Net cash provided (used) by
                  Financing activities .......             368                1
                                                  ------------     ------------
Net increase/(decrease) in cash ..............             204              772
Cash and cash equivalents, beginning
  of period ..................................           2,793            3,544
                                                  ------------     ------------

Cash and cash equivalents, end of period .....           2,997     $      4,316
                                                  ============     ============

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE A --  BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10- K of Evans Systems, Inc. (the Company) for the year ended September 30, 1996. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

NOTE B --  ACCOUNTING STANDARDS

 In October 1995, the Financial Accounting Standards Board issued FAS 123, Accounting for Awards of Stock-Based Compensation to Employees. The Statement encourages the fair value based method of accounting for an employee stock option; however, the Statement allows entities to continue to measure compensation costs for plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has adopted FAS 123 for fiscal 1997. The Company will continue using the intrinsic value method to value stock options and believes that the effect of this Statement on future results of operations will not be material.

In March 1995, Financial Accounting Standards Board issued Statement 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of", was issued and is effective for the Company in fiscal year 1997. The adoption of FAS 121 in fiscal 1997 did not have a material impact on the Company's consolidate financial position or operating results.

In February 1997, FASB issued Statement 128, "Earnings per Share" ('EPS") which requires a calculation of basic and fully diluted EPS. The statement is effective for fiscal years ending after December 15, 1997, which is the Company's 1st Quarter of 1998 with early adoption prohibited and restatement of prior EPS amounts required. The company does not expect adoption to materially affect its EPS amounts because of the Company's simple capital structure and the immaterial effect of common stock equivalents.

NOTE C --  SEASONAL NATURE OF BUSINESS

 The refined petroleum products market customarily experiences competitive margins in the fall and winter followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

NOTE D --  INVENTORIES

 Inventories consist of the following:

                                                 March 31, 1997  March 31, 1996
                                                 (IN THOUSANDS)  (IN THOUSANDS)
                                                  ------------    ------------
PETROLEUM MARKETING
     Refined Petroleum Products ..............           3,058           2,903
      Non-Petroleum Products .................             607             463

CONVENIENCE STORES
    Refined Petroleum Products ...............             681             745
     Non-Petroleum Products ..................           1,114           1,010

CHEMWAY
    Aerosol Chemical Products ................           1,847           1,962
    Liquid Automotive Products ...............             609             329

EDCO ENVIRONMENTAL
     Environmental Remediation Products ......             304             263

TOTAL INVENTORIES ............................           8,220           7,675

NOTE E --  EARNINGS (LOSS)  PER SHARE

 Earnings (loss) per common and common equivalent share for the quarters ended March 31, 1997 and 1996 were computed using 3,084,501 and 3,057,679 weighted average common and dilutive common equivalent shares outstanding, respectively. Earnings per common and common equivalent share for the six months ended March 31, 1997 and 1996 were computed using 3,058,468 and 3,060,745 weighted average common and dilutive common equivalent shares outstanding, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

 The following table reflects the operating results of the Company's business segments for the Three Months ended March 31, 1997 and 1996.

                                              Three Months         Three Months
                                                 Ended                Ended
                                             March 31, 1997       March 31, 1996
                                              ------------         ------------
                                             (in Thousands)       (in Thousands)
                                              ------------         ------------
PETROLEUM MARKETING(1)
Revenue ..............................        $     22,103         $     21,604
Operating (Loss) .....................                (169)                (110)

CONVENIENCE STORES
Revenue ..............................               9,496                9,789
Operating Income(Loss) ...............                (174)                  94

CHEMWAY
Revenue ..............................               2,908                5,305
Operating Income .....................                  20                  167

EDCO ENVIRONMENTAL
Revenue ..............................                 195                  733
Operating  (Loss) ....................                 (32)                 (65)

TOTAL
Revenue ..............................        $     34,702         $     37,431
Operating Income(Loss) ...............                (355)                  86

(1)  Includes the Parent Company

The Company's net income (loss) for the Three Months ended March 31, 1997 and 1996 respectively were ($433,000) and $50,000. Management attributes the net income decrease of $483,000 in 1997 over 1996 mainly to a $300,000 decrease in non-operating income and higher operating expenses of $429,000, reduced by a $244,000 decrease in income taxes. ESI's revenues for the Three Months ended March 31, 1997, were $34,702,000 compared to $37,431,000 for the comparable period ending March 31, 1996. The $2,729,000 (7.3%) three-month decrease in this year's revenues was attributable to decreases in Convenience Stores $293,000; ChemWay $2,397,000; EDCO Environmental $538,000; and an increase in Petroleum Marketing of $499,000. (Refer to the following sections for further details). ESI's gross profits for the Three Months ended March 31, 1997 were $4,596,000 (13.2%) compared to $4,608,000 (12.3 %) for the comparable Three Months ended March 31, 1996. Operating expenses increased to $4,951,000 in 1997 compared to $4,522,000 in 1996. Operating expenses increased $429,000 in 1997. Management attributes the increase in operating expenses to employment expenses $133,000; depreciation $184,000; general administrative expenses $165,000; repairs to buildings and fuel dispensing equipment of $7,000 and a decrease in transportation of ($60,000).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                               PETROLEUM MARKETING

The Petroleum Marketing segment sales were $22,103,000 in 1997 compared to $21,604,000 in 1996, a $499,000 (2.3%) increase. Fuel sales gallonage decreased to 19,425,000 gallons compared to 20,818,000 in 1996, a 1,393,000 (6.7%)
decrease. The increase in revenues was mainly attributable to higher average selling prices per gallon on fuel of $1.07 in 1997 compared to $.97 in 1996 on fewer gallon sales. The decrease in gallonage was in commercial, industrial and retail sales due mainly to rain well in excess of seasonal norms throughout the quarter which delayed farm planting, commercial projects and travel. Gross profits for 1997 and 1996 were $1,793,000 and $1,926,000 respectively. Gross profit margins decreased to 8.1 percent compared to 8.9 percent in 1996. The decrease in gross profit margins was attributable to higher average selling prices on motor fuels while the actual profit remained constant at $.068 per gallon. Operating expenses decreased $73,000 in 1997. Operating expenses were
8.8 percent of revenues in 1997, and 9.4 percent in 1996. Management attributes the decrease to employment expenses ($69,000); transportation ($52,000); repairs to buildings and fuel dispensing equipment $(55,000); general and administrative expenses ($17,000); and an increase in depreciation of $120,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating (loss) increased to ($169,000) compared to $110,000 in 1996.

                               CONVENIENCE STORES

The Convenience Store segment sales were $9,496,000 in 1997 compared to $9,789,000 in 1996; a $293,000 (3.0%) decrease. Fuel sales decreased to $5,497,000 in 1997 compared to $5,786,000. Fuel sales gallonage decreased to 4,397,000 gallons compared to 5,125,000 in 1996; a 728,000 (14.2%) decrease.
Merchandise sales decreased to $3,680,000 in 1997 compared to $3,823,000 and other income increased to $319,000 compared to $180,000. Management attributes the decrease in sales to fuel $(289,000); merchandise sales ($143,000), and an increase in other income of $139,000. The decrease in sales was due mainly to rain well in excess of seasonal norms throughout the quarter which reduced customer trafic. Gross profit for 1997 and 1996 was $2,022,000 and $1,869,000 respectively. Gross profit margins increased to 21.2% in 1997 compared to 19.1% in 1996. Operating expenses increased $420,000 in 1997 compared to 1996. The $420,000 increase was mainly attributable to employment expenses of $208,000; facility and equipment maintenance $38,000, general and administrative $137,000 mainly centered in computer cost, insurance and taxes; depreciation $42,000; and a decrease of ($5,000) in transportation expenses. Operating income (loss) for the quarter ended March 31, 1997 and 1996 respectively was ($174,000) and $94,000.

                                     CHEMWAY

ChemWay sales were $2,908,000 in 1997 compared to $5,305,000 in 1996. The $2,397,000 (45.2%) decrease in revenue was mainly attributable to a decline in automotive aftermarket refrigerant sales. Gross profit for three months were $623,000 and $630,000, respectively. Gross profit margins increased to 21.4 percent compared to 11.9 percent in 1996. The increase in margins was attributable to a change in product mix centered in liquid line products and non refrigerant aerosol products which have higher margins than refrigerant products. Operating expenses increased $140,000 in 1997 compared to 1996. The $140,000 increase was mainly attributable to employment expenses of $40,000; transportation $11,000; facility and equipment maintenance $26,000; general and administrative $44,000; and depreciation $19,000. Operating income for the quarter ended March 31, 1997 and 1996 respectively was $20,000 and $167,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $195,000 compared to $733,000 in 1996; a $538,000 (73.4%) decrease. Gross profits for 1997 and 1996 were $162,000 and $181,000 respectively. Gross profit margins increased to 81.4 percent compared to 24.7 percent in 1996. Management attributes the increase in margins mainly to a change in its business plan began in August 1996 to concentrate solely on environmental remediation which produces high margins and discontinue additional equipment sales and construction projects which were characterized by low margins due to intense competition. Operating expenses decreased $57,000 in 1997 compared to 1996. Decreases in operating expenses were mainly attributable to employment ($44,000); transportation ($14,000); equipment maintenance ($1,000); and an increase in depreciation of $2,000. Operating (loss) was ($32,000) compared to ($65,000) in 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

The following table reflects the operating results of the Company's business segments for the six months ended March 31, 1997 and 1996.

                                               Six Months           Six Months
                                                 Ended                Ended
                                             MARCH 31, 1997       MARCH 31, 1996
                                              ------------         ------------
PETROLEUM MARKETING(1)
Revenue ..............................              48,082         $     41,977
Operating (Loss) .....................                (195)                 (88)

CONVENIENCE STORES
Revenue ..............................              19,082               18,788
Operating Income .....................                (264)                 101

CHEMWAY
Revenue ..............................               4,518               14,456
Operating  Income(Loss) ..............                (482)                 577

EDCO ENVIRONMENTAL
Revenue ..............................                 694                1,337
Operating Income (Loss) ..............                  59                 (177)

TOTAL
Revenue ..............................        $     72,376         $     76,558
Operating Income(Loss) ...............                (882)                 413

(1)  Includes the Parent Company

The Company's net income (loss) for the six months ended March 31, 1997 and 1996 was ($1,208,000) and $88,000. The six month's ended March 31, 1997, includes a non-recurring, non-operating loss of $219,000 (net of tax effect) related to the reclassification of securities available for sale, a bond fund the Company has held since 1993 to trading securities. In addition, the Company recorded a non-operating loss of $70,000 (net of tax effect) related to the decision by the Board of Directors to liquidate its trading portfolio. Without these non-recurring items net income (loss) for the six months ended March 31, 1997 and 1996 would have been ($919,000) and $88,000.

The Company's operating revenues for the six months ended March 31, 1997, were $72,376,000 compared to $76,558,000 for the comparable period ending March 31, 1996. The $4,182,000 six month decrease in this year's revenues was attributable to ChemWay $9,938,000; and EDCO Environmental $643,000, and an increase in Petroleum Marketing of $6,105,000; Convenience Stores $294,000. The Company's gross profit for the six months ended March 31, 1997 was $9,058,000 (12.5%) compared to $9,241,000 (12.1%) for the comparable six months ended March 31, 1997. Operating expenses were $9,940,000 and $8,828,000 for the six months ended March 31, 1997 and 1996, a $1,112,000 increase. The increase was attributable to ChemWay where expenses increased $364,000, Petroleum Marketing of $160,000; Convenience Stores $620,000 and a decrease in Edco Environmental of ($32,000).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                              PETROLEUM MARKETING

The Petroleum Marketing segment sales were $48,082,000 for the six months ended March 31, 1997 compared to $41,977,000 in 1996, a $6,105,000 (14.5%) increase.
Fuel sales gallonage increased to 42,309,000 gallons compared to 41,672,000 in 1996; a 637,000 gallon increase. Gross profits for the six month period ended March 31, 1997 and 1996 respectively were $3,907,000 and $3,855,000. Gross profit margins decreased to 8.1 percent compared to 9.2 percent in 1996. Management attributes the decrease in margins to higher average selling prices per gallon of fuel of $1.08 in 1997 compared to $.94 in 1996 while the cents per gallon profit was $.071 and $.068, respectively. This and lower margins on other petroleum products contributed to a 1.1 percent decline in gross profit margins. Operating expenses increased to $4,103,000 compared to $3,943,000 in 1997. Operating expenses were 8.5 percent of revenues in 1997 and 9.4 percent in 1996. Management attributes the $160,000 increase to employment expenses $42,000; transportation $59,000; depreciation $195,000 and decreases in repairs to buildings and fuel dispensing equipment of $(69,000); and general administrative expenses of ($67,000). ESI, the parent company, is included in the Petroleum Marketing results. Operating loss increased to ($196,000) for the six month period ended March 31, 1997 compared to ($88,000) for the comparable six month period in 1996.

                               CONVENIENCE STORES

The Convenience Store segment sales were $19,082,000 for the six month period ended March 31, 1997 compared to $18,788,000 for the comparable six month period in 1996. Fuel sales increased to $11,295,000 for 1997 compared to $10,915,000 for 1996, a $380,000 increase. Fuel sales gallonage increased to 9,893,000 for the six month period ended March 31, 1997 compared to 9,762,000 for the comparable six month period in 1996. Merchandise sales decreased to $7,198,000 compared to $7,535,000 and other income increased to $589,000 compared to $338,000 for the comparable six month period in 1996. Management attributes the $294,000 increase to Fuel Sales $380,000; Other Income $251,000 and a decrease in merchandise sales of $337,000. Gross profit for the six month period ended March 31, 1997 and 1996 was $3,930,000 and $3,673,000 respectively. Management attributes the $257,000 increase mainly to other income of $251,000 and a ($6,000) decrease in merchandise gross profits created by competitive pricing. Gross profit margins increased to 20.4 percent for the six month period ended March 31, 1997 compared to 19.5 percent for 1996. Gross profit margins on fuel sales increased to 10.2 percent compared to 10.0 percent; merchandise margins increased to 30.3 percent compared to 29.8 percent for 1996. Operating expenses increased to $4,195,000 for the six month period ended March 31, 1997 compared to $3,572,000 for the comparable six month period in 1996. Operating income(loss) decreased to ($265,000) for 1997 compared to $101,000 in 1996. Management attributes the decrease to increased expenses of $623,000 which offset margin improvements of $257,000.

                                     CHEMWAY

ChemWay sales were $4,518,000 for the six months ended March 31, 1997 compared to $14,456,000 for the comparable six month period ended March 31, 1996; a $9,938,000 (68.7%) decrease. The decline was caused by the aerosol production line being out of service from November through January for complete refurbishing and a decrease in automotive aftermarket refrigerant sales.

Gross profit for 1997 and 1996 was $734,000 and $1,429,000 respectively. Gross profit margins increase to 16.2 percent compared to 9.9 percent in 1996. Operating expenses increased $364,000 in 1997 compared to 1996. Increases in operating expenses were mainly centered in employment expense $156,000; transportation $45,000; facility and equipment maintenance $9,000; depreciation $31,000; and general and administrative expenses of $123,000, mainly attributable to insurance, taxes and computer systems. Operating income (loss) was ($484,000) compared to $577,000 in 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $694,000 for the six month period ended March 31, 1997 compared to $1,337,000 for the comparable six month period in 1996; a $643,000 (48.1%) decrease. Gross profit for 1997 and 1996 was $488,000 and
$284,000, respectively. Gross profit margins increased to 70.3 percent compared to 21.2 percent in 1996. Management attributes the increase in margins mainly to change in its business plan began in August 1996 to concentrate solely on environmental remediation which produces high margins and discontinue additional equipment sales and construction projects which were characterized by low margins due to intense competition. Operating expenses decreased $32,000 in 1997 compared to 1996. Decreases in operating expenses were mainly attributable to employment ($73,000); transportation ($20,000) and increases in facility and equipment maintenance $6,000; general and administrative $38,000 and depreciation of $17,000. Operating income (loss) was $59,000 compared to ($177,000) in 1996.

                         CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $3,009,000 compared to $4,392,000 for September 30, 1996. Working capital was $8,490,000 as of March 31, 1997, a decrease from $9,002,000 as of September 30, 1996. The decrease in working capital was largely attributable to a $1,467,000 decrease in our marketable securities and a $650,000 reduction in the current portion of long term debt.

Cash provided from operations was $808,000 as of March 31, 1997 compared to $3,000,000 for the same period ending March 31, 1996.

ESI's current ratio, the ratio of current assets to current liability, was 1.87 as of March 31, 1997 and 1.93 as of September 30, 1996.

ESI utilized proceeds from its $7,200,000 line of credit up to a maximum of $5,260,000 in 1997 to fund operations. As of March 31, 1997, ESI had $1,940,000 available in unused lines of credit. The Company's credit facilities of $6,900,000 with one financial institution will expire in August 1999 and a 300,000 line of credit with another financial institution expires in March 1998.

The Company anticipates that existing sources of liquidity and cash flow from operations will be sufficient to satisfy continued operations; however, additional sources of capital may be required to finance acquisitions.

                          PART II.  OTHER INFORMATION

                        EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX

       Exhibits              Sequential Page Number
       --------              ----------------------
         10.1                         None

B. REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              EVANS SYSTEMS, INC.
                              (REGISTRANT)

Date: May 15, 1997            By: /s/ CHARLES N. WAY
                              Charles N. Way
                              Vice President and Chief Financial Officer
                              And authorized to sign on behalf of the Registrant

                              By: /s/DENIS J. WALDRON
                              Denis J. Waldron
                              Corporate Controller
                              And authorized to sign on behalf of the Registrant