Form 10-Q
period 1997-06-30
EVANS SYSTEMS INC
filed 1997-08-14
CIK 904901

As filed with the Securities and Exchange Commission on August 14,  1997

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

                           (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarter ended JUNE 30, 1997

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

     Shares or shares held by subsidiaries of the registrant at August 13, 1997:
     3,090,939

                               EVANS SYSTEMS, INC.

                                      INDEX



                 PART I.  FINANCIAL INFORMATION


Financial Statements (Unaudited)                      Page Number

  Condensed Consolidated Balance Sheet
  June 30, 1997 and September 30, 1996                          3


  Condensed Consolidated Statement of Income
  Three Months and Nine Months Ended June 30, 1997 and 1996     4


  Condensed Consolidated Statement of Cash Flows
  Nine Months Ended June 30, 1997 and 1996                      5

  Notes to the Condensed Consolidated Financial Statements      6

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                     8

                  PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K

  A.  Exhibits Index                                           14

  B.  Reports on Form 8-K                                      14

Signature                                                      14

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                    JUNE 30,        SEPTEMBER 30,
                                                                                                   ------------------------------
                                                                                                     1997               1996
                                                                                                   --------           --------
                   ASSETS                                                                       (in thousands)      (in thousands)
Current Assets:
   Cash and cash equivalents .......................................................               $  2,397           $  2,793
   Marketable equity securities ....................................................                     16              1,599
   Trade receivables, net of allowance for
     of $50,000 and $50,000 ........................................................                  5,874              5,160
   Inventory .......................................................................                  9,804              8,182
   Prepaid expenses and other current assets .......................................                  1,241                955
   Income taxes receivable .........................................................                    964                 37
                                                                                                   --------           --------
          Total current assets .....................................................                 20,296             18,726
                                                                                                   --------           --------
Property, plant and equipment, net .................................................                 21,261             20,848
                                                                                                   --------           --------
Other assets:
   Intangible assets, net
   Other ...........................................................................                  1,162              1,499
                                                                                                   --------           --------
          Total other assets .......................................................                  1,162              1,499
                                                                                                   --------           --------
          Total assets .............................................................               $ 42,719           $ 41,073
                                                                                                   ========           ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...........................................               $  8,990           $  6,051
   Accrued excise and other taxes payable ..........................................                  2,012              1,511
   Current portion of long-term debt ...............................................                  2,700              2,145
   Deferred income taxes ...........................................................                     38                 17
                                                                                                   --------           --------
          Total current liabilities ................................................                 13,740              9,724
Long-term debt .....................................................................                  9,157             10,400
Deferred income taxes ..............................................................                  1,201              1,201
Deferred income ....................................................................                     76                  0
                                                                                                   --------           --------
          Total liabilities ........................................................               $ 24,174             21,325
                                                                                                   --------           --------
Commitments and contingencies
Stockholders' equity:
   Preferred Stock $0.01 Par Value, 1,500,000 shares ...............................                      0                  0
      authorized, 0 share issued and outstanding
Additional paid in capital .........................................................                 12,297             12,133
   Retained earnings ...............................................................                  6,650              8,393
   Net unrealized loss on marketable equity securities .............................                      0               (375)
   Treasury stock, 69,133 common shares at cost ....................................                   (434)              (434)
                                                                                                   --------           --------
          Total stockholders' equity ...............................................                 18,545             19,748
                                                                                                   --------           --------
          Total liabilities and stockholders' equity ...............................               $ 42,719           $ 41,073
                                                                                                   ========           ========

                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,
                                                                          ------------------------        --------------------------
                                                                            1997            1996            1997             1996
                                                                          --------        --------        ---------        ---------
                                                                            (in thousands, except per share amounts)
Revenue:
Refined product sales ............................................         29,926        $ 30,072           88,427        $  82,182
      Other sales and services ...................................          8,210          13,402           22,085           37,850
                                                                         --------        --------        ---------        ---------
                Total revenue ....................................         38,136          43,474          110,512          120,032
Cost of sales: ...................................................         33,505          36,566           96,823          103,883
                                                                         --------        --------        ---------        ---------
Gross profit: ....................................................          4,631           6,908           13,689           16,149

Operating expenses:
      Employment expenses ........................................          2,474           2,753            7,547            7,382
      Other operating expenses ...................................          1,118           1,056            3,239            3,073
      General & administrative expenses ..........................          1,055             927            2,866            2,503
   Depreciation and amortization .................................            578             344            1,513              950
                                                                         --------        --------        ---------        ---------
                Total operating expenses .........................          5,225           5,080           15,165           13,908
                                                                         --------        --------        ---------        ---------
Operating income (loss) ..........................................           (594)          1,828           (1,476)           2,241

Other income/expense
      Interest expense ...........................................           (277)           (220)            (822)            (706)
      Other income net ...........................................             58              85             (372)             267
                                                                         --------        --------        ---------        ---------
Income/(Loss)  before provision for income taxes .................           (813)          1,693           (2,670)           1,802

Provision for income taxes: ......................................            280            (596)             929             (617)
                                                                         --------        --------        ---------        ---------
Net income (loss) ................................................       $   (533)       $  1,097        $  (1,741)       $   1,185
                                                                         ========        ========        =========        =========
Earnings (Loss) per share ........................................       $  (0.17)       $   0.37        $   (0.56)       $    0.40

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            EVANS  SYSTEMS,  INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                     ------------------
                                                                       1997      1996
                                                                     -------    -------
                                                            (in thousands)     (in thousands)
Cash flows from operating activities:
     Net income ..................................................   ($1,741)   $ 1,185
     Non-cash adjustments:
  Depreciation and amortization ..................................     1,513        950
  Gain on sale of assets .........................................       (43)       --
  Loss on reclassification of securities .........................       375        --
  Changes in:
      Current assets .............................................    (1,966)      (838)
      Current liabilities ........................................     4,016      2,904
  Other, net .....................................................      --           37
                                                                     -------    -------
     Net cash provided by operating activities ...................     2,154      4,238
                                                                     -------    -------
Cash flows from investing activities:
     Capital expenditures ........................................    (1,881)    (3,034)
          Purchase of Treasury  Stock
     Other, net ..................................................       337       (215)
                                                                     -------    -------
      Net cash used by investing activities ......................    (1,544)    (3,249)
                                                                     -------    -------
Cash flows from financing activities:
     Notes payable, net ..........................................    (1,242)      (307)
     Deferred income .............................................        71        --
     Issuance of Common Stock ....................................       165        --
                                                                     -------    -------
     Net cash provided (used) by
          Financing activities ...................................    (1,006)      (307)
                                                                     -------    -------
Net increase/(decrease) in cash ..................................      (396)       682
Cash and cash equivalents, beginning of period ...................     2,793      3,544
                                                                     -------    -------
Cash and cash equivalents, end of period .........................     2,397    $ 4,226
                                                                     =======    =======

      SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1996. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997.

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

NOTE D --  INVENTORIES

Inventories consist of the following:

                                           JUNE 30, 1997    SEPTEMBER 30, 1996
                                           -------------    ------------------
PETROLEUM MARKETING
     Refined Petroleum Products ............     2,808             3,197
      Non-Petroleum Products ...............       628               638
CONVENIENCE STORES
    Refined Petroleum Products .............       541               492
     Non-Petroleum Products ................     1,446             1,049

CHEMWAY
    Aerosol Chemical Products
    Liquid Automotive Products .............     3,409             2,257
                                                   607               412
EDCO ENVIRONMENTAL
     Environmental Remediation Products ....       365               137

TOTAL INVENTORIES ..........................     9,804             8,182


NOTE E --  EARNINGS (LOSS)  PER SHARE

Earnings (loss) per common and common equivalent share for the quarters ended June 30, 1997 and 1996 were computed using 3,090,939 and 2,865,204 weighted average common shares outstanding plus 8,169 and 82,212 weighted average shares of common stock equivalents, respectively. Earnings per common and common equivalent shares for the nine months ended June 30, 1997 and 1996 were computed using 3,069,291 and 2,865,116 common shares outstanding plus 24,716 and 64,132 weighted average shares of common stock equivalents, respectively.

Common stock equivalents are based on the assumed issuance of common stock for dilutive options and warrants net of assumed repurchase of common shares based upon the treasury stock method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

The following table reflects the operating results of the Company's business segments for the Three Months ended June 30, 1997 and 1996.

                                          THREE MONTHS        THREE MONTHS
                                              ENDED               ENDED
                                           JUNE 30, 1997       JUNE 30, 1996
                                              --------           --------
                                                     (in thousands)
PETROLEUM MARKETING(1)
Revenue ............................          $ 24,593           $ 24,057
Operating Income (Loss) ............              (201)               389

CONVENIENCE STORES
Revenue ............................            10,056             10,813
Operating Income (Loss) ............               (65)               232

CHEMWAY
Revenue ............................             3,263              8,063
Operating Income (Loss) ............              (320)             1,364

EDCO ENVIRONMENTAL
Revenue ............................               224                541
Operating  (Loss) ..................                (8)              (157)

TOTAL
Revenue ............................          $ 38,136           $ 43,474
Operating Income (Loss) ............              (594)             1,828


(1)  Includes the Parent Company

The Company's (ESI's) after-tax income (loss) for the Three Months ended June 30, 1997 and 1996 respectively were ($533,000) and $1,097,000. Operating revenues for the Three Months ended June 30, 1997 were $38,136,000 compared to $43,474,000 for the comparable period ending June 30, 1996. The $5,338,000 (12.3%) three month decrease in this year's revenues was attributable to decreases in ChemWay $4,800,000; EDCO Environmental $317,000; Convenience Stores $757,000 and an increase in Petroleum Marketing of $536,000. ESI's gross profits for the Three Months ended June 30, 1997 were $4,631,000 (12.1%) compared to $6,908,000 (15.9%) for the comparable Three Months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Operating expenses increased to $5,225,000 in 1997 compared to $5,080,000 in 1996. Operating expenses increased $145,000 in 1997. The increase was mainly attributable to increased depreciation.

                           PETROLEUM MARKETING

The Petroleum Marketing segment sales were $24,593,000 in 1997 compared to
$24,057,000 in 1996, a $536,000 (2.2%) increase.   Fuel sales gallonage
increased to 23,294,000 gallons compared to 20,977,000 in 1996, a 2,317,000
(11.0%) increase.   The increase in gallons was mainly in commercial,
industrial and wholesale sales at low margins. Gross profits for 1997 and 1996 were $1,988,000 and $2,469,000, respectively. Gross profit margins decreased to 8.1 percent compared to 10.3 percent in 1996. Operating expenses increased $109,000 in 1997. The increase was mainly attributable to general and administrative $64,000; depreciation $150,000 and decreases in employment $33,000; transportation $49,000; and facility and equipment maintenance of $23,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) was $(201,000) compared to $389,000 in 1996.

                         CONVENIENCE STORES

The Convenience Store segment sales were $10,056,000 in 1997 compared to $10,813,000 in 1996; a $757,000 decrease. Fuel sales decreased to $5,679,000 in 1997 compared to $6,381,000. Fuel sales gallonage decreased to 4,715,000 gallons compared to 5,034,000 in 1996; a 319,000 (6.3%) decrease. Merchandise sales increased to $4,411,000 in 1997 compared to $4,264,000 and other income was a loss of $(34,000) compared to $168,000 in profit. The company currently operates 34 locations compared to 43 locations in 1996. Gross profit for 1997 and 1996 was $2,057,000 and $2,260,000 respectively, a $203,000 (9%) decrease. Gross profit margins decreased to 20.5% in 1997 compared to 20.9% in 1996. Operating expenses increased $95,000 in 1997 mainly in depreciation, insurance and taxes. Operating income (loss) was ($65,000) compared to $232,000 in 1996.

                                     CHEMWAY

ChemWay sales were $3,263,000 in 1997 compared to $8,063,000 in 1996; a $4,800,000 (59.5%) decrease. Gross profit for three months was $416,000 and $2,065,000 respectively. Gross profit margins decreased to 12.7 percent compared to 25.6 percent in 1996. A major contributing factor to the decrease in revenues and margins was attributable to the absence of R-12 sales in this quarter compared to high demand and margins on this product in the same quarter of 1996. Operating expenses increased $35,000 in 1997 compared to 1996. The $35,000 increase was mainly attributable to transportation $2,000; facility and equipment maintenance $25,000; depreciation $22,000; general and administrative expenses $65,000 and a decrease in employment expenses of $79,000. Operating income(loss) for the quarter ended June 30, 1997 and 1996 respectively was $(320,000) and $1,364,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                              EDCO ENVIRONMENTAL

EDCO Environmental sales were $224,000 compared to $541,000 in 1996. Gross profit for three months was $169,000 and $115,000 respectively. Gross profit margins increased to 75.6 percent compared to 21.3 percent in 1996. Management attributes the increase in margins mainly to a change in its business plan. From August 1996 EDCO has concentrated solely on environmental remediation which produces higher margins and discontinued equipment sales and construction projects which were characterized by lower margins. Operating expenses decreased $95,000 in 1997 compared to 1996. The $95,000 decrease was mainly attributable to employee costs of $63,000; transportation and equipment costs $15,000; equipment maintenance $22,000 and increases in depreciation $4,000 and general and administrative expenses of $1,000. Operating (loss) for the quarters ended June 30, 1997 and 1996 respectively were ($8,000) and ($157,000).


               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

NINE MONTHS ENDED JUNE 30, 1997 AND 1996

The following table reflects the operating results of the Company's business segments for the nine months ended June 30, 1997 and 1996.


                                                Nine  Months         Nine Months
                                                    Ended               Ended
                                                JUNE 30, 1997      JUNE 30, 1996
                                                   ---------          ---------
                                                          (in thousands)
   PETROLEUM MARKETING(1)
   Revenue ...............................         $  72,675          $  66,034
   Operating Income (Loss) ...............              (397)               300

   CONVENIENCE STORES
   Revenue ...............................            29,138             29,601
   Operating Income ......................              (328)               334

   CHEMWAY
   Revenue ...............................             7,781             22,519
   Operating Income (Loss) ...............              (802)             1,941


   EDCO ENVIRONMENTAL
   Revenue ...............................               918              1,878
   Operating Income (Loss) ...............                51               (334)

   TOTAL
   Revenue ...............................         $ 110,512          $ 120,032
   Operating Income (Loss) ...............            (1,476)             2,241

(1) Includes the Parent Company

The Company's operating revenues for the nine months ended June 30, 1997, were $110,512,000 compared to $120,032,000 for the comparable period ending June 30, 1996. The $9,520,000 nine month decrease in this year's revenues was attributable to the following business segments: ChemWay $14,738,000; EDCO Environmental $960,000, Convenience Store revenues $463,000 and an increase in Petroleum Marketing of $6,641,000. The Company's gross profit for the nine months ended June 30, 1997 was $13,689,000 (12.4%) compared to $16,149,000
(13.5%) for the comparable nine months ended June 30, 1996. Operating expenses were $15,165,000 and $13,908,000 for the nine months ended June 30,
1997 and 1996, a $1,257,000 increase.   The increase was mainly attributable
to ChemWay $400,000; Petroleum Marketing $268,000; Convenience Stores $716,000 and a decrease in EDCO Environmental of $127,000. The Company's after-tax profit/(loss) for the nine months ended June 30, 1997 and 1996 respectively were ($1,741,000) and $1,185,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                           PETROLEUM MARKETING

The Petroleum Marketing segment sales were $72,675,000 for the nine months ended June 30, 1997 compared to $66,034,000 in 1996, a $6,641,000 increase. Fuel sales gallonage increased to 65,604,000 gallons compared to 62,649,000 in
1996; a 2,955,000 increase. The increase in gallons was mainly in commercial, industrial and wholesale sales at low margins. Gross profits for the nine month period ended June 30, 1997 and 1996 respectively were $5,895,000 and
$6,322,000.   Gross profit margins decreased to 8.1 percent compared to 9.6
percent in 1996.   Operating expenses increased to $6,291,000 compared to
$6,023,000 in 1996.  Operating expenses were 8.7 percent of revenues in 1997
and 9.1 percent in 1996.   Management attributes the $268,000 increase to
employment expenses $8,000; transportation $12,000; depreciation $344,000 and decreases in repairs to facilities and equipment $93,000 and general and administrative expenses of $3,000. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) was ($397,000) for the nine month period ended June 30, 1997 compared to $300,000 for the comparable nine month period in 1996.

                            CONVENIENCE STORES

The Convenience Store segment sales were $29,138,000 for the nine month period ended June 30, 1997 compared to $29,601,000 for the comparable nine month period in 1996. Fuel sales decreased to $16,929,000 for 1997 compared to $17,296,000 for 1996, a $367,000 decrease. Fuel sales gallonage decreased to 14,608,000 for the nine month period ended June 30, 1997 compared to 14,796,000 for the comparable nine month period in 1996. Merchandise sales decreased to $11,774,000 compared to $11,800,000 and other income decreased to $435,000 compared to $506,000 for the comparable nine month period in 1996. Gross profit for the nine month period ended June 30, 1997 and 1996 was $5,986,000 and $5,935,000 respectively. Gross profit margins increased to 20.5 percent for the nine month period ended June 30, 1997 compared to 20.0 percent for 1996. Operating expenses increased to $6,315,000 for the nine month period ended June 30, 1997 compared to $5,599,000 for the comparable nine month period in 1996. Operating income (loss) was $328,000 for 1997 compared to $334,000 in 1996.

                                 CHEMWAY

ChemWay sales were $7,781,000 for the nine months ended June 30, 1997 compared to $22,519,000 for the comparable nine month period ended June 30, 1996. The $14,738,000 (65.4%) decrease in revenue was mainly attributable to a decline in automotive aftermarket refrigerant sales in R-12 products, as well as loss of aerosol sales created by the aerosol production line being out of service from November through January for complete refurbishing during the first half of the fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Gross profit for 1997 and 1996 was $1,150,000 and $3,493,000 respectively. Gross profit margins decreased to 14.8 percent compared to 15.5 percent in 1996. Operating expenses increased $400,000 in 1997 compared to 1996. Increases in operating expenses were mainly attributable to employment expense $77,000; transportation $47,000; facility and equipment maintenance $34,000; depreciation $53,000; and general and administrative expenses of $189,000, mainly attributable to insurance, taxes and computer systems. Operating income(loss) was $(802,000) compared to $1,941,000 in 1996.

                            EDCO ENVIRONMENTAL

EDCO Environmental sales were $918,000 compared to $1,878,000 in 1996. Gross profit for the nine months was $657,000 and $399,000 respectively. Gross profit margins increased to 71.6 percent in 1997 compared to 21.3 percent in 1996. Management attributes the increase in margins mainly to a change in its business plan. From August 1996 EDCO has concentrated solely on environmental remediation which produces higher margins and discontinued equipment sales and construction projects which were characterized by lower margins. Operating expenses decreased $127,000 in 1997 compared to 1996. Decreases were mainly in employment expenses $136,000; transportation $35,000; maintenance $17,000; and increases in depreciation $21,000; and general and administrative expenses of $40,000. Operating income/(loss) for the nine months ended June 30, 1997 and 1996 respectively was $51,000 compared to ($334,000).

                     CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $2,413,000 as of June 30, 1997 compared to $2,793,000 for September 30, 1996. Working capital was $6,556,000 as of June 30, 1997, a decrease from $9,002,000 as of September 30, 1996. The decrease in working capital was largely attributable to a $2,939,000 increase in the trade payables.

Cash provided from operations was $2,154,000 as of June 30, 1997 compared to $4,238,000 for the same period ending June 30, 1996. Net cash flow for the year to date ending June 30, 1997 is $(396,000) compared to $682,000 for the year to date ending June 30, 1996.

ESI's current ratio, the ratio of current assets to current liability, was 1.48 as of June 30, 1997 and 1.92 as of September 30, 1996.

ESI utilized proceeds from its $7,000,000 line of credit up to a maximum of $5,344,000 in 1997 to fund operations. As of June 30, 1997, ESI had $1,856,000 available in unused lines of credit. The Company's credit facilities with one financial institution in the amount of $6,700,000 was increased to $10,200,000 on August 4, 1997 and will expire on August 1999 and a $300,000 line of credit with another financial institution expires in March 1998. The company's current total line of credit is $10,500,000.

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


                                  EVANS SYSTEMS, INC.

                                  (REGISTRANT)

Date: August 13, 1997          By: Charles N. Way
                                   Vice President and Chief Financial Officer
                                   And authorized to sign on behalf of the
                                   Registrant


                               By: Denis J. Waldron
                                   Corporate Controller
                                   And authorized to sign on behalf of the
                                   Registrant