Form 10-Q/A
period 1997-06-30
EVANS SYSTEMS INC
filed 1997-09-05
CIK 904901

As filed with the Securities and Exchange Commission on September 5, 1997

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q\A

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

Yes [X]     No [ ]

     Number of shares of common stock of registrant outstanding exclusive of Treasury Shares or shares held by subsidiaries of the registrant at August 13, 1997: 3,090,939

                         PART I. FINANCIAL INFORMATION
                              EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                          June 30,     September 30,
                                                            1997            1996
                                                        -------------  --------------
             ASSETS                                    (in thousands)  (in thousands)
Current Assets:
   Cash and cash equivalents ...........................   $  2,397      $  2,793
   Marketable equity securities ........................         16         1,599
   Trade receivables, net of allowance for
    of $50,000 and $50,000 .............................      5,874         5,160
   Inventory ...........................................      9,804         8,182
   Prepaid expenses and other current assets ...........      1,241           955
   Income taxes receivable .............................        964            37
                                                           --------      --------
          Total current assets .........................     20,296        18,726
                                                           --------      --------
Property, plant and equipment, net .....................     21,261        20,848
                                                           --------      --------
Other assets:
   Intangible assets, net
   Other ...............................................      1,162         1,499
                                                           --------      --------
          Total other assets ...........................      1,162         1,499
                                                           --------      --------
          Total assets .................................   $ 42,719      $ 41,073
                                                           ========      ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............   $  8,990      $  6,051
   Accrued excise and other taxes payable ..............      2,012         1,511
   Current portion of long-term debt ...................      2,700         2,145
   Deferred income taxes ...............................         38            17
                                                           --------      --------
          Total current liabilities ....................     13,740         9,724
Long-term debt .........................................      9,157        10,400
Deferred income taxes ..................................      1,201         1,201
Deferred income ........................................         76             0
                                                           --------      --------
          Total liabilities ............................     24,174        21,325
                                                           --------      --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock $0.01 par value, 1,500,000 shares
      authorized, No shares issued and outstanding .....       --            --
   Common stock $0.01 par value, 15,000,000 shares
      authorized, 3,163,528 and 3,105,590 shares issued          32            31
   Additional paid in capital ..........................     12,297        12,133
   Retained earnings ...................................      6,650         8,393
   Net unrealized loss on marketable equity securities .       --            (375)
   Treasury stock, 72,589 common shares at cost ........       (434)         (434)
                                                           --------      --------
          Total stockholders' equity ...................     18,545        19,748
                                                           --------      --------
          Total liabilities and stockholders' equity ...   $ 42,719      $ 41,073
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

                                    EVANS SYSTEMS, INC.

                                       (REGISTRANT)

Date: September 5, 1997             By: /s/ LARRY N. MILLER
                                    Larry N. Miller
                                    Chief Financial Officer
                                    And authorized to sign on behalf of the
                                    Registrant

                                    By: /s/ DENIS J. WALDRON
                                    Denis J. Waldron
                                    Corporate Controller
                                    And authorized to sign on behalf of the
                                    Registrant