Form 10-K405
period 1997-09-30
EVANS SYSTEMS INC
filed 1997-12-29
CIK 904901

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On December 23, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $1,862,538.

On December 23, 1997, there were 3,163,573 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

                                     PART I

ITEM 1.  BUSINESS

Evans Systems, Inc. (ESI) is a vertically integrated, growth-oriented company engaged in:

o     Petroleum Marketing;

o     Convenience store operations;

o     The packaging and marketing of automotive after-market chemical products;
      and

o     Environmental remediation services.

History

The company began in 1968 with a single gas station in Bay City, Texas, emphasizing service and careful attention to customers' preferences and needs. The Company has expanded since then to 176 stations and 33 convenience stores throughout Southeast Texas and Louisiana.

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

In mid 1995, the Company began reviewing its operating structure. The results were approved by the Board of Directors on December 18, 1995, included the realignment of its Way Segment into two segments, Petroleum Marketing and Convenience Stores, to provide efficiency and accountability. The Company believes this realignment will also provide more meaningful reporting of operating results. In 1997 with the changing petroleum industry being driven by consolidation and lower margins, the Company put together a five year plan to sell marginal operations and focus on growth of its retail convenience store segment. (See Management's Discussion & Analysis)

The company had the following operating results during the past three years.

                                       YEAR ENDED     YEAR ENDED      YEAR ENDED
                                        SEPTEMBER      SEPTEMBER       SEPTEMBER
                                         30, 1997       30, 1996        30, 1995
                                       -----------    ----------      ----------
                                                 ---(In Thousands)---
PETROLEUM MARKETING[1]
Revenue ...........................     $  98,376      $  91,374      $  93,963
Operating Income (Loss) ...........        (1,369)           644            252

CONVENIENCE STORES
Revenue                                    38,300         39,602         39,538
Operating Income (Loss)                    (1,208)           171            245

CHEMWAY
Revenue ...........................        10,967         25,773         22,853
Operating Income (Loss) ...........        (1,831)         2,179            692

EDCO ENVIRONMENTAL
Revenue ...........................         1,320          2,031          1,841
Operating Income (Loss) ...........          (399)          (456)          (271)

TOTAL:
Revenue ...........................     $ 148,963      $ 158,780      $ 158,195
Operating Income (Loss) ...........        (4,807)         2,538            918

[1]   Includes the parent company.

PETROLEUM MARKETING

The following table sets forth the revenues of the Petroleum Marketing segment (in thousands):

                                                        FISCAL YEAR ENDED
                                                           SEPTEMBER 30
                                                 -------------------------------
                                                  1997        1996        1995
                                                 -------     -------     -------
Refined Petroleum Product Sales ............     $96,714     $89,717     $91,909
Non-Petroleum Product Sales ................       1,662       1,657       2,054
Total Sales ................................     $98,376     $91,374     $93,963

The Petroleum Marketing segment includes the sale of motor fuels, lubricants, tires and accessories items to commercial and industrial accounts, and the sale of motor fuels to the public through the following retail outlets:

       o 100 gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, and canopies and at certain locations provide tanks, at independently owned and operated convenience stores (the Company receives 40 percent or 50 percent of the gasoline margins, depending on who owns the underground equipment.)

       o 76 stations and convenience stores to which the Company provides major oil company brand names, credit cards, and signs, without further investment, and receives its customary markups on fuel deliveries.

The Company's business strategy for its Petroleum Marketing segment is (1) to continue upgrading its profitable facilities, including installation of automated tank monitoring equipment; (2) to increase sales volume through increased brand representation and by acquisition; (3) to market in a variety of local areas; and, (4) to expand in other markets.

CONVENIENCE STORE

The following table sets forth the revenues of the Convenience Store segment (in thousands):

                                               1997          1996          1995
                                             -------       -------       -------
Refined Petroleum Sales ..............       $22,525       $22,993       $23,667
Merchandise Sales ....................        15,089        15,996        15,466
Other Income .........................           686           613           405
                                             -------       -------       -------
Total Sales ..........................       $38,300       $39,602       $39,538

The Company operates 33 convenience stores with self-serve motor fuels and a variety of food and non-food merchandise. One company operated full service station without a convenience store is included in this segment. Other income is mainly lottery commissions and lease income. Convenience Stores business strategy is (1) to continue upgrading its facilities to meet modern images; (2) examine and reduce operating and overhead expenses to improve efficiency and financial position; (3) to increase sales and profits through the addition of Taco Bell(R) , Blimpie(R), Pizza Inn's(R) and Hardee's(R) franchises to its existing locations; (4) to lease or sell to others marginal locations maintaining fuel profits through contracts tied to leases; (5) to sell marginal stores; and (6) to provide a clean, friendly, and safe store with the merchandise customers desire.

CHEMWAY SYSTEMS

ChemWay blends and packages chemicals for the automotive aftermarket in aerosol and liquid containers, from 4 ounce containers to 55 gallon drums. The plant is located eight miles south of Bay City, Texas, on the Colorado River, in an industrial park on a 13 acre site. ChemWay also added a 55,000 square foot distribution facility in early 1997 to centralize the distribution of its products. Aerosol packaging constitutes the largest share of production, with the liquid line growing in proportion to general company growth. The major aerosol products are refrigerants packaged in 12 ounce high pressure cans and 30 pound disposable cylinders.

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

                                                       Diesel Conditioner
                                                       Gas Line Anti-Freeze
                                                       134-A Pag Oils
                                                       Fuel System Water Remover
                                                       TC-W3 2 Cycle Oil
                                                       10w30 Motor Oil
                                                       10w40 Motor Oil
                                                       Mercron III/ Mercron A.T.F.
                                                       Engine Oil Treatment
                                                       Engine Oil Stop Leak
                                                       Engine Oil No Smoke
                                                       Automatic Transmission Stop Leak
                                                       B.F. Dot 5 with Silicone
                                                       P.S.F. Stop Leak
                                                       P.S.F. for Honda Cars
                                                       Manual Clutch Fluid
                                                       Gas Tank Treatment with ISD

ChemWay is also involved in reclamation of refrigerants, which the company believes will enhance its position relative to regulatory limits on the production of refrigerants. With the implementation of the high speed fill-line, ChemWay is now positioned to target high volume contract packaging with automotive aftermarket products of third parties.

EDCO ENVIRONMENTAL SYSTEMS, INC.

EDCO Environmental currently focuses on the following:

      o     Underground Storage Tank (UST) Removal

      o     UST Regulator Upgrades

      o     Site Assessments for Regulatory Agencies

      o     UST Repairs and Maintenance

      o     Site Clean Up Reimbursement

EDCO Environmental has provided environmental remediation services to one hundred customers ranging from gasoline stations, convenience stores, and other small local enterprises, to public utilities, banks, major oil companies, large industrial corporations, and a variety of governmental institutions and enterprises. Environmental protection work has been largely government mandated. In the mid 1980s, the Environmental Protection Agency (EPA) initiated a program for the management of Underground Storage Tanks (UST's) throughout the country.

The EPA has recently required Stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new automobiles. This decision will affect retail gasoline facilities in the cities and surrounding counties of Houston, Galveston, Dallas/Fort Worth, El Paso and Port Arthur/Beaumont. The EPA phase-in of UST improvement deadlines is December,

1998.

A number of states have established remediation funds to assist owners/operators in clean-up activities. In Texas, this was done through the Groundwater Protection Act approved by the Texas Legislature effective September 1, 1989. The Act, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a fee assessed on motor fuel sold in the state. Financing programs secured by assignments of rights to TNRCC reimbursements can be obtained for leaking petroleum storage tank sites impacted by releases from UST's. For locations where contamination already exists, the UST owner/operator must comply with TNRCC clean-up regulations or risk fines up to $10,000 per day and disqualification from the benefits and funding of the Groundwater Protection Act.

The Texas Natural Resource Conservation Commission is continuing to provide reimbursements for clean-up of contaminated locations.

EMPLOYEE RELATIONS

The Company employs 486 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs, or strikes, and is not engaged in any litigation with regards to employment rights and practices or other social or civil rights. On July 1, 1997 the Company implemented an employee directed 401K plan.

Management considers its employee relations to be satisfactory.

COMPETITION

All of the Company's business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's Petroleum Marketing division also competes with integrated oil companies which, in some cases, own or control a majority of their Petroleum Marketing facilities. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

The Company, however, is one of the leading independent suppliers of refined petroleum products within a 250 mile radius surrounding Houston, Texas and Southwest Louisiana. Being a multi-brand distributor gives the Company a competitive advantage of flexibility in placing the proper brand for the location. The Company sells to the smaller retail consumer and to the high volume industrial customer. The Company sells in excess of 100 million gallons per year, which places it in the top 1% of all independent marketers of refined petroleum products in the United States. The Company markets approximately 20% of its volume to the greater Houston metropolitan area where major oil companies are the primary existing competitors. On occasion, the major oil companies cut prices to increase their market position.

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

The convenience store industry is highly competitive, fragmented, and regionalized. It is characterized by a few large companies and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's primary competitors include Diamond Shamrock, RaceTrac, Thomas Petroleum, and E-Z Mart. The Company also competes with other convenience stores, small supermarkets, grocery stores, and major and independent gasoline distributors who have converted units to convenience stores.

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

ITEM 2.  PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns twenty-four (24) convenience stores with gasoline installations in Texas and Louisiana, and rents or leases another thirty-nine (32) convenience stores under varying terms.

The Company's general offices are located in a 10,300 square foot, free-standing building located on a 15-acre tract with 400 feet of frontage along Highway 60 North in Bay City, Texas. EDCO Environmental's facilities include a 19,200 square foot shop, fabrication, and maintenance building adjacent to the administration building.

Additional office and administrative operations (5,985 square feet) and 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, are located on 3 acres of land approximately 1/2 mile north of the general offices on Highway 60. Bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks, are located adjacent to the warehouses.

ChemWay's offices, together with 29,680 square feet of manufacturing and warehouse space, are located adjacent to the offices and petroleum terminal of Way Energy, situated on a 13-acre tract leased from the Port of Bay City for an annual rental of $1,293. ChemWay also owns a 55,000 square foot finished goods warehouse in Bay City, Texas. Way Energy has a warehouse, dock, and fuel tanks with 110,000 barrel storage capacity as well as loading and unloading facilities on the premises leased from the Port of Bay City. The Company also owns an unimproved tract of approximately 333 feet of dock frontage located along navigable waters suitable for future intercoastal and intracoastal shipment of Company products.

ChemWay has two (2) additional sites. One site has office and warehouse space (6,650 sq. ft.) situated on 1.3 acres of land with 195 feet of frontage on Highway 60. The other site is a 55,000 sq. ft. warehouse and office building located on 3.2 acres in a residential/industrial section of the City of Bay City.

ITEM 3.  LEGAL PROCEEDINGS

During fiscal 1997, the Company was a defendant in the following:

1. No. 44,136; JAMES TODACK AND KATRINA A. CRONE V. EVANS SYSTEMS, INC., Probate and County Court, Galveston County, Texas.

         This case was filed May 21, 1997 over an alleged breach of contract and accounting over the purchase of assets by Evans Systems, Inc. from Todack, Crone and others on July 25, 1995. Currently the Court has taken under advisement our request for change of venue to Matagorda County, Texas. Upon that decision, Evans Systems, Inc. will file defenses of lack of consideration, and breach of contract. No formal monetary demand has been made at this time.

2. No. 97-2924; AIR REFRIGERANTS, L.L.C. V. REFRIGERANT GASES INC.; In the U.S. District Court, E.E. Louisiana. COMPANY.

         This case was filed by Air Refrigerants to collect on its contract with Refrigerant Gases (RGI) and RGI has counterclaimed against Air Refrigerants for alleged breach of contract and has threatened to take legal action to attempt to terminate ChemWay Systems, Inc.'s distribution and marketing agreement with Air Refrigerants. Although RGI has named ChemWay Systems, Inc. in its counterclaim, it has chosen not to serve ChemWay Systems, Inc. nor have they asked for legal or equitable relief against ChemWay Systems, Inc. It is management's decision that based on the available facts and law, it will vigorously defend any attempts by RGI in this matter.

3. No. 95-6-11, 567; COUNTY OF VICTORIA, ET. AL. VS. DIAMOND MINI-MART, INC., A TEXAS CORPORATION D/B/A KINCER FOOD STORE #8; in the 135th Judicial District Court of Victoria County, Texas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

STOCK INFORMATION

Traded On the National Market System -- NASDAQ Symbol "EVSI." Common Stock, $.01 par value 3,163,573 shares outstanding at the close of business on December 24, 1997. Number of stockholders: approximately 1,350. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

On January 20, 1997, the Company paid a 5% stock dividend to shareholders of record on December 31, 1996. In lieu of the issuance of fractional shares, $148.31 of cash was paid.

The high and low price range for the last two years, which has not been adjusted for the stock dividend noted above, is listed below:

DATES                                                         HIGH         LOW
--------------------------------------------------------------------------------
October 1, 1995 through December 31, 1995 ..............      6 3/16      3 1/2
January 1, 1996 through March 31, 1996 .................      5 5/8       3 3/16
April 1, 1996 through June 30, 1996 ....................      6 3/4       4 5/8
July 1, 1996 through September 30, 1996 ................      6 7/8       4 5/8
October 1, 1996 through December 31, 1996 ..............      6 0/0       4 1/32
January 1, 1997 through March 31, 1997 .................      5 3/4       3 7/8
April 1, 1997 through June 30, 1997 ....................      4 1/4       3 1/8
July 1, 1997 through September 30, 1997 ................      3 3/4       2 3/8

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                          YEAR ENDED SEPTEMBER 30
                                              ---------------------------------------------
INCOME STATEMENT DATA:                        1997       1996      1995      1994      1993
----------------------                        ----       ----      ----      ----      ----
                                       ----- Dollars in thousands, except per share data -----
Revenues ..............................  $ 148,963   $158,780  $158,195  $109,866  $105,338
Gross Profit ..........................     16,522     21,685    19,282    14,302    13,927
Operating Income (Loss) ...............     (4,807)     2,538       918     1,107     2,291
Net Income (Loss) .....................     (4,339)     1,119       335       740     1,308
Earnings (Loss) per share(1) ..........      (1.41)       .36       .11       .23       .67
Weighted average number of common and
common equivalent shares outstanding(1)      3,075      3,067     3,088     3,152     1,958

(1)  Adjusted for 5% stock dividend as discussed in Item 5.

                                             SEPTEMBER 30
                               ----------------------------------------
BALANCE SHEET DATA:            1997     1996     1995     1994     1993
-------------------            ----     ----     ----     ----     ----
                                      ---Dollars in thousands---

Current Assets ...........  $14,962  $18,726  $21,566  $18,250  $22,294
Current Liabilities ......   16,654    9,724   16,698   11,938   10,300
Current Ratio ............    .90:1   1.93:1   1.29:1   1.53:1   2.16:1
Total Assets .............   38,004   41,073   40,609   33,164   30,535
Long-term Debt ...........    5,401   10,400    4,663    2,168    1,913
Total Stockholders' Equity   15,949   19,748   18,534   18,327   18,218


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

                              RESULTS OF OPERATIONS

1997 VS 1996

The Company's (ESI's) after-tax profits (losses) for the years ended 1997 and 1996 respectively were ($4,339,000) and $1,119,000. Management attributes the after-tax profit decrease of $5,458,000 in 1997 over 1996 mainly to a decrease in revenues, gross profit margins and an increase in expenses. Included in these losses were the security trading loss of $497,000 and asset, inventory, and accounts receivable write-downs of approximately $818,000. ESI's revenues for 1997 decreased $9,817,000 (6.2%) to $148,963,000 compared to $158,780,000 in
1996. ChemWay's sales of R-12 decreased from $13,669,000 in 1996 to $1,400,000 in 1997. Fuel sales gallonage increased to 106,907,000 gallons compared to 105,357,000 in 1996; a 1,550,000 (1.5%) increase. ESI's gross profit for 1997 was $16,522,000 (11.1%) compared to $21,685,000 (13.7%) in 1996. Management attributes the decline in profit margins to competitive pricing in Petroleum Marketing, ChemWay, and EDCO Environmental and to the decline of ChemWay's R-12 sales.

Operating expenses in 1997 increased to $21,329,000 compared to $19,147,000 in 1996. Operating expenses were 14.3% of revenues in 1997, and 12.1% in 1996. Management attributes the increase in expenses primarily to Petroleum Marketing and Convenience Stores and, to a lesser extent, increases in the other business segments. (Refer to the discussion of each business segment for additional detail in this section).

                              PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $98,376,000 in 1997 compared to $91,374,000 in 1996, a $7,002,000 (7.7%) increase. Fuel sales gallonage increased to 88,448,000 gallons compared to 85,845,000 in 1996, a 2,603,000
(3.0%) increase. Gross profits for 1997 and 1996 were $7,676,000 and $8,810,000 respectively. Gross profit margins decreased to 7.8% compared to 9.6% in 1996. Operating expenses increased $879,000 in 1997. Operating expenses were 9.1% of revenues in 1997, and 8.9% in 1996 primarily due to the transfer of EDCO Environmental's service department into Petroleum Marketing and the related increase in employment expenses, a $111,000 increase in allowance for doubtful accounts in general and administrative expenses and a $100,000 write-down in software costs. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) decreased to ($1,369,000) compared to $644,000 in 1996.

                               CONVENIENCE STORES

The Convenience Store segment had sales of $38,300,000 in 1997 compared to $39,602,000 in 1996; a $1,302,000 (3.3%) decrease. Fuel sales decreased to
$22,525,000 in 1997 compared to $22,993,000 in 1996; a $468,000 (2.0%) decrease.
Fuel sales gallonage decreased to 18,459,000 gallons compared to 19,512,000 in 1996; a 1,053,000 (5.4%) decrease. Merchandise sales decreased to $15,089,000 in 1997 compared to $15,996,000 and other income increased to $686,000 compared to $613,000. Management attributes the declines to operating 6 fewer stores for part of 1997. Gross profit margins decreased to 19.3% in 1997 compared to 20.0% in 1996. Gross profit margins on fuel sales decreased to 9.4% compared to 10.6%; merchandise margins decreased to 30.4% compared to 30.6% in 1996.

Operating expenses increased $837,000 in 1997. Operating expenses were 22.5% of revenues in 1997 and 19.6% in 1996. Increases in operating expenses were centered in employment $202,000, other operating $407,000, and general administration $113,000. Operating income (loss) decreased to ($1,208,000) compared to $171,000 in 1996.

                                     CHEMWAY

ChemWay had sales of $10,967,000 in 1997 compared to $25,773,000 in 1996; a $14,806,000 (57.4%) decrease. The decrease was mainly attributable to a decrease in R-12 sales of $12,269,000. Gross profit for 1997 and 1996 was $1,078,000 and $4,422,000, respectively. Gross profit margins declined to 9.8% in 1997 compared to 17.2% in 1996. Management attributes the decline in gross profit margins to the loss of sales of R-12. Operating expenses increased $667,000 in 1997 compared to 1996. Included in these increases were asset, inventory, and accounts receivable write-downs of approximately $398,000. Operating income
(loss) decreased to ($1,831,000) compared to $2,179,000 in 1996.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $1,320,000 in 1997 compared to $2,031,000 in 1996; a $711,000 (35.0%) decrease. Gross profit for 1997 and 1996 was $366,000 and $510,000 respectively. Gross profit margins increased to 27.7% compared to 25.1% in 1996. Operating expenses decreased $201,000 in 1997 compared to 1996. The $201,000 decrease was mainly attributable to the transfer of EDCO's service department to Petroleum Marketing offset by asset write-downs of approximately $209,000. Operating loss was ($399,000) compared to ($456,000) in 1996.

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

Operating expenses in 1996 increased to $19,147,000 compared to $18,364,000 in 1995. Operating expenses were 12.1% of revenues in 1996, and 11.6 % in 1995. Management attributes the increase in expenses primarily to the cost of volume increases in ChemWay, the preparation to expand the Convenience Store segment, and increased depreciation in all segments related to expansion in equipment to provide for future growth. (Refer to the discussion of each business segment for additional detail in this section.)

                              PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $91,374,000 in 1996 compared to $93,963,000 in 1995, a $2,589,000 (2.8%) decrease. Fuel sales gallonage decreased to 85,845,000 gallons compared to 94,513,000 in 1995, a 8,668,000
(9.2%) decrease. Gross profits for 1996 and 1995 were $8,810,000 and $9,181,000, respectively. Gross profit margins
decreased to 9.6% compared to 9.8% in 1995. Operating expenses decreased $762,000 in 1996. Operating expenses were 8.9% of revenues in 1996, and 9.4% in 1995. Management attributes the decrease to decreases in employment expenses of $364,000; transportation of $205,000; general administrative expense of $412,000; and to increases in repairs to buildings and fuel dispensing equipment of $51,000 and depreciation of $168,000. These changes were mainly attributable to the corporate restructuring made during the year. ESI, the parent company, is included in the Petroleum Marketing results. Operating income increased to $644,000 compared to $252,000 in 1995.

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

                                    CHEMWAY

ChemWay sales were $25,773,000 in 1996 compared to $22,853,000 in 1995; a $2,920,000 (12.8%) increase. The increase was mainly attributable to an increase in R-12 sales. Gross profits for 1996 and 1995 were $4,422,000 and $1,937,000, respectively. Gross profit margins increased to 17.2% in 1996 compared to 8.5% in 1995. Management attributes the increase in gross profit margins mainly to improved margins on refrigerant products. Operating expenses increased $998,000 in 1996 compared to 1995. Increases in operating expenses were centered in employment $628,000; freight $135,000; repairs, maintenance and equipment $94,000; general administrative $78,000; and depreciation $63,000. Management attributes these increases to production costs related to volume increases and the expansion of its market area to 50 states in 1996. Operating income increased to $2,179,000 compared to $692,000 in 1995, a $1,487,000 increase.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $2,031,000 in 1996 compared to $1,841,000 in 1995; a $190,000 (10.3%) increase. Gross profits for 1996 and 1995 were $510,000 and $568,000, respectively. Gross profit margins declined to 25.1% compared to 30.9% in 1995. The decrease in gross profit margins were due to competitive construction contracts and lower margin equipment sales in 1996. Operating expenses increased $127,000 in 1996 compared to 1995. The $127,000 increase was mainly attributable to increases in employment expenses $37,000; repairs maintenance $38,000; general administrative expenses $8,000; depreciation $48,000; and a decrease in transportation costs of $4,000. A portion of the increase in expenses were attributable to costs incurred on its first application of the Matrix process. Operating loss was ($456,000) compared to ($271,000) in 1995. The $185,000 additional loss was due to a $58,000 decrease in gross profit and a $127,000 increase in expenses.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $1,297,000 at September 30, 1997 compared to $4,392,000 at September 30, 1996. Working capital deficit was $1,692,000 at September 30, 1997, a $10,694,000 decrease from working capital of $9,002,000 at September 30, 1996. The net decrease resulted primarily from the operating loss of $4,339,000 and the reclassification of long-term debt to short-term debt at September 30, 1997 of $6,400,000. The decrease in long-term debt was primarily due to the change in maturity of certain bank debt with one of the Company's lenders.

Cash used by operations was $1,398,000 for the year ended September 30, 1997 compared to cash provided by operations of $1,180,000 for the year ended September 30, 1996. The decrease was mainly attributable to the 1997 net loss of $4,339,000 offset by depreciation and amortization of $2,129,000.

ESI's current ratio, the ratio of current assets to current liability, was .90 for 1997 and 1.93 for 1996. This decrease is primarily attributable to the reclassification of $6,400,000 of long-term debt to current debt.

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios. At September 30, 1997, the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The bank has waived these covenant defaults and has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date of April 30, 1998. As of September 30, 1997, ESI had $ 2,563,000 available in unused lines of credit, however, due to borrowing base limits these unused lines of credit were not currently available for use.

The Company is in the process of seeking long-term senior debt and replacement for the current lines of credit. The Company has hired an investment banking firm to work with management to obtain this senior debt financing. The investment banker and management believe this financing can be obtained prior to the current credit lines expiring. The Company has also identified various non-income producing assets and non-strategic properties which it intends to sell.

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

December 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ JERRIEL L. EVANS, SR.
    Jerriel L. Evans, Sr., December 24, 1997
    Chairman of the Board and Chief Executive Officer

/s/ LARRY N. MILLER
    Larry N. Miller, December 24, 1997
    Chief Financial Officer

/s/ MAYBELL H. EVANS
    Maybell H. Evans, December 24, 1997
    Secretary and Director

/s/ DARLENE E. JONES
    Darlene E. Jones, December 24, 1997
    Treasurer and Director

/s/ CHARLES N. WAY
    Charles N. Way,  December 24, 1997
    Corporate Controller and Director

/s/ CARL W. SCHAFER
    Carl  W. Schafer, December 24, 1997
    Director

/s/ DAVID L. DEERMAN
    David L. Deerman, December 24, 1997
    Director

/s/ PETER J. LOSAVIO, JR.
    Peter J. Losavio, Jr., December 24, 1997
    Director

EVANS SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995

EVANS SYSTEMS, INC.
FORM 10-K
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Report of Independent Accountants.......................................  F-2

Consolidated Balance Sheet at September 30, 1997 and 1996...............  F-3

Consolidated Statement of Operations for the Years Ended
  September 30, 1997, 1996 and 1995.....................................  F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 1997, 1996 and 1995.....................................  F-5

Consolidated Statement of Stockholders' Equity for the
  Years Ended September 30, 1997, 1996 and 1995.........................  F-6

Notes to Consolidated Financial Statements..............................  F-7

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Evans Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Houston, Texas
December 23, 1997

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

(IN THOUSANDS)                                              1997         1996
                               ASSETS
Current assets:
   Cash and cash equivalents                              $  1,297     $  2,793
   Marketable equity securities                                           1,599
   Trade receivables, net of allowance for
     doubtful receivables of $340,000
     and $50,000                                             4,584        5,160
   Inventory                                                 7,962        8,182
   Income taxes receivable                                     310           37
   Prepaid expenses and other current assets                   618          955
   Deferred income taxes                                       191
                                                          --------     --------
      Total current assets                                  14,962       18,726
Property, plant and equipment, net                          21,610       20,848
Other assets                                                 1,035        1,499
Deferred income taxes                                          397
                                                          --------     --------
      Total assets                                        $ 38,004     $ 41,073
                                                          ========     ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $  8,474     $  6,051
   Accrued excise and other taxes payable                      343        1,511
   Current portion of long-term debt                         7,837        2,145
   Deferred income taxes                                                     17
                                                          --------     --------
      Total current liabilities                             16,654        9,724
Long-term debt                                               5,401       10,400
Deferred income taxes                                                     1,201
                                                          --------     --------
      Total liabilities                                     22,055       21,325
                                                          --------     --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000
     shares authorized, 3,163,573 and
     3,105,590 shares issued                                    32           31
   Additional paid-in capital                               12,297       12,133
   Retained earnings                                         4,054        8,393
   Net unrealized loss on marketable
     equity securities                                                     (375)
   Treasury stock, 72,589 shares, at cost                     (434)        (434)
                                                          --------     --------
      Total stockholders' equity                            15,949       19,748
                                                          --------     --------
      Total liabilities and stockholders' equity          $ 38,004     $ 41,073
                                                          ========     ========

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      1997          1996         1995

Revenue:
   Refined product sales (including
     consumer excise and state fuel
     taxes of $20,391, $17,514 and
     $18,649, respectively)                 $ 119,364    $ 112,790    $ 115,677
   Other sales and services                    29,599       45,990       42,518
                                            ---------    ---------    ---------
      Total revenue                           148,963      158,780      158,195
Cost of sales                                 132,441      137,095      138,913
                                            ---------    ---------    ---------
Gross profit                                   16,522       21,685       19,282
                                            ---------    ---------    ---------
Operating expenses:
   Employment expenses                         10,098       10,072        9,318
   Other operating expenses                     4,847        4,061        4,007
   Other general and administrative
     expenses                                   4,255        3,387        3,857
   Depreciation and amortization                2,129        1,627        1,182
                                            ---------    ---------    ---------
      Total operating expenses                 21,329       19,147       18,364
                                            ---------    ---------    ---------
Operating income (loss)                        (4,807)       2,538          918
                                            ---------    ---------    ---------
Other income (expense):
   Gain on sale of assets                          17          125           81
   Interest income                                 78          165          190
   Interest expense                            (1,178)      (1,005)        (836)
   Other                                         (487)        (104)         135
                                            ---------    ---------    ---------
      Total other income (expense)             (1,570)        (819)        (430)
                                            ---------    ---------    ---------
Income (loss) before provision for
  income taxes                                 (6,377)       1,719          488
Provision for (benefit from)
  income taxes                                 (2,038)         600          153
                                            ---------    ---------    ---------
Net income (loss)                           $  (4,339)   $   1,119    $     335
                                            =========    =========    =========
Earnings (loss) per share                   $   (1.41)   $     .36    $     .11
                                            =========    =========    =========

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

(IN THOUSANDS)                                              1997       1996      1995

Cash flows from operating activities:-
   Net income (loss)                                      $(4,339)   $ 1,119    $   335
   Adjustments:
    Depreciation and amortization                           2,129      1,627      1,182
    Gain on sale of assets                                    (17)      (125)       (81)
    Deferred income taxes                                  (1,806)       479        226
    Loss on marketable securities                             498        106        (19)
    Changes in assets and liabilities:
      Receivables                                             576      1,207     (1,689)
      Inventory                                               220        (32)    (2,104)
      Prepaid expenses and other                              359        432        285
      Accounts payable and accrued expenses                 2,423     (3,461)     4,011
      Accrued excise and other taxes payable               (1,168)      (227)       144
      Income taxes receivable/payable                        (273)        55       (181)
                                                          -------    -------    -------
       Net cash provided (used) by operating activities    (1,398)     1,180      2,109
                                                          -------    -------    -------
Cash flows from investing activities:
   Capital expenditures                                    (3,052)    (3,712)    (5,577)
   Proceeds from sale of marketable equity securities       1,454        346
   Proceeds from sale of property and equipment               667        460        195
   Purchase of marketable equity securities                                        (923)
   Purchase of treasury stock                                                      (153)
   Other                                                      184       (246)       203
                                                          -------    -------    -------
       Net cash used by investing activities                 (747)    (3,152)    (6,255)
                                                          -------    -------    -------
Cash flows from financing activities:
   New borrowings                                           3,962      8,515      7,714
   Reduction of long-term debt                             (3,478)    (7,364)    (4,550)
   Net proceeds from stock issuance                           165         70
                                                          -------    -------    -------
       Net cash provided by financing activities              649      1,221      3,164
                                                          -------    -------    -------
Net decrease in cash and cash equivalents                  (1,496)      (751)      (982)
Cash and cash equivalents, beginning of year                2,793      3,544      4,526
                                                          -------    -------    -------
Cash and cash equivalents, end of year                    $ 1,297    $ 2,793    $ 3,544
                                                          =======    =======    =======
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                   $   108
   Cash paid for interest                                 $ 1,178    $   997    $   812

Supplemental disclosure of noncash transactions:
   Acquisition of property by capital lease and
     issuance of debt                                     $   209    $ 1,308

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                COMMON STOCK          ADDITIONAL                UNREALIZED
(IN THOUSANDS)                               ---------------------     PAID-IN       RETAINED    LOSS ON       TREASURY
                                             SHARES        AMOUNT      CAPITAL       EARNINGS   SECURITIES       STOCK        TOTAL
Balance - September 30, 1994                2,934,205       $29        $11,381       $7,623      $ (425)       $  (281)    $ 18,327

Purchase of 27,700 treasury
  shares                                                                                                          (153)        (153)

Decrease in marketable equity
  securities valuation allowance                                                                     25                          25

Net income for 1995                                                                     335                                     335
                                        --------------    ------    -----------   ----------   ---------     ----------  -----------
Balance - September 30, 1995                2,934,205        29         11,381        7,958        (400)          (434)      18,534

Decrease in marketable equity
  security valuation allowance                                                                       25                          25

Warrants exercised by
  employees and stock award                    23,500         1             69                                                   70

Net income for 1996                                                                   1,119                                   1,119

5% common stock dividend                      147,885         1            683         (684)
                                        --------------    ------    -----------   ----------   ---------     ----------  -----------
Balance - September 30, 1996                3,105,590        31         12,133        8,393        (375)          (434)      19,748

Warrants exercised by employees                57,983         1            164                                                  165

Decrease in marketable equity
  securities valuation allowance                                                                    375                         375

Net loss for 1997                                                                    (4,339)                                 (4,339)
                                        --------------    ------    -----------   ----------   ---------     ----------  -----------
Balance - September 30, 1997                3,163,573       $32        $12,297       $4,054                    $  (434)    $ 15,949
                                        ==============    =====     ===========   ==========   =========     ==========  ===========

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS OPERATIONS
      Evans Systems, Inc. and its subsidiaries (the Company) are engaged in petroleum marketing, convenience store operations, the packaging and marketing of automotive after-market chemical products and environmental remediation services.

      PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Evans Systems, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

      CASH AND CASH EQUIVALENTS
      For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

      MARKETABLE EQUITY SECURITIES
      Marketable equity securities available for sale are carried at market. The cost of available for sale securities at September 30, 1996 was $1,500,000 resulting in a net unrealized loss of $375,000. Such securities were sold in 1997 and a loss of $335,000 is included in other expense for 1997.

      Marketable equity securities classified as trading securities are also carried at market. The market value of trading securities at September 30, 1996 was $474,000. Realized losses of $163,000 are included in other expense for 1997. Realized and unrealized losses of $12,000 and $94,000, respectively, are included in other expense for 1996. Realized and unrealized gains of $115,000 and $20,000, respectively, are included in other income for 1995.

      INVENTORIES
      Substantially all inventories are products held for sale. Inventories of oil and grease, automotive/chemical products, tire and automotive accessories and convenience store products utilize the first-in, first-out
      (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out
      (LIFO) method which resulted in inventory being $189,000 and $177,000 less at September 30, 1997 and 1996, respectively, than it would have been if the FIFO method had been used.

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

      IMPAIRMENT OF LONG-LIVED ASSETS
      The Company implemented Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " (SFAS 121) in fiscal 1997. This statement establishes accounting standards for determining impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

      STOCK-BASED COMPENSATION PLANS
      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans.

      RECENT ACCOUNTING PRONOUNCEMENTS
      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which establishes standards for computing and presenting earnings per share. This statement simplifies the standards for computing earnings per share (EPS) previously found in APB Opinion No. 15, "Earnings per Share." The new standard replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. This statement is effective for financial statements issued for interim periods and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company will adopt the provisions of this statement in the quarter ending December 31, 1997. Management believes the provisions of this statement will not have a material effect on EPS.

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

      EARNINGS (LOSS) PER SHARE
      Earnings (loss) per share is computed by using the weighted-average number of common and dilutive common equivalent shares outstanding each period. The weighted-average number of shares used in the calculation of earnings
      (loss) per share was 3,075,000, 3,067,000 and 3,088,000 shares for 1997,
      1996 and 1995, respectively.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company has various financial instruments, including cash, marketable equity securities, trade receivables, accounts payable, accrued expenses, revolving credit facilities and notes payable. The carrying values of cash, trade receivables, accounts payable, accrued expenses and notes payable approximates current fair value. Marketable equity securities are carried at their current fair value. Revolving credit facilities are at variable market rates.

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

      CONCENTRATIONS OF CREDIT RISK
      The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds which are considered in the Company's investment strategy. As of the date of the financial statements, the Company has no concentration of customers engaged in similar activities for which a failure to perform up to the terms of their obligations due to shared activities, regions or economic characteristics would result in a material credit risk to the Company. Management believes that its credit and collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.

2.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following at September 30 (in thousands):

                                                           1997         1996

Land                                                     $ 2,950      $  2,955
Building and plant                                         6,809         6,132
Leasehold improvements                                       935           730
Equipment                                                 18,470        17,622
Transportation equipment                                   2,895         3,021
Office equipment                                           2,955         2,478
                                                      -----------  ------------
                                                          35,014        32,938
Less - accumulated depreciation and amortization          13,404        12,090
                                                      -----------  ------------
Property, plant and equipment, net                       $21,610      $ 20,848
                                                      -----------  ------------

3.    LONG-TERM DEBT

      Long-term debt is summarized as follows at September 30 (in thousands):

                                                              1997         1996
Notes payable to banks, at prime to prime
  plus 1%, payable to 2003, secured by
  property and equipment, accounts
  receivable, inventory and cash surrender
  value of life insurance                                   $11,135      $ 9,769

Capital lease liability                                       1,209        1,217

Notes payable, 7.2% to 11.5%, payable to
  2005, secured by property, equipment,
  improvements, inventory, accounts
  receivable and cash surrender value of
  life insurance                                                625          731

Notes payable, 7.75%, secured by  marketable
  equity securities, repaid in 1997                                          658

Other                                                           269          170
                                                            -------      -------
                                                             13,238       12,545
Less - current maturities                                     7,837        2,145
                                                            -------      -------
      Total                                                 $ 5,401      $10,400
                                                            =======      =======

      Notes payable to banks include $6,637,000 owed pursuant to short-term lines of credit. At September 30, 1997, the Company had $2,563,000 available in unused lines of credit. However, due to the covenant defaults and borrowing base limits discussed below, these unused lines of credit are not available for use and their maturity dates have been accelerated to April 1998.

      Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios. At September 30, 1997, the Company was in violation of certain of these covenants. The banks have waived these violations at September 30, 1997. In addition, the Company was out of compliance with the borrowing base limits with one bank.

      The Company is in the process of seeking long-term senior debt and replacement for the current lines of credit. The Company has hired an investment banking firm to work with management to obtain this senior debt financing. Management believes this financing can be obtained prior to the current credit lines expiring. The Company has also identified various nonincome producing assets and nonstrategic properties which it intends to sell.

      The Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

      The Company's capital lease liability relates to the lease of the Company's information system and trucks which were capitalized using effective interest rates of 9.3% and 9%, respectively. At September 30, 1997 and 1996, the gross amount of assets recorded under capital leases was $1,436,000 and $1,308,000, respectively, and the related accumulated amortization was $299,000 and $32,000, respectively. Total future capital lease payments are $1,461,000 and include unearned interest of $244,000.

      As of September 30, 1997, principal maturities of long-term debt are as follows (in thousands):

           1998                                       $  7,837
           1999                                          2,648
           2000                                            989
           2001                                            763
           2002                                            297
           Thereafter                                      704
                                                   ------------
                Total                                 $ 13,238
                                                   ------------

4.    INCOME TAXES

      The provision for (benefit from) income taxes consists of the following (in thousands):

                                            YEAR ENDED SEPTEMBER 30,
                                      -------------------------------------
                                         1997         1996          1995
Current:
   Federal                              $  (201)      $ (25)        $  (87)
   State                                    (31)        146             14
                                      ----------    --------     ----------
                                           (232)        121            (73)
                                      ----------    --------     ----------
Deferred:
   Federal                               (1,628)        421            207
   State                                   (178)         58             19
                                      ----------    --------     ----------
                                         (1,806)        479            226
                                      ----------    --------     ----------
      Total                             $(2,038)      $ 600         $  153
                                      ==========    ========     ==========

      The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                            YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------------
                                                          1997          1996         1995

Taxes computed by applying federal statutory rate        $(2,169)       $ 584        $  166
State taxes, net of federal benefit                         (137)         135            22
Change in deferred tax asset valuation allowance             231
Other, net                                                    37         (119)          (35)
                                                      -----------     --------    ----------
                                                         $(2,038)       $ 600        $  153
                                                      -----------     --------    ----------

      Deferred tax assets (liabilities) are comprised of the following (in thousands)

                                                               SEPTEMBER 30,
                                                         ----------------------
                                                            1997           1996
Deferred tax liabilities:
   Book/tax depreciation differences                     $(2,446)       $(2,072)
   Prepaid expenses                                                         (78)
   Other                                                     (37)           (81)
                                                         -------        -------
      Total                                               (2,483)        (2,231)
                                                         -------        -------
Deferred tax assets:
   Net operating loss carryforward                         2,296            807
   Alternative minimum tax credit                            454             86
   Net capital loss carryforwards                            205
   Allowance for doubtful receivables                        167
   Expense accruals                                          103
   Investment tax credit                                      26             26
   Unrealized loss on marketable
     equity securities                                                       35
   Section 263A inventory adjustment                          38             26
   Other                                                      13             33
                                                         -------        -------
      Total                                                3,302          1,013
                                                         -------        -------
Deferred tax asset valuation allowance                      (231)
                                                         -------        -------
Net deferred tax asset (liabilities)                     $   588        $(1,218)
                                                         =======        =======

      At September 30, 1997, the Company had regular tax net operating loss carryforwards of $6,204,000 available for federal income tax purposes which expire through 2012.

      Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

5.    OPERATING LEASES

      The Company leases 26 convenience store locations and 5 other facilities under operating lease agreements with varying lives and terms. Three of these leases are with related parties (see Note 7). At September 30, 1997, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

           YEAR ENDED SEPTEMBER 30,

           1998                                          $      453
           1999                                                 368
           2000                                                 296
           2001                                                 236
           2002                                                 204
           Thereafter                                           373
                                                        ------------
                Total                                    $    1,930
                                                        ============

      In addition, the Company rents 14 convenience store locations and other facilities on a month-to-month basis from various parties, including 7 from a related party (see Note 7). Rent paid for these facilities totaled $180,000, $174,000 and $258,000 for the years ended September 30, 1997,
      1996 and 1995.

      The Company has nine subleases. Minimum rentals to be received in the future under noncancelable subleases totaled $502,000 as of September 30, 1997.

6.    COMMON STOCK

      On December 16, 1996, the Company declared a five percent stock dividend to stockholders of record on December 31, 1996 to be paid on January 20, 1997. All earnings per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the stock dividend for all periods presented. Additionally, all share information shown below has been adjusted to give retroactive effect to the stock dividend.

      In August 1992, the Company issued warrants to purchase 141,750 shares of the Company's common stock at an exercise price of $2.86 per share. In 1997 and 1996, 57,938 and 24,150 of such warrants were exercised. In June 1997, the Company extended the expiration date of the remaining warrants to August 1, 2002 and recorded compensation expense of $38,000.

      In May 1994, the Company issued warrants to purchase 105,000 shares of the Company's common stock at an exercise price of $7.86 per share as part of an agreement with a consultant. These warrants expired in May 1997.

      In December 1994 and May 1995, the Company issued warrants to purchase 262,500 shares of the Company's common stock at an exercise price of $4.76 per share. Of these warrants, 52,500 expired in May 1997. The remaining warrants expire in 1999.

      The following common stock purchase warrants are outstanding as of September 30, 1997:

                   WARRANT    NUMBER OF       EXPIRATION
                    PRICE     WARRANTS           DATE

                    $ 7.62       7,875      December 29, 2002
                     16.50     126,000      July 15, 1999
                      4.76     210,000      December 1, 1999
                      2.86      59,662      August 1, 2002
                            -----------
                               403,537
                            -----------

      In November 1992, the Company adopted the Evans Systems, Inc. Incentive Stock Option Plan. Up to 420,000 shares of the Company's common stock may be purchased under the plan. The Company's Board of Directors may issue options to one or more persons who are full-time employees of the Company and/or its subsidiaries. Options granted under the plan must be granted within ten years from the date of the plan. Under the plan, no eligible employee shall be granted options during any one calendar year to the extent that the fair market value of such shares (determined at the time the option is granted) exceeds $100,000. If an employee, who is granted options under the plan, owns more than 10% of the outstanding voting stock of the Company, the options expire five years from the date of grant; otherwise, the expiration date is ten years from the date of grant. The options are nontransferable except upon death of the optionee. The option price of the stock shall not be less than the fair market value of the stock on the date of the grant, except in the case of an employee owning more than 10% of the outstanding voting stock when the exercise price shall be 110% of the fair market value of the stock at the date of grant.

      In December 1994, the Company adopted the ESI Stock Benefit Plan. Up to 420,000 shares of the Company's common stock may be purchased or granted under the plan, and provision has been made for automatic increases in such amount of shares in the event the number of common shares issued by the Company increases to specified levels. An option granted under the plan by the Board of Directors to a key employee may be an incentive stock option or a nonqualified option and may be accompanied by stock appreciation rights or limited rights. Incentive stock options must be granted at an exercise price of not less than 100% of the then fair market value of the stock. Nonqualified stock options must be granted at an exercise price of not less than 90% of the then fair market value of the stock. All options shall expire upon termination of employment or within ten years of the date of grant. Nonemployee Directors shall be automatically granted nonqualified options to purchase 2,500 shares of common stock annually. Vesting is to be determined by the Board of Directors.

      In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock which vest in fiscal 1996, 1997 and 1998 subject to achievements of certain profitability levels. The grants will be canceled if such provisions are not met. In 1997 and 1996, such provisions were not met and grants for 32,500 and 31,500 shares, respectively, were canceled.

      In June 1996, an officer of the company was awarded 525 shares of restricted common stock.

A summary of the option activity under the various plans follows:

                                                                    WEIGHTED-
                                                 NUMBER OF           AVERAGE
                                                  SHARES           OPTION PRICE

Outstanding at September 30, 1994                   81,900          $    7.13

Granted in 1995                                    282,713               5.32
Expired in 1995                                    (96,338)              5.22
                                              -------------
Outstanding at September 30, 1995                  268,275               6.04

Granted in 1996                                     98,700               5.53
Expired in 1996                                   (194,933)              5.81
                                              -------------
Outstanding at September 30, 1996                  172,042               6.01

Granted in 1997                                     55,650               3.35
Expired in 1997                                   (138,550)              5.32
                                              -------------
Outstanding at September 30, 1997                   89,142               5.42
                                              -------------

      The weighted average fair value at date of grant for options granted during 1997 and 1996 was $1.89 and $3.31 per option, respectively.

      As of September 30, 1997, 89,142 options were outstanding with exercise prices ranging from $3.25 to $7.62, a weighted average remaining contractual life of 3.5 years and a weighted average option price of $5.42. Of these options outstanding, 53,142 were exercisable with a weighted average exercise price of $6.07.

      The Company applies APB 25 and related interpretations in accounting for its plans. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

                                           YEAR ENDED
                                          SEPTEMBER 30,
                                        1997          1996

Net income (loss):
   As reported                         $(4,339)       $1,119
   Pro forma                            (4,396)        1,084
Earnings (loss) per share:
   As reported                         $ (1.41)       $  .36
   Pro forma                             (1.43)          .35

      The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 50 - 52%, risk-free interest rate of 6.4% and an expected life of five years.

7.    RELATED PARTY TRANSACTIONS

      The Company leases three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. The other two leases are for terms of five years and commenced in April 1990. Each provides for a monthly lease payment of $1,800 with one automatic five-year renewal at the Company's option. The amounts paid under these leases were $73,000 for the years ended September 30, 1997, 1996 and 1995. Future minimum lease commitments as of September 30, 1997 are $251,000.

      As of September 30, 1997, the Company rents, on a month-to-month basis, six convenience store locations and an office facility from the majority shareholder. Previously, the Company rented additional locations which were sold by the shareholder to unrelated parties. The total month-to-month rents paid for the years ended September 30 were: 1997 - $104,000, 1996 - $104,000, and 1995 - $93,000. If all locations continue to be rented under similar terms for the fiscal year ending September 30, 1998, the Company would pay approximately $104,000.

      Other current assets include a note receivable from a former director which was refinanced from an earlier note and is due in quarterly instalments. The note receivable is secured by 13,567 shares of the Company's common stock. The balance of the note receivable was approximately $111,000, $116,000 and $140,000 at September 30, 1997, 1996
      and 1995, respectively. Interest accrues at 8.5%. An allowance of $111,000 has been provided against the note receivable at September 30, 1997 based on the potential uncollectibility of the balance.

      From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1997 and 1996.

8.    CONTINGENT LIABILITIES

      From time to time the Company exchanges refined products with suppliers by agreeing to purchase or sell refined products at a future date. Such activity could adversely affect the results of operations and financial condition of the Company if the market prices of such products were to fluctuate significantly. As of September 30, 1997, management believes the Company had no material risk related to such activities.

9.    EMPLOYEE BENEFIT PLANS

      In 1992, the Company adopted an employee stock ownership plan to provide retirement benefits to eligible employees. Employees must have attained the age of 18 and have completed six months of service with the Company. Contributions to the plan may be made annually at the discretion of the Company's management. The Company recorded contributions to the plan of $40,000, $117,000 and $44,000 during fiscal 1997, 1996 and 1995.

      The Company established a defined contribution benefit plan, the ESI Employee Retirement Plan, effective July 1, 1997. Employees become eligible for participation in the plan upon attaining the age of 21 and completion of 12 consecutive months of employment and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. The Company recorded contributions to the plan of $40,000 during fiscal 1997. The company has approved the merger of the employee stock ownership plan into the retirement plan effective January 1, 1998.

10.   SEGMENT REPORTING

      The Company is primarily engaged in the following industry segments: marketing and distribution of wholesale petroleum products; retail convenience store and gasoline station operations; producing, marketing and distribution of automotive after-market chemical products (Chem-Way); and providing environmental remediation services and installing and maintaining underground storage tanks (EDCO Environ). Information concerning the Company's business activities is summarized as follows (in thousands):

                                                                             PROPERTY
                                               EARNINGS       DEPRECIATION      AND          IDENTI-
                                             (LOSS) FROM          AND        EQUIPMENT       FIABLE
       YEAR ENDED              REVENUES       OPERATIONS     AMORTIZATION    ADDITIONS       ASSETS

SEPTEMBER 30, 1997
   Petroleum marketing        $  98,376         $(1,369)        $1,379        $ 1,559        $19,643
   Convenience stores            38,300          (1,208)           393            903          8,324
   Chem-Way                      10,967          (1,831)           192            796          6,419
   EDCO Environ                   1,320            (399)           165              3          1,277
                              ---------         -------         ------        -------        -------
                              $ 148,963         $(4,807)        $2,129        $ 3,261        $35,663
                              =========         =======         ======        =======        =======
SEPTEMBER 30, 1996
   Petroleum marketing        $  91,374         $   644         $  956        $ 3,067        $22,872
   Convenience stores            39,602             171            408          1,059          8,912
   Chem-Way                      25,773           2,179            143            680          6,533
   EDCO Environ                   2,031            (456)           120            214            957
                              ---------         -------         ------        -------        -------
                              $ 158,780         $ 2,538         $1,627        $ 5,020        $39,274
                              =========         =======         ======        =======        =======
SEPTEMBER 30, 1995
   Petroleum marketing        $  93,963         $   252         $  788        $ 3,081        $21,401
   Convenience stores            39,538             245            242          1,299          8,942
   Chem-Way                      22,853             692             80            758          7,800
   EDCO Environ                   1,841            (271)            72            158            708
                              ---------         -------         ------        -------        -------
                              $ 158,195         $   918         $1,182        $ 5,296        $38,851
                              =========         =======         ======        =======        =======

      Earnings (loss) from operations by segment represent revenues less operating costs, expenses and depreciation. Identifiable assets are primarily cash, accounts receivable, inventory, property, equipment and cash value of life insurance. All sales by the Company occur in the United States.

      During each of the years ending September 30, 1997, 1996 and 1995, no single customer represented 10% or more of the Company's revenues.

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly operating results for the years ended September 30, 1997 and 1996 are summarized as follows:

                                            OPERATING      NET         EARNINGS
                                             INCOME       INCOME      (LOSS) PER
QUARTER ENDED                     REVENUE    (LOSS)       (LOSS)         SHARE

Year ended September 30, 1997:
   September 30, 1997             $38,451   $(3,331)     $(2,598)       $(.84)
   June 30, 1997                   38,136      (594)        (533)        (.17)
   March 31, 1997                  34,702      (355)        (433)        (.14)
   December 31, 1996               37,674      (527)        (775)        (.26)
Year ended September 30, 1996:
   September 30, 1996              38,748       297          (66)        (.02)
   June 30, 1996                   43,474     1,828        1,097          .37
   March 31, 1996                  37,431        86           50          .02
   December 31, 1995               39,127       327           38          .01

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT

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

10.14 Texaco Terminating Agreement dated April 30, 1986. - Filed with May 11, 1993 filing of Form S-1 Registration # 33-62684

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

EXHIBIT
NUMBER        DESCRIPTION OF DOCUMENT

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

23.0 Consent to the Incorporation by reference of the report of independent accountants in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-08197).

              (The rest of this page is intentionally left blank.)