Form 10-Q
period 1997-12-31
EVANS SYSTEMS INC
filed 1998-02-17
CIK 904901

As filed with the Securities and Exchange Commission on February 17, 1998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended DECEMBER 31, 1997
                                      or

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

Number of shares of common stock of registrant outstanding exclusive of Treasury Shares or shares held by subsidiaries of the registrant at February 12, 1998:

                                        3,163,573

                               EVANS SYSTEMS, INC.
                                     INDEX
PART I.  FINANCIAL INFORMATION
                                                                       Page
                                                                      Number
Financial Statements (Unaudited)
   Condensed Consolidated Balance Sheet
        December 31, 1997 and September 30, 1997 ...................    3

   Condensed Consolidated Statement of Income
      Three Months Ended December 31, 1997 and 1996 ................    4

   Condensed Consolidated Statement of Cash Flows
      Three Months Ended December 31, 1997 and 1996 ................    5

   Notes to the Condensed Consolidated Financial Statements ........    6

Management's Discussion and Analysis of Financial
Condition and Results of Operations ................................    8

PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K

   A.  Exhibits Index ..............................................   11

   B.  Reports on Form 8-K .........................................   11

Signature ..........................................................   11

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                             December 31, 1997        September 30, 1997
                                                               (in thousands)           (in thousands)
                                                                ------------            --------------
ASSETS
Current Assets:
   Cash and cash equivalents ..............................       $    169                 $  1,297
   Trade receivables, net of allowance of
doubtful
receivable of $302,000 and $340,000 .......................          4,613                    4,584
   Inventory ..............................................          6,539                    7,962
   Income taxes receivable ................................            310                      310
   Prepaid expenses and other current assets ..............            619                      618
   Deferred income taxes ..................................            191                      191
                                                                  --------                 --------
          Total current assets ............................         12,441                   14,962
Property, plant and equipment, net ........................         21,562                   21,610
Other assets ..............................................            921                    1,035
Deferred income taxes .....................................            928                      397
                                                                  ========                 ========
          Total assets ....................................       $ 35,852                 $ 38,004
                                                                  ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ..................       $  7,335                 $  8,474
   Accrued excise and other taxes payable .................            338                      343
   Current portion of long-term debt ......................          7,944                    7,837
                                                                  --------                 --------
          Total current liabilities .......................         15,617                   16,654
   Long-term debt .........................................          5,231                    5,401
                                                                  --------                 --------
          Total liabilities ...............................         20,848                   22,055
                                                                  --------                 --------
Commitments and contingencies Stockholders' equity:
   Common stock $0.01 par value, 15,000,000 shares
      authorized, 3,163,573 shares issued .................             32                       32
   Additional paid-in capital .............................         12,297                   12,297
   Retained earnings ......................................          3,109                    4,054
   Treasury stock, 72,589 common shares at cost ...........           (434)                    (434)
                                                                  --------                 --------
          Total stockholders' equity ......................         15,004                   15,949
                                                                  --------                 --------
          Total liabilities and stockholders' equity ......       $ 35,852                 $ 38,004
                                                                  ========                 ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                Three Months Ended
                                                   December 31,
                                            ------------------------
                                              1997            1996
                                            --------        --------
                                   (in thousands, except per share amounts)

Revenue:
Refined product sales .................     $ 23,382        $ 31,340
Other sales and services ..............        7,124           6,334
                                            --------        --------
    Total revenue .....................       30,506          37,674

Cost of sales .........................       26,575          33,212
                                            --------        --------
Gross profit ..........................        3,931           4,462
                                            --------        --------
Operating expenses:
  Employment expenses .................        2,556           2,541
  Other operating expenses ............          888           1,087
  General & administrative expenses ...          955             922
   Depreciation and amortization ......          527             439
                                            --------        --------
    Total operating expenses ..........        4,926           4,989
                                            --------        --------
Operating loss ........................         (995)           (527)

Other income/expense:
  Interest expense ....................         (438)           (289)
  Other expense, net ..................          (43)           (364)
                                            --------        --------
Loss before benefit from income
taxes .................................       (1,476)         (1,180)

Benefit from income taxes: ............          531             405
                                            --------        --------
Net loss ..............................     $   (945)       $   (775)
                                            --------        --------
Basic and diluted loss per share ......     $   (.31)       $  (0.26)
                                            ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                    1996
                                                               -------------          --------------
                                                              (in thousands)          (in thousands)
Cash flows from operating activities:
  Net loss .................................................    $  (945)                 $  (775)
  Non-cash adjustments:
    Depreciation and amortization ..........................        527                      439
    Loss on reclassification of securities .................        375
    Changes in:
      Current assets .......................................      1,393                     (131)
      Current liabilities ..................................     (1,144)                     807
                                                                -------                  -------
        Net cash provided (used) by operating activities ...       (169)                     715
                                                                -------                  -------
Cash flows from investing activities:
  Capital expenditures .....................................       (565)                    (640)
  Proceeds from sale of property and equipment .............         86
  Other, net ...............................................       (417)                     (28)
                                                                -------                  -------
        Net cash used by investing activities ..............       (896)                    (668)
                                                                -------                  -------
Cash flows from financing activities:
  Notes payable, net .......................................        (63)                    (205)
  Deferred revenue .........................................         98
                                                                -------                  -------
        Net cash  used by financing activities .............        (63)                    (107)
Net decrease in cash .......................................     (1,128)                     (60)
Cash and cash equivalents, beginning of period .............      1,297                    2,793
                                                                -------                  -------
Cash and cash equivalents, end of period ...................    $   169                  $ 2,733
                                                                =======                  =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1997. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

NOTE B --  SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

NOTE C -- LONG-TERM DEBT

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios. At September 30, 1997 and December 31, 1997, the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The banks have waived these covenant defaults at September 30, 1997 but not as of December 31, 1997. With respect to the out of compliance with the borrowing base limits, the bank has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date on April 30, 1998. Long-term debt of $6,400,000 was reclassified to short-term at September 30, 1997 and December 31, 1997. As of December 31, 1997, ESI had $ 2,563,000 available in unused lines of credit, however, due to borrowing base limits these unused lines of credit were not currently available for use.

The Company is in the process of seeking long-term senior debt and replacement for the current lines of credit. The Company has hired an investment banking firm to work with management to obtain this senior debt financing. The investment banker and management believe this financing can be obtained prior to the current credit lines expiring.

NOTE D -- SUBSEQUENT EVENTS

On February 11, 1998, the Company sold its investment in 5 leased convenience stores for net cash of approximately $350,000. There was no material charge related to this transaction.

On February 13, 1998, the Company temporarily suspended further production activities at its Chemway operation. The Company is seeking additional financing for Chemway, a joint venture partner or a sale of this segment.

NOTE E -- BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share for the quarters ending December 31, 1997 and December 31, 1996 were computed using 3,090,984 and 3,032,973 weighted average common shares outstanding, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or "the Company") business segments for the three months ended December 31, 1997 and 1996. This is the first quarter of ESI's fiscal year which begins on October 1st and ends on September 30th.
                                              Three Months Ended
                                 -------------------------------------------
                                 December 31, 1997         December 31, 1996
                                   (in thousands)            (in thousands)
                                 -----------------         -----------------
PETROLEUM MARKETING(1)
Revenue ........................     $ 20,060                $ 25,979

Operating Loss .................         (282)                    (26)
CONVENIENCE STORES
Revenue ........................        8,332                   9,586

Operating Loss .................         (225)                    (90)
CHEMWAY
Revenue ........................        1,737                   1,610
Operating Loss .................         (500)                   (502)

EDCO ENVIRONMENTAL
Revenue ........................          377                     499

Operating Income ...............           12                      91
TOTAL
Revenue ........................     $ 30,506                $ 37,674
Operating Income (Loss) ........     $   (995)               $   (527)

(1)  Includes the parent company

The Company's net loss for the quarters ended December 31, 1997 and 1996 was $945,000 and $775,000. The results of the quarter ended December 31, 1996, included a non-recurring, non-operating loss of $219,000 (net of tax effect) which resulted from the reclassification of securities available for sale, a bond fund the Company had held since 1993. In addition, the Company recorded a non-operating loss of $70,000 (net of tax effect) related to the decision by the Board of Directors to liquidate its trading portfolio. Without these non-recurring items, net losses for the quarters ended December 31, 1997 and 1996 would have been $945,000 and $486,000, respectively. The increased net loss was primarily incurred within the petroleum marketing and convenience store segments, as discussed below.

ESI's consolidated revenues for the three months ended December 31, 1997, were $30,508,000, as compared to $37,674,000 during the comparable period ending December 31, 1996. The $7,166,000 (19.0%) three-month decrease in this year's revenues was attributable to a $5,919,000 decrease in petroleum marketing revenues and a $1,254,000 decrease in convenience store revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

ESI's consolidated gross profit for the three months ended December 31, 1997 was $3,931,000 (12.9%), as compared to $4,462,000 (11.8%) for the three months ended
December 31, 1996.

The Company's operating expenses were $4,926,000 in the quarter ended December 31, 1997, as compared to $4,989,000 in the quarter ended December 31, 1996. The Company's operating expenses were 16.1% of revenues in the quarter ended December 31, 1997 and 13.2% in the quarter ended December 31, 1996. Management took action, including the elimination of nonessential staff, to reduce its overall levels of operating expenses during October 1997, however the effect of such reductions did not occur until late in the fiscal quarter ending December 31, 1997.
                              PETROLEUM MARKETING

The petroleum marketing segment sales were $20,060,000 in the quarter ended December 31, 1997, as compared to $25,979,000 in the quarter ended December 31, 1996, a $5,919,000 (22.8%) decrease. Fuel sales gallonage were 19,616,000 gallons in the quarter ended December 31, 1997, as compared to 22,885,000 in the quarter ended December 31, 1996, a 3,269,000 (14.3%) decrease. Gross profits for the quarters ended December 31, 1997 and 1996 were $1,879,000 and $2,113,000 respectively. Gross profit expressed as a percent of sales ("Gross Margins") increased to 9.4% in the quarter ended December 31, 1997, as compared to 8.1% in the quarter ended December 31, 1996. Operating expenses increased $22,000 in the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. Operating expenses were 10.8% of revenues in the quarter ended December 31, 1997, and 8.2% in quarter ended December 31, 1996. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating losses were $282,000 in the quarter ended December 31, 1997, as compared to losses of $26,000 in the quarter ended December 31, 1996. The increase in operating losses is primarily due to the reduction in sales revenue.

During the first fiscal quarter of 1998, the Company terminated its supply agreement with the primary fuel supplier to the Company's Bay City terminal facility. The Company is presently seeking a new supplier for its terminal operation.

In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff, however, the effect of such reductions did not occur until late in the quarter ended December 31, 1997.

                              CONVENIENCE STORES

The convenience store segment sales were $8,332,000 in the quarter ending December 31, 1997, as compared to $9,586,000 in the quarter ended December 31, 1996; a $1,254,000 (13.1%) decrease. Fuel sales decreased to $4,695,000 in the quarter ended December 31, 1997, as compared to $5,753,000 in the quarter ended December 31, 1996. Fuel sales gallonage decreased to 4,042,000 gallons in the quarter ended December 31, 1997, as compared to 5,496,000 in the quarter ended December 31, 1996; a 1,454,000 (26.5%) decrease. Merchandise sales decreased to $3,457,000 in in the quarter ended December 31, 1997, as compared to $3,698,000 in the quarter ended December 31, 1996 and other income increased to $180,000 in the quarter ended December 31, 1997, as compared to $135,000 in the quarter ended December 31, 1996. Management attributes the decrease in sales to operating 5 fewer stores in the fiscal 1998 quarter. The Company operated 34 stores during the current fiscal quarter compared with 39 stores in the quarter ended December 31, 1996.

Gross profit for the quarters ended December 31, 1997 and 1996 were $1,752,000 and $1,907,000 respectively. Gross margins increased to 21.0% in the quarter ended December 31, 1997, as compared to 19.9% in the quarter ended December 31,1996. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Operating expenses were $1,977,000 in the quarter ended December 31, 1997 compared to $1,997,000 in the quarter ended December 31, 1996. Operating losses were $225,000 during the quarter ended December 31, 1997, as compared to losses of $90,000 during the quarter ended December 31, 1996.

During the first quarter of fiscal 1998, management implemented certain cost reduction programs, including improvements in labor scheduling and control, and reductions in administrative expenses, in order to reduce the convenience stores' overall operating expenses. Management is continually evaluating its store operations, and intends to manage its store portfolio to maximize profitability. Accordingly, the Company has subsequently sold an additional 5 under performing stores in February 1998.

                                    CHEMWAY

Chemway sales were $1,737,000 in the quarter ended December 31, 1997, as compared to $1,610,000 in the quarter ended December 31, 1996; a $127,000 (7.9%) increase. In the first quarter of fiscal 1997, the aerosol production line was out of service in late November through December for complete refurbishing. Gross profit for the quarters ended December 31, 1997 and 1996 were $105,000 and $111,000 respectively. Gross profit margins decreased to 6.0% for the quarter ended December 31, 1997, as compared to 6.9% for the quarter ended December 31, 1996. Operating expense decreased $8,000 in the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. Operating losses were $500,000 for the quarter ended December 31, 1997, as compared to losses of $502,000 in the quarter ended December 31, 1996.

Management is presently evaluating its alternatives with respect to the Chemway operation, and is conducting ongoing discussions with several unrelated parties who have an active interest in Chemway, either through a joint venture arrangement or through the purchase of all or part of the Company's ownership in Chemway. Additionally, management has implemented significant cost reductions at Chemway, with the intent of reducing its ongoing operating losses and reducing its finished goods inventories in order to facilitate the sale of Chemway. On February 13, 1998, the Company temporarily suspended further production activities at Chemway.
                              EDCO ENVIRONMENTAL

EDCO Environmental sales were $377,000 in the quarter ended December 31, 1997 as compared to $499,000 in the quarter ended December 31, 1996; a $122,000 (24.4%) decrease. Gross profits for the quarters ended December 31, 1997, and 1996 were $195,000 and $330,000 respectively. Gross profit margins decreased to 51.7% in the quarter ended December 31, 1997, as compared to 66.2% in the quarter ended December 31, 1996.

EDCO's operating expenses decreased $56,000 in the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. The decrease was mainly attributable to the transfer of EDCO's service department to the petroleum marketing segment. Operating income was $12,000 in the quarter ended December 31, 1997, as compared to $91,000 in in the quarter ended December 31, 1996. Operating income declined due to lower sales and gross margins, partially offset by reduced operating expenses.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $169,000 as of December 31, 1997, as compared to $1,297,000 at September 30, 1997. Working capital deficit was $3,176,000 as of December 31, 1997, an increase from $1,692,000 as of September 30, 1997. The net decrease in working capital was largely attributable to a decrease in inventories of $1,432,000 and cash used to finance operations of $1,128,000 offset by a decrease in payables of $1,139,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Cash provided (used) by operations was $(169,000) for the quarter ending December 31, 1997, as compared to $715,000 for the quarter ending December 31, 1996. ESI's current ratio, the ratio of current assets to current liability, was
0.80 at December 31, 1997 and .90 at September 30, 1997.

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios all as defined in the respective loan agreements. At September 30, 1997 and December 31, 1997, the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The bank has waived these covenant defaults at September 30, 1997 but not at December 31, 1997. The bank has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers at September 30, 1997 and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date on April 30, 1998. As of February 13, 1998, ESI had $ 2,160,000 available in unused lines of credit, however, due to borrowing base limits these unused lines of credit were not currently available for use.

The Company is presently evaluating alternatives including the refinancing of its senior debt and current lines of credit; to assist in this endeavor, the Company retained an investment banking firm in December 1997. Management believes that such additional financing can be obtained prior to the April 30, 1998 expiration of its current credit facility.

The Company has also identified certain nonessential assets which it intends to sell. In February 1998, the Company sold its investment in 5 under performing convenience stores to an unrelated party. In addition, the Company is presently conducting ongoing discussions with several unrelated parties who have an active interest in Chemway, either through a joint venture arrangement or through the purchase of all or part of the Company's ownership in Chemway.

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

                                    EVANS SYSTEMS, INC.

                                          (REGISTRANT)

Date: February 13, 1998   By: /s/LARRY N. MILLER
                                 Larry N. Miller
                                 Chief Financial Officer And authorized
                                 to sign on behalf of the Registrant

                          By: /s/CHARLES N. WAY
                                 Charles N. Way
                                 Corporate Controller and Director And
                                 authorized to sign on behalf of the Registrant