Form 10-Q
period 1998-03-31
EVANS SYSTEMS INC
filed 1998-05-14
CIK 904901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended MARCH 31, 1998

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

                        JERRIEL L. EVANS, SR., PRESIDENT
    Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480 (409)245-2424
    Physical Address: 720 Avenue F North, Bay City, Texas 77414 (409)245-2424
       (Name, address, including zip code, and telephone number, including area code, of agent for service)

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

Yes X     No___

     Number of shares of common stock of registrant outstanding exclusve of
     Treasury: Shares or shares held by subsidiaries of the registrant at April 30, 1998: 3,090,984

                               EVANS SYSTEMS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Financial Statements (Unaudited)                             Page Number

    Condensed Consolidated Balance Sheet
         March 31, 1998 and September 30, 1997 .................... 3

    Condensed Consolidated Statement of Income
       Three Months Ended March 31, 1998 and 1997 and
       Six Months Ended March 31, 1998 and 1997 ................... 4

    Condensed Consolidated Statement of Cash Flows
       Six Months Ended March 31, 1998 and 1997 ................... 5

    Notes to the Condensed Consolidated Financial Statements ...... 6

Management's  Discussion and Analysis of Financial  Condition and
 Results of Operations ............................................ 8

                           PART II. OTHER INFORMATION

Exhibits and Reports on Form 8-K

    A.  Exhibits Index ..........................................  15

    B.  Reports on Form 8-K .....................................  15

Signature .......................................................  15

                          PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                          March 31,     September 30,
                                                            1998            1997
                                                       --------------    -------------
                    ASSETS                             (in thousands)   (in thousands)
Current Assets:
   Cash and cash equivalents ...........................   $  1,063      $  1,297
   Trade receivables, net of allowance of
     doubtful receivables of $301,000 and $340,000 .....      3,456         4,584
   Inventory ...........................................      4,369         7,962
   Income taxes receivable .............................        310           310
   Prepaid expenses and other current assets ...........        240           618
   Deferred income taxes ...............................        191           191
   Current assets of ChemWay ...........................      1,726
                                                           --------      --------
          Total current assets .........................     11,355        14,962
Property, plant and equipment, net .....................     18,390        21,610
Other assets ...........................................        960         1,035
Deferred income taxes ..................................      1,135           397
Non-current assets of ChemWay ..........................      2,880
                                                           --------      --------
          Total assets .................................   $ 34,720      $ 38,004
                                                           ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............   $  3,606      $  8,474
   Accrued excise and other taxes payable ..............        340           343
   Provision for loss on disposition of discontinued
     operation .........................................      1,100
   Current portion of long-term debt ...................      7,872         7,837
   Current liabilities of ChemWay ......................      4,524
                                                           --------      --------
          Total current liabilities ....................     17,442        16,654
Long-term debt .........................................      3,245         5,401
Non-current liabilities of ChemWay .....................        224
                                                           --------      --------
          Total liabilities ............................     20,911        22,055
                                                           --------      --------
Commitments and contingencies Stockholders' equity:

   Common stock $0.01 par value, 15,000,000 shares
      authorized, 3,163,573 shares issued ..............         32            32
   Additional paid-in capital ..........................     12,297        12,297
   Retained earnings ...................................      1,914         4,054
   Treasury stock, 72,589 common shares, at cost .......       (434)         (434)
                                                           --------      --------
          Total stockholders' equity ...................     13,809        15,949
                                                           --------      --------

          Total liabilities and stockholders' equity ...   $ 34,720      $ 38,004
                                                           ========      ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                              Three Months Ended March 31,          Six Months Ended March 31,
                                                 1998             1997                1998               1997
                                             ----------       -----------          ---------           --------
                                                             (in thousands, except per share amounts)
Revenue:
Refined product sales .....................   $ 19,684           $ 27,161           $ 43,066           $ 58,501
Other sales and services ..................      4,916              4,633             10,303              9,357
                                              --------           --------           --------           --------
     Total revenue ........................     24,600             31,794             53,369             67,858
Cost of sales .............................     20,454             27,821             45,397             59,534
                                              --------           --------           --------           --------
Gross profit ..............................      4,146              3,973              7,972              8,324
                                              --------           --------           --------           --------
Operating expenses:
  Employment expenses .....................      2,124              2,255              4,361              4,485
  Other operating expenses ................        831                864              1,777              1,827
  General & administrative
    expenses ..............................        612                779              1,277              1,563
  Depreciation and amortization ...........        497                450                970                849
                                              --------           --------           --------           --------
     Total operating expenses .............      4,064              4,348              8,385              8,724
                                              --------           --------           --------           --------
Operating income (loss) ...................         82               (375)              (413)              (400)
Other income (expense):
  Interest expense ........................       (268)              (188)              (606)              (411)
  Other, net ..............................        112                (63)                69               (429)
                                              --------           --------           --------           --------
Loss before benefit from income
  taxes ...................................        (74)              (626)              (950)            (1,240)
Benefit from income taxes .................         27                224                343                436
                                              --------           --------           --------           --------
Loss from continuing operations ...........        (47)              (402)              (607)              (804)
Discontinued operations:
Loss from discontinued operations
  of ChemWay, net of tax benefit ..........       (443)               (31)              (828)              (404)
Loss on disposal of ChemWay,
  including provision for
  losses of $200,000 during the
  phase out period, net of tax
  benefit .................................       (705)                                 (705)
                                              --------           --------           --------           --------

Net loss ..................................   $ (1,195)          $   (433)          $ (2,140)          $ (1,208)
                                              ========           ========           ========           ========

Basic and diluted loss per share:
  Continuing operations ...................   $   (.02)          $   (.13)          $   (.19)          $   (.26)
  Loss from discontinued
   operations of ChemWay ..................       (.14)              (.01)              (.27)              (.13)
  Loss on disposal of ChemWay .............       (.23)                                 (.23)
                                              --------           --------           --------           --------
  Net loss ................................   $   (.39)          $  (0.14)          $  (0.69)          $  (0.39)
                                              ========           ========           ========           ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                            1998            1997
                                                        ------------     ----------
                                                       (in thousands)  (in thousands)
  Cash flows from operating activities:
       Loss from continuing operations .................  $  (607)        $  (804)
       Non-cash adjustments:
             Depreciation and amortization .............      970             849
             Deferred income taxes .....................     (343)           (436)
             Loss on reclassification of securities ....      375
             Changes in:
                 Current assets ........................    1,122             496
                 Current liabilities ...................   (2,976)            976
                                                          -------         -------
                Net cash provided (used)  by
                  operating activities .................   (1,834)          1,456
                                                          -------         -------
  Cash flows from investing activities:
       Capital expenditures ............................     (956)           (642)
       Proceeds from sale of property and equipment ....      652
       Other, net ......................................      (75)            (12)
                                                          -------         -------
                 Net cash used by investing
                   activities ..........................     (379)           (654)
                                                          -------         -------
  Cash flows from financing activities:
       Notes payable, net ..............................      686            (523)
       Deferred revenue ................................       76
       Issuance of Common Stock ........................      165
                                                          -------         -------
                Net cash provided (used) by
                  financing activities .................      686            (282)
                                                          -------         -------
 Net cash provided  (used) by continuing operations ....   (1,527)            520
 Net cash provided (used) by discontinued operation ....    1,293            (316)
                                                          -------         -------
 Net increase (decrease) in cash .......................     (234)            204
 Cash and cash equivalents, beginning of period ........    1,297           2,793
                                                          -------         -------
 Cash and cash equivalents, end of period ..............  $ 1,063         $ 2,997
                                                          =======         =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the Company) for the year ended September 30, 1997. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

On February 13, 1998, the Company suspended further production activities at its ChemWay operation. On April 7, 1998, the Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which Evans Systems, Inc. ("ESI") will sell 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI will dividend its remaining interest to its shareholders. The transaction is in the due diligence stage and the terms could be revised based on the outcome of that investigation. The transaction is subject to a number of conditions, including the execution of a definitive agreement, the approval of a senior debt holder of ESI, and various regulatory and corporate approvals. There can be no assurance that a definitive agreement will be entered into or that this transaction will be successfully consummated. The ChemWay operating results are presented as discontinuing operations on the Condensed Consolidated Statement of Income. On May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

The Company recognized gross profit of $434,000 in the second quarter of the current fiscal year related to the anticipated refund of certain excise taxes which had previously been overpaid. Of the $434,000, $293,000 was attributable to periods prior to September 30, 1997.

NOTE B --  SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

                 THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

NOTE C -- LONG-TERM DEBT

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios all as defined in the respective loan agreements. At September 30, 1997, December 31, 1997, and March 31, 1998, the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The banks have waived these covenant defaults at September 30, 1997 but not as of March 31, 1998.

The Company was given notice on April 30, 1998 by one of its lending banks that it has thirty days to cure the defaults and if the defaults are not cured within that time, the bank will accelerate the maturity of the notes to be immediately due and payable. These notes total $1,525,000 and are secured by certain of the Company's convenience stores.

The bank where the Company is out of compliance with the borrowing base limits has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date of April 30, 1998. The bank subsequently extended the maturity date to June 30, 1998.

The Company and a New York based lender are in negotiations for an $11,000,000 credit facility to replace its current lines of credit. There can be no assurance that these negotiations will be successful.

NOTE E -- BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share for the quarters ended March 31, 1998 and March 31, 1997 were computed using 3,090,984 and 3,084,501 weighted average common shares. Basic and diluted loss per share for the six months ended March 31, 1998 and March 31, 1997 were computed using 3,090,984 and 3,058,468 weighted average common shares.

                 THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or "the Company") business segments for the three months ended March 31, 1998 and 1997. This is the second fiscal quarter of ESI's fiscal year which begins on October 1st and ends on September 30th.

                                         Three Months      Three Months
                                            Ended              Ended
                                        MARCH 31, 1997     MARCH 31, 1998
                                        --------------    ---------------
                                        (in thousands)     (in thousands)
PETROLEUM MARKETING(1)
  Revenue ..............................    $ 16,642        $ 22,103
  Operating Income (Loss) ..............         501            (169)

CONVENIENCE STORES
  Revenue ..............................       7,714           9,496
  Operating Loss .......................        (347)           (174)

EDCO ENVIRONMENTAL
  Revenue ..............................         244             195
  Operating Loss .......................         (72)            (32)

TOTAL FROM CONTINUING OPERATIONS
  Revenue ..............................    $ 24,600        $ 31,794
  Operating Income (Loss) ..............          82            (375)

CHEMWAY (DISCONTINUED OPERATION)
  Revenue ..............................         532           2,908
  Operating Income (Loss) ..............        (501)             20

TOTAL
  Revenue ..............................    $ 25,132        $ 34,702
  Operating Loss .......................        (419)           (355)

(1)  Includes the parent company

The Company's net losses for the quarters ended March 31, 1998 and 1997 were $1,195,000 and $433,000, respectively. The increased net loss was primarily attributable to the increased losses in ChemWay and the convenience stores offset by increased income in the petroleum marketing segment, as discussed below.

ESI's consolidated revenues from continuing operations for the three months ended March 31, 1998, were $24,600,000, as compared to $31,794,000 during the comparable period ending March 31, 1997. The $7,194,000 (22.6%) three-month decrease in this year's revenues was primarily attributable to a $5,461,000 decrease in petroleum marketing revenues and a $1,782,000 decrease in convenience store revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

ESI's consolidated gross profit from continuing operations for the three months ended March 31, 1998 was $4,146,000 (16.9%), as compared to $3,973,000 (12.5%)
for the three months ended March 31, 1997. ESI recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the anticipated refund of certain excise taxes which had previously been overpaid. The Company's gross profit in the quarter ended March 31, 1998 was 14.8% of sales before the excise tax credit.

The Company's operating expenses of continuing operations were $4,064,000 in the quarter ended March 31, 1998, as compared to $4,348,000 in the quarter ended March 31, 1997. The Company's operating expenses were 16.5% of revenues in the quarter ended March 31, 1998 and 13.7% in the quarter ended March 31, 1997. Operating expenses decreased for the quarter due to management's program to reduce expenses.

                               PETROLEUM MARKETING

The petroleum marketing segment sales were $16,642,000 in the quarter ended March 31, 1998, as compared to $22,103,000 in the quarter ended March 31, 1997, a $5,461,000 (24.7%) decrease. Fuel sales gallonage were 15,966,000 gallons in the quarter ended March 31, 1998, as compared to 19,425,000 in the quarter ended March 31, 1997, a 3,459,000 (17.8%) decrease. Gross profits for the quarters ended March 31, 1998 and 1997 were $2,340,000 and $1,793,000 respectively. Gross profit expressed as a percent of sales ("Gross Margin") increased to 14.1% in the quarter ended March 31, 1998, as compared to 8.1% in the quarter ended March 31, 1997. Petroleum marketing gross profit in the three months ended March 31, 1998 includes an adjustment of $434,000 due to the anticipated refund of previous overpayment of certain excise taxes. (See above.) Gross Margin in the petroleum marketing segment, before the excise tax credit, was 11.5% of sales in the quarter ended March 31, 1998. Operating expenses decreased $124,000 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Operating expenses were 11.1% of revenues in the quarter ended March 31, 1998, and 8.8% in the quarter ended March 31, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating income was $501,000 in the quarter ended March 31, 1998, as compared to a loss of $169,000 in the quarter ended March 31, 1997. The increase in operating income is due to the recognition of additional gross profit due to the overpayment of excise taxes of $434,000, decreased operating expenses of $124,000, and other increased gross profit of $113,000.

During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Company's Bay City terminal facility was terminated. The Company is presently seeking a new supplier for its terminal operation.

In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff, however, the effect of such reductions did not occur until late in the quarter ended December 31, 1997. The Company further reduced its staff in February 1998.

                               CONVENIENCE STORES

The Company operated 34 stores at the beginning of the quarter and sold 5 stores during the current fiscal quarter, ending the quarter with 29 stores compared with 39 stores in the quarter ended March 31, 1997.

The convenience store segment sales were $7,714,000 in the quarter ending March 31, 1998, as compared to $9,496,000 in the quarter ended March 31, 1997, a $1,782,000 (18.8%) decrease. Fuel sales decreased to $4,278,000 in the quarter ended March 31, 1998, as compared to $5,497,000 in the quarter ended March 31, 1997. Fuel sales gallonage decreased to 3,961,000 gallons in the quarter ended March 31, 1998, as compared to 4,397,000 in the quarter ended March 31, 1997, a 436,000 (9.9%) decrease. Merchandise sales decreased to $3,236,000 in the quarter ended March 31, 1998, as compared to $3,680,000 in the quarter ended March 31, 1997 and other income decreased to $200,000 in the quarter ended March 31, 1998, as compared to $319,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

in the quarter ended March 31, 1997. Management attributes the decrease in sales to operating a weighted average of 19% fewer stores for the fiscal 1998 quarter compared to the fiscal 1997 quarter.

Gross profit for the quarters ended March 31, 1998 and 1997 were $1,666,000 and $1,869,000 respectively. Gross Margin increased to 21.6% in the quarter ended March 31, 1998, as compared to 21.2% in the quarter ended March 31, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

Operating expenses were $2,013,000 in the quarter ended March 31, 1998 compared to $2,195,000 in the quarter ended March 31, 1997. Operating losses were $347,000 during the quarter ended March 31, 1998, as compared to losses of $174,000 during the quarter ended March 31, 1997.

During the first quarter of fiscal 1998, management implemented certain cost reduction programs, including improvements in labor scheduling and control, and reductions in administrative expenses, in order to reduce the convenience stores' overall operating expenses. Management is continually evaluating its store operations, and intends to manage its store portfolio to maximize profitability. Accordingly, the Company sold five under performing stores in February 1998, and has announced that it intends to sell or close four stores in May 1998.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $244,000 in the quarter ended March 31, 1998 as compared to $195,000 in the quarter ended March 31, 1997, a $49,000 (25.0%) increase. Gross profits for the quarters ended March 31, 1998, and 1997 were $140,000 and $162,000 respectively. Gross profit margins decreased to 57.4% in the quarter ended March 31, 1998, as compared to 81.4% in the quarter ended March 31, 1997.

EDCO's operating expenses decreased $23,000 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Operating losses were $72,000 and $32,000 for the quarters ending March 31, 1998 and 1997, respectively. Operating income declined due to lower sales and Gross Margin, partially offset by reduced operating expenses.

                                     CHEMWAY

On February 13, 1998, the Company suspended further production activities at its ChemWay operation. On April 7, 1998, the Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI will sell 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI will dividend its remaining interest to its shareholders. There can be no assurance that a definitive agreement will be entered into or that this transaction will be successfully consummated.

ChemWay sales were $532,000 in the quarter ended March 31, 1998, as compared to $2,908,000 in the quarter ended March 31, 1997. Operating expense decreased $128,000 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Operating losses were $501,000 for the quarter ended March 31, 1998, as compared to an operating income of $20,000 in the quarter ended March 31, 1997. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1998 AND 1997

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or "the Company") business segments for the six months ended March 31, 1998 and 1997.

                                          Six Months         Six Months
                                             Ended              Ended
                                         MARCH 31, 1997     MARCH 31, 1998
                                        ---------------    ---------------
                                        (in thousands)      (in thousands)
PETROLEUM MARKETING(1)
  Revenue .............................    $ 36,702           $ 48,082
  Operating Income (Loss) .............         219               (195)

CONVENIENCE STORES
  Revenue .............................      16,046             19,082
  Operating Loss ......................        (572)              (264)

EDCO ENVIRONMENTAL
  Revenue .............................         621                694
  Operating Income (Loss) .............         (60)                59

TOTAL FROM CONTINUING OPERATIONS
  Revenue .............................    $ 53,369           $ 67,858
  Operating Loss ......................        (413)              (400)

CHEMWAY
  Revenue .............................       2,269              4,518
  Operating Loss ......................      (1,001)              (482)

TOTAL
  Revenue .............................    $ 55,638           $ 72,376
  Operating Loss ......................      (1,414)              (882)

(1)  Includes the parent company

The Company's net losses for the six months ended March 31, 1998 and 1997 were $2,140,000 and $1,208,000, respectively. The increased net loss was primarily attributable to the increased losses in ChemWay and the convenience stores offset by increased income in the petroleum marketing segment, as discussed below.

ESI's consolidated revenues from continuing operations for the six months ended March 31, 1998, were $53,369,000, as compared to $67,858,000 during the comparable period ending March 31, 1997. The $14,489,000 (21.4%) six month decrease in this year's revenues was primarily attributable to a $11,380,000 decrease in petroleum marketing revenues and a $3,036,000 decrease in convenience store revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

ESI's consolidated gross profit from continuing operations for the six months ended March 31, 1998 was $7,972,000 (14.9%), as compared to $8,324,000 (12.3%)
for the six months ended March 31, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year reflecting the anticipated refund of certain excise taxes which were previously overpaid. Of the $434,000, $293,000 was attributable to periods prior to September 30, 1997. The Company's gross profit in the quarter ended March 31, 1998 was 13.8% of sales before the excise tax credit.

The Company's operating expenses were $8,385,000 in the six months ended March 31, 1998, as compared to $8,724,000 in the six months ended March 31, 1997. The Company's operating expenses were 15.7% of revenues in the six months ended March 31, 1998 and 12.9% in the six months ended March 31, 1997. Management took action, including the elimination of nonessential staff, to reduce its overall levels of operating expenses during October 1997, however the effect of such reductions did not occur until late in the fiscal quarter ending December 31, 1997.

                               PETROLEUM MARKETING

The petroleum marketing segment sales were $36,702,000 in the six months ended March 31, 1998, as compared to $48,082,000 in the six months ended March 31, 1997, a $11,380,000 (23.7%) decrease. Fuel sales gallonage were 35,583,000 gallons in the six months ended March 31, 1998, as compared to 42,309,000 in the six months ended March 31, 1997, a 6,726,000 (15.9%) decrease. Gross profits for the six months ended March 31, 1998 and 1997 were $4,219,000 and $3,907,000 respectively. Gross Margin increased to 11.5% in the six months ended March 31, 1998, as compared to 8.1% in the six months ended March 31, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the anticipated refund of certain excise taxes as discussed above. Gross Margin in the petroleum marketing segment was 10.7% of sales in the six month period ending March 31, 1998 before the excise tax credit. Operating expenses decreased $102,000 in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Operating expenses were 10.9% of revenues in the six months ended March 31, 1998, and 8.5% in the six months ended March 31, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating income was $219,000 in the six months ended March 31, 1998, as compared to an operating loss of $195,000 in the six months ended March 31, 1997. The increase in operating income was primarily due to the recognition of gross profit related to the overpayment excise taxes of $434,000, other increased gross profit and to the decreased operating expenses.

During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Company's Bay City terminal facility was terminated. The Company is presently seeking a new supplier for its terminal operation.

In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff, however, the effect of such reductions did not occur until late in the quarter ended December 31, 1997.

The Company further reduced its staff in February 1998.

                               CONVENIENCE STORES

The Company operated 34 stores at the beginning of the six month period and sold 5 stores during the current fiscal quarter, ending the six months with 29 stores compared with 39 stores in the six month ended March 31, 1997.

The convenience store segment sales were $16,046,000 in the six months ending March 31, 1998, as compared to $19,082,000 in the six months ended March 31, 1997, a $3,036,000 (15.9%) decrease. Fuel sales decreased to $8,998,000 in the six months ended March 31, 1998, as compared to $11,295,000 in the six months ended

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

March 31, 1997. Fuel sales gallonage decreased to 8,003,000 gallons in the six months ended March 31, 1998, as compared to 9,893,000 in the six months ended March 31, 1997, a 1,890,000 (19.1%) decrease. Merchandise sales decreased to $6,667,000 in the six months ended March 31, 1998, as compared to $7,198,000 in the six months ended March 31, 1997 and other income decreased to $381,000 in the six months ended March 31, 1998, as compared to $589,000 in the six months ended March 31, 1997. Management attributes the decrease in sales to operating a weighted average of 16.5% fewer stores for the current six month period.

Gross profit for the six month period ended March 31, 1998 and 1997 were $3,418,000 and $3,930,000 respectively. Gross Margin increased to 21.3% in the six months ended March 31, 1998, as compared to 20.4% in the six months ended March 31, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

Operating expenses were $3,990,000 in the six months ended March 31, 1998 compared to $4,195,000 in the six months ended March 31, 1997. Operating losses were $572,000 during the six months ended March 31, 1998, as compared to losses of $264,000 during the six months ended March 31, 1997.

During the first quarter of fiscal 1998, management implemented certain cost reduction programs, including improvements in labor scheduling and control, and reductions in administrative expenses, in order to reduce the convenience stores' overall operating expenses. Management is continually evaluating its store operations, and intends to manage its store portfolio to maximize profitability. Accordingly, the Company sold five under performing stores in February 1998, and has announced that it intends to sell or close four stores in May 1998.

                               EDCO ENVIRONMENTAL

EDCO Environmental sales were $621,000 in the six months ended March 31, 1998 as compared to $694,000 in the six months ended March 31, 1997, a $73,000 (10.5%) decrease. Gross profits for the six month periods ended March 31, 1998, and 1997 were $335,000 and $488,000 respectively. Gross profit margins decreased to 54.0% in the six months ended March 31, 1998, as compared to 70.3% in the six months ended March 31, 1997.

EDCO's operating expenses decreased $34,000 in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The decrease was mainly attributable to the transfer of EDCO's service department to the petroleum marketing segment. Operating losses were $60,000 in the six months ended March 31, 1998, as compared to an operating income of $59,000 for the six months ending March 31, 1997. Operating income declined due to lower sales and Gross Margin, partially offset by reduced operating expenses.

                                     CHEMWAY

On February 13, 1998, the Company suspended further production activities at its ChemWay operation. On April 7, 1998, the Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI will sell 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI will dividend its remaining interest to its shareholders. There can be no assurance that a definitive agreement will be entered into or that this transaction will be successfully consummated.

ChemWay sales were $2,269,000 in the six months ended March 31, 1998, as compared to $4,518,000 in the six months ended March 31, 1997. In the first quarter of fiscal 1997, the aerosol production line was out of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

service in late November through December for complete refurbishing. Gross profit for the six month periods ended March 31, 1998 and 1997 were $80,000 and $734,000 respectively. Gross profit margins decreased to 3.5% for the six months ended March 31, 1998, as compared to 16.2% for the six months ended March 31, 1997. Gross profit decreased due to the liquidation of inventory at prices below cost. Operating expense decreased $136,000 in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Operating losses were $1,001,000 for the six months ended March 31, 1998, as compared to losses of $484,000 in the six months ended March 31, 1997. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

                         CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $1,063,000 as of March 31, 1998, as compared to $1,297,000 at September 30, 1997. Working capital deficit was $6,087,000 as of March 31, 1998, an increase from $1,692,000 as of September 30, 1997. The net decrease in working capital was primarily attributable to an increase in the current portion of long term debt of $2,588,000, a decrease in inventories of $2,085,000, the loss provision for ChemWay of $1,100,000, a decrease in receivables of $961,000 offset by a decrease in accounts payable of $2,900,000.

Cash used by continuing operations was $1,834,000 for the six months ended March 31, 1998, as compared to cash provided by continuing operations of $1,456,000 for the six months ended March 31, 1997. ESI's current ratio, the ratio of current assets to current liability, was .65 at March 31, 1998 and .90 at September 30, 1997.

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios all as defined in the respective loan agreements. At September 30, 1997, December 31, 1997, and March 31, 1998 the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The banks waived these covenant defaults at September 30, 1997 but not at March 31, 1998.

The Company was given notice on April 30, 1998 by one of its lending banks that it has thirty days to cure the defaults and if the defaults are not cured within that time, the bank will accelerate the maturity of the notes to be immediately due and payable. These notes total $1,525,000 and are secured by certain of the Company's convenience stores.

The bank where the Company is out of compliance with the borrowing base limits has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date of April 30, 1998. The bank subsequently extended the maturity date to June 30, 1998.

The Company and a New York based lender are in negotiations for an $11,000,000 credit facility to replace its current lines of credit. There can be no assurance that these negotiations will be successful.

The Company has also identified certain nonessential assets which it intends to sell. In February 1998, the Company sold its investment in 5 under performing convenience stores to an unrelated party. On February 13, 1998, the Company suspended further production activities at its ChemWay operation. The Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI will sell 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI will dividend its remaining interest to its shareholders. There can be no assurance that a definitive agreement will be entered into or that this transaction will be successfully consummated.

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

                                    EVANS SYSTEMS, INC.

                                       (REGISTRANT)

Date: May 14, 1998                  By: /s/ LARRY N. MILLER
                                            Larry N. Miller
                                            Chief Financial Officer
                                            And authorized to sign on
                                            behalf of the Registrant

                                    By: /s/ CHARLES N. WAY
                                            Charles N. Way
                                            Corporate Controller and Director
                                            And authorized to sign on
                                            behalf of the Registrant