Form 10-Q/A
period 1998-03-31
EVANS SYSTEMS INC
filed 1998-05-18
CIK 904901

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

                                         THREE MONTHS      THREE MONTHS
                                            ENDED              ENDED
                                        MARCH 31, 1998     MARCH 31, 1997
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

                                          SIX MONTHS         SIX MONTHS
                                             ENDED              ENDED
                                         MARCH 31, 1998     MARCH 31, 1997
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