Form 10-Q
period 1998-06-30
EVANS SYSTEMS INC
filed 1998-08-14
CIK 904901

As filed with the Securities and Exchange Commission on August 14, 1998

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      For the quarter ended JUNE 30, 1998

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

Yes |X|     No[ ]

 Number of shares of common stock of registrant outstanding exclusive of
 Treasury:

 Shares or shares held by subsidiaries of the registrant at August 14, 1998:
 3,190,984

                              EVANS SYSTEMS, INC.

                                     INDEX

                        PART I.  FINANCIAL INFORMATION


Financial Statements (Unaudited)                                   Page Number

   Condensed Consolidated Balance Sheet
        June 30, 1998 and September 30, 1997                                 3


   Condensed Consolidated Statement of Income
      Three Months Ended June 30, 1998 and 1997 and
      Nine Months Ended June 30, 1998 and 1997                               4


   Condensed Consolidated Statement of Cash Flows
      Nine Months Ended June 30, 1998 and 1997                               5

   Notes  to  the  Condensed   Consolidated  Financial
Statements                                                                   6

Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations                                          8

                          PART II.  OTHER INFORMATION


Exhibits and Reports on Form 8-K

   A.  Exhibits Index                                                       17

   B.  Reports on Form 8-K                                                  17

Signature                                                                   17

                         PART I. FINANCIAL INFORMATION
                              EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (UNAUDITED)

                                                           June 30,    September
                                                             1998       30, 1997
                                                           --------    --------
                                                               (in thousands)
Current Assets:
   Cash and cash equivalents ...........................   $  1,663    $  1,297
   Trade receivables, net of allowance of
doubtful
receivables of $475,000 and $340,000 ...................      3,205       4,584
   Inventory ...........................................      4,445       7,962
   Income taxes receivable .............................        310         310
   Prepaid expenses and other current assets ...........        306         618
   Deferred income taxes ...............................        191         191
   Current assets of ChemWay ...........................      1,310
                                                           --------    --------
          Total current assets .........................     11,430      14,962
Property, plant and equipment, net .....................     17,986      21,610
Other assets ...........................................        879       1,035
Deferred income taxes ..................................      1,732         397
Non-current assets of ChemWay ..........................      2,423
                                                           --------    --------
          Total assets .................................   $ 34,450    $ 38,004
                                                           ========    ========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...............   $  4,385    $  8,474
   Accrued excise and other taxes payable ..............        364         343
   Provision for loss on disposition of
discontinued operation .................................      1,100
   Current portion of long-term debt ...................      8,541       7,837
   Current liabilities of ChemWay ......................      1,853
                                                           --------    --------
          Total current liabilities ....................     16,243      16,654
Long-term debt .........................................      4,856       5,401
Non-current liabilities of ChemWay
                                                           --------    --------
          Total liabilities ............................     21,099      22,055
                                                           --------    --------
Commitments and contingencies Stockholders' equity:
   Common stock $0.01 par value, 15,000,000 shares
      authorized, 3,163,573 shares issued ..............         32          32
   Additional paid-in capital ..........................     12,297      12,297
   Retained earnings ...................................      1,456       4,054
   Treasury stock, 72,589 common shares, at cost .......       (434)       (434)
                                                           --------    --------
          Total stockholders' equity ...................     13,351      15,949
                                                           --------    --------
          Total liabilities and stockholders' equity ...   $ 34,450    $ 38,004
                                                           ========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                          Three Months Ended June 30,   Nine Months Ended June 30,
                                             --------------------          ---------------------
                                               1998        1997              1998        1997
                                             --------    --------          --------    ---------
                                                 (in thousands, except per share amounts)
Revenue:
Refined product sales ....................   $ 21,925    $ 29,926          $ 66,760    $  88,427
Other sales and services .................      4,528       4,947            13,062       14,304
                                             --------    --------          --------    ---------
    Total revenue ........................     26,453      34,873            79,822      102,731
Cost of sales ............................     22,989      30,657            68,386       90,192
                                             --------    --------          --------    ---------
Gross profit .............................      3,464       4,216            11,436       12,539
                                             --------    --------          --------    ---------
Operating expenses:
  Employment expenses ....................      1,795       2,169             6,105        6,653
  Other operating expenses ...............        751         920             2,540        2,747
  General & administrative
        expenses .........................        771         873             2,165        2,436
   Depreciation and
amortization .............................        456         528             1,426        1,377
                                             --------    --------          --------    ---------
    Total operating expenses .............      3,773       4,490            12,236       13,213
                                             --------    --------          --------    ---------
Operating income (loss) ..................       (309)       (274)             (800)        (674)

Other income (expense):
  Interest expense .......................       (160)       (168)             (604)        (620)
  Other, net .............................        143          60               128         (374)
                                             --------    --------          --------    ---------
Loss before benefit from income taxes ....       (326)       (382)           (1,276)      (1,668)

Benefit from income taxes ................        112         132               455          584
                                             --------    --------          --------    ---------
Loss from continuing operations ..........       (214)       (250)             (821)      (1,084)

Discontinued operations:
Loss from discontinued operations of
 ChemWay, net of tax benefit .............       (242)       (283)           (1,070)        (657)
Loss on disposal of ChemWay, including
 provision for losses of $200,000 during
  the phase out period, net of tax benefit       (705)
                                             --------    --------          --------    ---------
Net loss .................................   $   (456)   $   (533)         $ (2,596)   $  (1,741)
                                             ========    ========          ========    =========
Basic and diluted loss per share:
  Continuing operations ..................   $   (.07)   $   (.08)         $   (.26)   $    (.35)
  Loss from discontinued operations
   of ChemWay ............................       (.08)       (.09)             (.35)        (.21)
  Loss on disposal of ChemWay ............                                                  (.23)
                                             --------    --------          --------    ---------
  Net loss ...............................   $   (.15)   $  (0.17)         $  (0.84)   $   (0.56)
                                             ========    ========          ========    =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)



                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                              1998       1997
                                                            -------     -------
                                                              (in thousands)
 Cash flows from operating activities:
      Loss from continuing operations ..................    $  (821)    $(1,084)
      Non-cash adjustments:
            Depreciation and amortization ..............      1,426       1,377
             (Gain) on disposition of fixed assets .....       (150)
            Deferred income taxes ......................       (455)       (584)
            Loss on reclassification of securities .....        375
            Changes in:
                Current assets .........................      1,231      (1,594)
                Current liabilities ....................     (1,073)      1,860
                                                            -------     -------
               Net cash provided (used)
                 by operating activities ...............        158         350
                                                            -------     -------
 Cash flows from investing activities:
      Capital expenditures .............................     (1,769)     (1,881)
      Proceeds from sale of property and
       equipment .......................................      1,236        --
      Other, net .......................................        (75)       (627)
                                                            -------     -------
                Net cash used by
                  investing activities .................       (608)     (2,508)
                                                            -------     -------
 Cash flows from financing activities:
      Notes payable, net ...............................        159         688
      Deferred revenue .................................       --            76
      Issuance of Common Stock .........................       --           165
                                                            -------     -------
               Net cash provided (used)
                 by financing activities ...............        159         929
                                                            -------     -------
Net cash provided  (used) by continuing
  operations ...........................................       (291)     (1,229)

Net cash provided (used) by discontinued
  operation ............................................        657        (750)
                                                            -------     -------
Net increase (decrease) in cash ........................        366      (1,979)
Cash and cash equivalents, beginning of
  period ...............................................      1,297       4,392
                                                            -------     -------
Cash and cash equivalents, end of period ...............    $ 1,663     $ 2,413
                                                            =======     =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             EVANS SYSTEMS, INC.

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A --  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1997. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

On February 13, 1998, the Company suspended further production activities at its ChemWay operation. On April 7, 1998, the Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which Evans Systems, Inc. ("ESI") would have sold 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI would have then dividended its remaining interest to its shareholders. The Company and the unrelated party were unable to reach a definitive agreement, however, and the proposed transaction did not close. The ChemWay operating results are presented as discontinuing operations on the Condensed Consolidated Statement of Income. On May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay. The Company is continuing to seek a purchaser or joint-venture partner for its Chemway operation.

The Company recognized gross profit of $434,000 in the second quarter of the current fiscal year related to the refund of certain excise taxes which had previously been overpaid. Of the $434,000, $293,000 was attributable to periods prior to September 30, 1997.


NOTE B --  SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during the spring and summer when construction, travel, and recreational activities increase.

          THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

NOTE C -- LONG-TERM DEBT

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios all as defined in the respective loan agreements. At September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998 the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The banks have waived these covenant defaults at September 30, 1997 but not as of June 30, 1998.

The Company was given notice on April 30, 1998 by one of its lending banks that it had thirty days to cure the defaults and if the defaults are not cured within that time, the bank intended to accelerate the maturity of the notes to be immediately due and payable. These notes total $1,450,000 and are secured by certain of the Company's convenience stores. The Company has secured a standstill agreement with this bank, pursuant to which the bank will forbear the acceleration of its loans until October 30, 1998.

The bank where the Company is out of compliance with the borrowing base limits has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date of April 30, 1998. The bank subsequently extended the maturity date to September 30, 1998.

The Company has received letters of commitment from a lender, who intends to provide term financing of $12 million. The proposed financing will be secured by certain real-estate and equipment assets, and will bear a floating interest rate. The proposed repayment term of the loans would be 20 years for loans secured by real-estate, and 15 years for equipment loans. The commitment is subject to a number of conditions, including but not limited to satisfactory appraised values and environmental assessments of the assets to be pledged as collateral. The Company has hired an independent appraiser and environmental professionals, and the lender is presently conducting its due diligence examination; there can be no assurance, however, that the proposed loans will be closed. The loan proceeds would be used to retire the Company's existing senior bank debt.

The Company has also signed a letter of interest with an asset-based lender who has proposed to provide up to $8 million in revolving loans, secured by certain of the Company's accounts receivable and inventory assets. Proceeds of the revolving loans would be used for working capital and general corporate purposes. The lender is presently conducting its due diligence examination, however, and there can be no assurance that the proposed loan will close.

NOTE D -- COMMON STOCK

On June 1, 1998, the Company's Board of Directors voted to issue warrants to purchase 100,000 shares of ESI's common stock to a consultant, in exchange for certain consulting services. Proceeds from the warrants will be utilized for working capital purposes. On July 30, 1998 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission pursuant to such warrants. On June 1, 1998 the Company's Board of Directors also authorized the Company to issue 350,000 shares of ESI common stock in a private offering under Regulation D.

NOTE E -- BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share for the quarters ended June 30, 1998 and June 30, 1997 were computed using 3,090,984 and 3,090,939 weighted average common shares. Basic and diluted loss per share for the nine months ended June 30, 1998 and June 30, 1997 were computed using 3,090,984 and 3,069,291 weighted average common shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997


The following table reflects the operating results of Evans Systems, Inc. ("ESI" or "the Company") business segments for the three months ended June 30, 1998 and 1997. This is the third fiscal quarter of ESI's fiscal year which begins on October 1st and ends on September 30th.

                                               Three Months      Three Months
                                                   Ended            Ended
                                               JUNE 30, 1998     JUNE 30, 1997
                                                  --------         --------
                                               (in thousands)    (in thousands)
PETROLEUM MARKETING(1)
Revenue .....................................     $ 17,547         $ 24,593

Operating Income (Loss) .....................         (375)            (201)
CONVENIENCE STORES
Revenue .....................................        8,586           10,056

Operating Income (Loss) .....................            5              (65)
EDCO ENVIRONMENTAL
Revenue .....................................          320              224

Operating Income (Loss) .....................           61               (8)
TOTAL FROM CONTINUING OPERATIONS
Revenue .....................................     $ 26,453         $ 34,873
Operating Income (Loss) .....................         (309)            (274)

CHEMWAY (DISCONTINUED
OPERATION)
Revenue .....................................          264            3,263
Operating Loss ..............................         (320)            (320)

TOTAL
Revenue .....................................     $ 26,717         $ 38,136
Operating Loss ..............................         (629)            (594)

(1)  Includes the parent company

During the first quarter of 1998, the Company implemented its turnaround strategy: to identify and dispose of underperforming assets, to focus on the Company's core businesses of petroleum marketing and convenience store retailing, and to reduce the Company's operating expenses. During the second fiscal quarter, the Company identified the Chemway segment for disposition, and sold five underperforming convenience stores. Subsequent to the end of the third quarter, the Company has sold an additional three convenience stores. Additionally, the Company has identified and has begun the process of selling its investment in certain of its "special purpose lease" customers, served by the petroleum marketing segment. In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff. The Company further reduced its staff in February 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

The accompanying financial statements have been restated to reflect the designation of the Chemway segment as a discontinued operation. Losses in Chemway during the quarter ended June 30, 1998 were $41,000 less than in the quarter ended June 30, 1997, primarily as a result of the Company's decision to cease production activities at Chemway in February 1998.

The Company's loss from continuing operations in the quarter ended June 30, 1998 declined $36,000 as compared with the quarter ended June 30, 1997. Total sales revenues declined $8,420,000, mainly in the petroleum marketing and convenience store segments, but the effect was partially offset by improved overall gross margins and the effects of the Company's expense reduction programs.


                              PETROLEUM MARKETING

The petroleum marketing segment sales were $17,547,000 in the quarter ended June 30, 1998, as compared to $24,593,000 in the quarter ended June 30, 1997, a decrease of $7,046,000 or approximately 20%. Sales at the Company's fuel terminal facility, located at the Port of Bay City, Texas, declined approximately $2,746,000 during the quarter ended June 30, 1998, as compared with the comparable previous year quarter. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Company's Bay City terminal facility was terminated. The Company is presently negotiating with another supplier, however there can be no assurance whether or when the terminal facility will be supplied with fuel. Additionally, the Company has implemented a program to identify and discontinue serving some of its lower-volume customers. Fuel sales in gallons were 16,417,000 gallons in the quarter ended June 30, 1998, as compared to 23,294,000 in the quarter ended June 30, 1997, a decline of 6,877,000 gallons or approximately 29%. Average sales revenue per gallon was comparable in the two comparable fiscal quarters.

Gross profits for the quarters ended June 30, 1998 and 1997 were $1,452,000 and $1,988,000 respectively, primarily as a result of the lower sales in the 1998 quarter, discussed above. Gross profit expressed as a percent of sales ("Gross Margin") declined to 8.3% in the quarter ended June 30, 1998, as compared to 8.5% in the quarter ended June 30, 1997. The reduction in Gross Margin was primarily due to increased competitive activity in the Company's trade areas. The Company has adopted a more aggressive pricing structure in certain of its markets, particularly where other retailers such as grocery chains and mass-market discount retailers have begun selling gasoline.

Operating expenses decreased $342,000 or approximately 16% in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily as a result of the Company's expense reduction program, discussed above. Operating expenses were 10.5% of revenues in the quarter ended June 30, 1998, and 8.9% in the quarter ended June 30, 1997; the difference is primarily due to the lower sales volumes in the current year period, discussed above. Certain expenses of ESI, the parent company, are included in the petroleum marketing results.

The Petroleum Marketing segment incurred an operating loss of ($375,000) in the quarter ended June 30, 1998, as compared to a loss of ($201,000) in the quarter ended June 30, 1997. The increase in operating loss is primarily due to the lower sales volumes and resultant gross profits during the current year period, partially offset by reduced operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                              CONVENIENCE STORES

Since early in the current year, the Company has been repositioning its investment in convenience store assets, by selling underperforming locations. The Company operated 29 stores at the beginning of the quarter as compared with 39 stores in the quarter ended June 30, 1997. During the fourth fiscal quarter of 1998, the Company has sold three more underperforming stores. During the third fiscal quarter of 1998, the Company adopted a more aggressive pricing structure, featuring more competitive gasoline prices with the intent of increasing customer traffic and increasing sales of higher-margin convenience and food items. The Company also further reduced its staff during the quarter ended June 30, 1998.

Average total sales per store increased during the quarter ended June 30, 1998 to approximately $305,000 per store as compared with approximately $258,000 in the quarter ended June 30, 1997, an increase of sales per store of approximately 18.2%. The convenience store segment sales were $8,856,000 in the quarter ending June 30, 1998, as compared to $10,056,000 in the quarter ended June 30, 1997, a $1,200,000 (11.9%) decrease. The decrease in total sales is attributable to the fewer number of stores operating during the current fiscal quarter.

Average fuel sales per store increased during the quarter ended June 30, 1998 to approximately $163,000 per store as compared with approximately $146,000 per store in the quarter ended June 30, 1997, an increase of average fuel sales per store of approximately 11.6%. Fuel sales decreased to $4,716,000 in the quarter ended June 30, 1998, as compared to $5,679,000 in the quarter ended June 30, 1997, primarily as a result of the fewer number of operating stores during the current fiscal year period. Fuel sales gallonage increased to 4,744,000 gallons in the quarter ended June 30, 1998, as compared to 4,715,000 in the quarter ended June 30, 1997. Average fuel gallons per store, however, increased approximately 35% to approximately 164,000 in the quarter ended June 30, 1998, as compared with approximately 121,000 gallons in the quarter ended June 30, 1997. The increase in fuel volume per store is attributable to the Company's more aggressive retail fuel pricing strategy during the current year period.

Average merchandise sales per store increased during the quarter ended June 30, 1998 to approximately $123,000 as compared with approximately $113,000 during the quarter ended June 30, 1997, an increase in average merchandise sales per store of approximately 8.9%. The increase is primarily as a result of the closing of underperforming stores, and to the Company's more aggressive fuel pricing strategy, discussed above. Total merchandise sales decreased to $3,569,000 in the quarter ended June 30, 1998, as compared to $4,411,000 in the quarter ended June 30, 1997, primarily due to the fewer number of operating stores during the current fiscal year period.

Gross profits for the quarters ended June 30, 1998 and 1997 were $1,781,000 and $2,057,000 respectively. Gross Margin increased to 20.7% in the quarter ended June 30, 1998, as compared to 20.5% in the quarter ended June 30, 1997. Management attributes the increase in gross profit margins to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

Average operating expenses per store increased during the quarter ended June 30, 1998 to approximately $61,000 as compared with approximately $54,000 during the quarter ended June 30, 1997, an increase in average operating expenses per store of approximately 13%. The average operating expense per store increased primarily as a result of the Company's closing of underperforming stores: the stores which have been closed were smaller stores which, although less costly to operate, did not have amenities such as food service departments. Total operating expenses of $1,776,000 in the quarter ended June 30, 1998 decreased approximately 16% from $2,122,000 in the quarter ended June 30, 1997, reflecting the fewer number of operating stores during the current year period, as well as the effects of the cost reductions which were implemented during the first fiscal quarter of 1998 (see discussion on the Nine Months Ended June 30, 1998 and 1997, below.)

The Convenience Store Segment generated an operating profit of $5,000 during the quarter ended June 30, 1998, as compared to a loss of $65,000 during the quarter ended June 30, 1997. The improvement is primarily due to the reduction in operating expenses, and to the improvement in gross margins.


                         EDCO ENVIRONMENTAL

EDCO Environmental management have focused attention on increasing sales by seeking outside business, and reducing operating expenses. EDCO Environmental sales were $320,000 in the quarter ended June 30, 1998 as compared to $224,000 in the quarter ended June 30, 1997, a $96,000 (43%) increase. Gross profits for the quarters ended June 30, 1998, and 1997 were $211,000 and $169,000 respectively. Gross profit margins decreased to 65.9% of sales in the quarter ended June 30, 1998, as compared to 75.4% of sales in the quarter ended June 30, 1997.

EDCO's operating expenses decreased $27,000, or approximately 15%, in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, reflecting improved expense controls and staff reductions. EDCO Environmental reported an operating income of $61,000 during the quarter ended June 30, 1998, as compared to an operating loss of ($8,000) during the quarter ended June 30, 1997. The improvement in operating results was due to the increase in sales, and the reduced operating expenses, as compared with the comparable prior year period.


                                    CHEMWAY

On February 13, 1998, the Company suspended production activities at its ChemWay operation. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

Chemway's sales during the quarter ended June 30, 1998 were $264,000, primarily resulting from the disposition of remaining inventory, and some private-label packaging activities. Sales in the comparable 1997 fiscal quarter were $3,263,000. Chemway incurred an operating loss of ($331,000) during the quarter ended June 30, 1998, as compared with an operating loss of ($320,000) in the quarter ended June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 AND 1997


The following table reflects the operating results of Evans Systems, Inc. business segments for the nine months ended June 30, 1998 and 1997.


                                             Nine Months        Nine Months
                                                Ended              Ended
                                           JUNE 30, 1998       JUNE 30, 1997
                                            (in thousands)     (in thousands)
                                               --------          ---------
PETROLEUM MARKETING(1)
Revenue .................................      $ 54,249          $  72,675

Operating Income (Loss) .................          (156)              (397)
CONVENIENCE STORES
Revenue .................................        24,632             29,138
Operating Loss ..........................          (567)              (328)

EDCO ENVIRONMENTAL
Revenue .................................           941                918

Operating Income (Loss) .................             1                 51
TOTAL FROM CONTINUING
OPERATIONS
Revenue .................................      $ 79,822          $ 102,731
Operating Loss ..........................          (722)              (674)

CHEMWAY
Revenue .................................         2,532              7,781
Operating Loss ..........................        (1,321)              (802)

TOTAL
Revenue .................................      $ 82,355          $ 110,512
Operating Loss ..........................        (2,043)            (1,476)

(1)  Includes the parent company

Loss from continuing operations decreased $263,000 in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1997. The decreased loss was primarily due to reduced operating expenses and improved gross margins in the convenience store segment, partially offset by lower sales revenues and resultant gross profits, particularly in the petroleum marketing and convenience store segments.

Operating losses of Chemway, whose production activities were discontinued in February 1998, increased $519,000 in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1998; the increased losses primarily occurred during the first and second quarters, prior to Management's decision to discontinue production activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED


                              PETROLEUM MARKETING

The petroleum marketing segment sales in the nine months ended June 30, 1998 declined $18,426,000 or approximately 25% as compared to the nine months ended June 30, 1997. The decline in sales revenues is primarily due to the reduced volume in gallons, and to the lower average sales prices per gallon which were prevalent through the fiscal 1998 period. Fuel sales in gallons were 52,000,000 gallons in the nine months ended June 30, 1998, as compared to 65,604,000 in the nine months ended June 30, 1997, a decrease of 13,604,000 gallons or approximately 21%, primarily as a result of substantially reduced fuel sales by the Company's terminal facility. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Company's Bay City terminal facility was terminated. The Company is presently negotiating with a prospective new supplier for the terminal, however there can be no assurance as to whether or when such an arrangement will be reached.

Gross profits for the nine months ended June 30, 1998 and 1997 were $5,691,000 and $5,895,000 respectively. Gross Margin increased to 10.5% in the nine months ended June 30, 1998, as compared to 8.1% in the nine months ended June 30, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the refund of certain excise taxes, which had previously been overpaid. Operating expenses declined $445,000 or approximately 7% in the nine months ended June 30, 1998 as compared with the nine months ended June 30, 1997, primarily as a result of the Company's expense reduction program. Expressed as a percentage of sales, however, operating expenses were 11% of revenues in the nine months ended June 30, 1998, and 9% in the nine months ended June 30, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff, however, the effect of such reductions did not occur until late in the quarter ended December 31, 1997. The Company further reduced its staff in February 1998.

An operating loss of $156,000 in the nine months ended June 30, 1998, as compared to an operating loss of $397,000 in the nine months ended June 30, 1997 is primarily due to reduced operating expenses and the excise tax refund, partially offset by lower sales volumes during the fiscal 1998 period.


                              CONVENIENCE STORES

The Company operated 34 stores at the beginning of the nine month period and sold five stores during the second fiscal quarter, ending the nine months with 29 stores compared with 39 stores in the nine months ended June 30, 1997. The Company has subsequently sold another three stores during the fourth fiscal quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

The convenience store segment sales were $24,632,000 in the nine months ending June 30, 1998, as compared to $29,138,000 in the nine months ended June 30, 1997, a decline of $4,506,000 or approximately 15.5%. Fuel sales decreased to $13,647,000 in the nine months ended June 30, 1998, as compared to $16,929,000 in the nine months ended June 30, 1997. Fuel sales in gallons decreased to 12,747,000 gallons in the nine months ended June 30, 1998, as compared to 14,608,000 in the nine months ended June 30, 1997, a decline of 1,861,000 gallons, or approximately 12.7%. Merchandise sales decreased to $10,236,000 in the nine months ended June 30, 1998, as compared to $11,774,000 in the nine months ended June 30, 1997. Other income increased to $663,000 in the nine months ended June 30, 1998, as compared to $435,000 in the nine months ended June 30, 1997. Management attributes the decrease in sales to the fewer number of operating stores during the fiscal 1998 period.

Gross profits for the nine month periods ended June 30, 1998 and 1997 were $5,199,000 and $5,986,000 respectively. Gross Margin increased to 21.1% in the nine months ended June 30, 1998, as compared to 20.5% in the nine months ended June 30, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998, and to the Company's improved Sales Mix during the current year period (see discussion for three month period, above.)

Operating expenses were $5,583,000 in the nine months ended June 30, 1998 compared to $6,315,000 in the nine months ended June 30, 1997. The decline is primarily due to the fewer number of operating stores during the fiscal 1998 period, and to operating staff reductions made during the first and second quarters of 1998.

Operating losses were $384,000 during the nine months ended June 30, 1998, as compared to losses of $328,000 during the nine months ended June 30, 1997. The increased loss in the 1998 period primarily arose during the first and second quarters, and was partially offset by an operating profit during the third fiscal quarter of 1998.

During the first quarter of fiscal 1998, management implemented certain cost reduction programs, including improvements in labor scheduling and control, and reductions in administrative expenses, in order to reduce the convenience stores' overall operating expenses. Management is continually evaluating its store operations, and intends to manage its store portfolio to maximize profitability. Accordingly, the Company sold five under performing stores in February 1998, and has subsequently sold another four stores during the fourth fiscal quarter.

                              EDCO ENVIRONMENTAL

EDCO Environmental sales were comparable in the two comparable nine month periods. Operating income as $50,000 lower in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1997; the variance occurred during the first and second quarters of 1998, and was partially offset by improved operating results in the third quarter of 1998. See discussion for the three month period ended June 30, 1998, above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED

                                    CHEMWAY

On February 13, 1998, the Company suspended further production activities at its ChemWay operation. On April 7, 1998, the Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI would have sold 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. ESI would have then dividended its remaining interest to its shareholders. The Company and the unrelated party were unable to reach a definitive agreement, however, and the proposed transaction did not close. The ChemWay operating results are presented as discontinuing operations on the Condensed Consolidated Statement of Income. On May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay. The Company is continuing to seek a purchaser or joint-venture partner for its Chemway operation.

Chemway sales during the nine months ended June 30, 1998 were $2,532,000 as compared with $7,781,000 during the nine months ended June 30, 1997. In the first quarter of fiscal 1997, the aerosol production line was out of service in late November through December for complete refurbishing. Sales during the fiscal 1998 period were affected by the Company's inability to purchase raw materials, see "liquidity and capital resources" discussion, below.

Gross profit for the nine month periods ended June 30, 1998 and 1997 were $55,000 and $1,150,000 respectively. Gross profit margins declined primarily as a result of the liquidation of inventory at prices below original cost. Operating expenses decreased $696,000 in the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997, primarily as a result of the shutdown of the production facility in February 1998. Operating losses were $1256,000 for the nine months ended June 30, 1998, as compared to losses of $802,000 in the nine months ended June 30, 1997. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $1,663,000 as of June 30, 1998, as compared to $1,297,000 at September 30, 1997. The Company had a working capital deficit of 4,863,000 as of June 30, 1998, as compared with a working capital deficit of $1,692,000 as of September 30, 1997. The working capital deficit is due to the reclassification of a substantial portion of the Company's debts as a current liability, as a result of the Company's ongoing defaults under certain of its borrowing agreements.

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios all as defined in the respective loan agreements. At September 30, 1997, December 31, 1997, March 31, 1998, and June 30, 1998 the Company was in violation of certain of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank. The banks have waived these covenant defaults at September 30, 1997 but not as of June 30, 1998.

The Company was given notice on April 30, 1998 by one of its lending banks that it had thirty days to cure the defaults and if the defaults are not cured within that time, the bank intended to accelerate the maturity of the notes to be immediately due and payable. These notes total $1,450,000 and are secured by certain of the Company's convenience stores. The Company has secured a standstill agreement with this bank, pursuant to which the bank will forbear the acceleration of its loans until October 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- CONTINUED


The bank where the Company is out of compliance with the borrowing base limits has agreed to a standstill of the breach of the borrowing base limits. In exchange for these waivers and the standstill agreement, the Company has pledged the stock of its subsidiaries, pledged the proceeds of the sale of non-income producing assets, provided the bank a second lien on its office facility and agreed to a maturity date of April 30, 1998. The bank subsequently extended the maturity date to September 30, 1998.

The Company has received letters of commitment from a lender, who intends to provide term financing of $12 million. The proposed financing will be secured by certain real-estate and equipment assets, and will bear a floating interest rate. The proposed repayment term of the loans would be 20 years for loans secured by real-estate, and 15 years for equipment loans. The commitment is subject to a number of conditions, including but not limited to satisfactory appraised values and environmental assessments of the assets to be pledged as collateral. The Company has hired independent appraiser and environmental professionals, and the lender is conducting its due diligence examination; there can be no assurance, however, that the proposed loans will be closed. The loan proceeds would be used to retire the Company's existing senior bank debt. The Company has also signed a letter of interest with an asset-based lender who has proposed to provide up to $8 million in revolving loans, secured by certain of the Company's accounts receivable and inventory assets. Proceeds of the revolving loans would be used for working capital and general corporate purposes. The lender is presently conducting its due diligence examination, however, and there can be no assurance that the proposed loan will close.

Cash provided by operating activities was $122,000 during the nine months ended June 30, 1998, as compared to cash provided by continuing operations of $350,000 for the nine months ended June 30, 1997. The decline in cash provided by continuing operations is primarily due to the reduction of trade payables during the current fiscal year, partially offset by reduced accounts receivable and inventory balances, and by a reduced operating loss during the current fiscal year.

The Company has also identified certain nonessential assets which it intends to sell. In February 1998, the Company sold its investment in 5 under performing convenience stores to an unrelated party. On February 13, 1998, the Company suspended further production activities at its ChemWay operation. The Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI would have sold 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. Pursuant to the letter agreement, ESI would then dividend its remaining interest to its shareholders. The Company and the third party were unable to reach a definitive agreement, however, and the transaction did not close. The Company is continuing to seek a purchaser or joint-venture partner for Chemway, however there can be no assurance that one will be found.

On June 1, 1998, the Company's Board of Directors voted to issue warrants to purchase 100,000 shares of ESI's common stock to a consultant, in exchange for certain consulting services. Proceeds from the warrants will be utilized for working capital purposes. On July 30, 1998 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission pursuant to such warrants. On June 1, 1998 the Company's Board of Directors also authorized the Company to issue 350,000 shares of ESI common stock in a private offering under Regulation D.

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

                                         EVANS SYSTEMS, INC.
                                          (REGISTRANT)

Date: August 14, 1998                     By:  /S/RICHARD A. GOEGGEL
                                                  Richard A. Goeggel
                                               Chief Financial Officer
                                               And authorized to
                                               sign on behalf of the Registrant

                                          By: /S/CHARLES N. WAY
                                                 Charles N. Way
                                         Corporate Controller and
                                         Director And authorized to
                                         sign on behalf of the Registrant