Form 10-Q/A
period 1998-06-30
EVANS SYSTEMS INC
filed 1998-08-21
CIK 904901

As filed with the Securities and Exchange Commission on August 21, 1998

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
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                     June 30,      September 30,
                                                       1998            1997
                                                    -----------    -------------
                                                   (in thousands) (in thousands)
                         ASSETS
Current Assets:
   Cash and cash equivalents ......................... $  1,663      $  1,297
   Trade receivables, net of allowance for
doubtful
receivables of $475,000 and $340,000 .................    3,205         4,584
   Inventory .........................................    4,445         7,962
   Income taxes receivable ...........................      310           310
   Prepaid expenses and other current assets .........      306           618
   Deferred income taxes .............................      191           191
   Current assets of ChemWay .........................    1,310
                                                       --------      --------
          Total current assets .......................   11,430        14,962
Property, plant and equipment, net ...................   17,986        21,610
Other assets .........................................      879         1,035
Deferred income taxes ................................    1,732           397
Non-current assets of ChemWay ........................    2,423
                                                       --------      --------

          Total assets ............................... $ 34,450      $ 38,004
                                                       ========      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ............. $  4,385      $  8,474
   Accrued excise and other taxes payable ............      364           343
   Provision for loss on disposition of
discontinued operation ...............................    1,100
   Current portion of long-term debt .................    8,541         7,837
   Current liabilities of ChemWay ....................    1,853
                                                       --------      --------
          Total current liabilities ..................   16,243        16,654
Long-term debt .......................................    4,856         5,401
                                                       --------      --------
          Total liabilities ..........................   21,099        22,055
                                                       --------      --------
Commitments and contingencies Stockholders' equity:
   Preferred stock $0.01 par value, 1,500,000
    shares authorized, no shares issued and
    outstanding Common stock $0.01 par
    value, 15,000,000 shares authorized, 3,163,573
    shares issued ....................................       32            32
   Additional paid-in capital ........................   12,297        12,297
   Retained earnings .................................    1,456         4,054
   Treasury stock, 72,589 common shares, at
cost .................................................     (434)         (434)
                                                       --------      --------
          Total stockholders' equity .................   13,351        15,949
                                                       --------      --------

          Total liabilities and stockholders' equity . $ 34,450      $ 38,004
                                                       ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                           THESE FINANCIAL STATEMENTS.

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                Three Months Ended June 30,  Nine Months Ended June 30,
                                      1998        1997           1998         1997
                                ---------------------------  --------------------------
                                        (in thousands, except per share amounts)

Revenue:
Refined product sales ...........   $ 21,925    $ 29,926       $ 66,760    $  88,427
Other sales and services ........      4,528       4,947         13,062       14,304
                                    --------    --------       --------    ---------
    Total revenue ...............     26,453      34,873         79,822      102,731

Cost of sales ...................     22,989      30,657         68,386       90,192
                                    --------    --------       --------    ---------

Gross profit ....................      3,464       4,216         11,436       12,539
                                    --------    --------       --------    ---------

Operating expenses:
  Employment expenses ...........      1,795       2,169          6,105        6,653
  Other operating expenses ......        751         920          2,540        2,747
  General & administrative
        expenses ................        771         873          2,165        2,436
   Depreciation and
amortization ....................        456         528          1,426        1,377
                                    --------    --------       --------    ---------
    Total operating expenses ....      3,773       4,490         12,236       13,213
                                    --------    --------       --------    ---------

Operating loss ..................       (309)       (274)          (800)        (674)

Other income (expense):
  Interest expense ..............       (160)       (168)          (604)        (620)
  Other, net ....................        143          60            128         (374)
                                    --------    --------       --------    ---------

Loss before benefit from
income taxes ....................       (326)       (382)        (1,276)      (1,668)

Benefit from income taxes .......        112         132            455          584
                                    --------    --------       --------    ---------

Loss from continuing
operations ......................       (214)       (250)          (821)      (1,084)

Discontinued operations:
Loss from discontinued
operations of
ChemWay, net of tax benefit .....       (242)       (283)        (1,070)        (657)
Loss on disposal of
ChemWay, including
provision for losses of
$200,000 during the phase
out period, net of tax
benefit .........................                                               (705)
                                    --------    --------       --------    ---------


Net loss ........................   $   (456)   $   (533)      $ (2,596)   $  (1,741)
                                    ========    ========       ========    =========

Basic and diluted loss per share:

  Continuing operations .........   $   (.07)   $   (.08)      $   (.26)   $    (.35)
  Loss from discontinued
operations of
ChemWay .........................       (.08)       (.09)          (.35)        (.21)
  Loss on disposal of
ChemWay .........................                                  (.23)
                                    --------    --------       --------    ---------

  Net loss ......................   $   (.15)   $  (0.17)      $  (0.84)   $   (0.56)
                                    ========    ========       ========    =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                      NINE MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------
                                                    1998             1997
                                                  --------         --------
                                               (in thousands)  (in thousands)
 Cash flows from operating activities:
      Loss from continuing operations .........    $  (821)        $(1,084)
      Non-cash adjustments:
            Depreciation and amortization .....      1,426           1,377
            Gain on disposition of fixed
              assets ..........................       (150)
            Deferred income taxes .............       (455)           (584)
            Loss on reclassification of
              securities ......................                        375
            Changes in:
                Current assets ................      1,231          (1,594)
                Current liabilities ...........     (1,073)          1,860
                                                   -------         -------
               Net cash provided by
                 operating activities .........        158             350
                                                   -------         -------
 Cash flows from investing activities:
      Capital expenditures ....................     (1,769)         (1,881)
      Proceeds from sale of property and
        equipment .............................       1236
      Other, net ..............................        (75)           (627)
                                                   -------         -------
                Net cash used by
                  investing activities ........       (608)         (2,508)
                                                   -------         -------
 Cash flows from financing activities:
      Notes payable, net ......................        159             688
      Deferred revenue ........................                         76
      Issuance of common stock ................                        165
                                                   -------         -------
               Net cash provided by
                 financing activities .........        159             929
                                                   -------         -------
Net cash used by continuing operations ........       (291)         (1,229)

Net cash provided (used) by discontinued
  operation ...................................        657            (750)
                                                   -------         -------

Net increase (decrease) in cash ...............        366          (1,979)
Cash and cash equivalents, beginning of
  period ......................................      1,297           4,392
                                                   -------         -------

Cash and cash equivalents, end of period ......    $ 1,663         $ 2,413
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

NOTE D -- COMMON STOCK

On June 1, 1998, the Company's Board of Directors voted to issue warrants to purchase 100,000 shares at $1.00 of ESI's common stock to a consultant, in exchange for certain consulting services. Proceeds from the warrants will be utilized for working capital purposes. On July 30, 1998 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission pursuant to such warrants. On June 1, 1998 the Company's Board of Directors also authorized the Company to issue 350,000 shares of ESI common stock in a private offering under Regulation D.

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


                                   Three Months       Three Months
                                      Ended              Ended
                                   JUNE 30, 1998    JUNE 30, 1997
                                   -------------    -------------
                                  (in thousands)    (in thousands)
PETROLEUM MARKETING(1)
Revenue .........................   $ 17,547           $ 24,593
Operating Loss ..................       (375)              (201)

CONVENIENCE STORES
Revenue .........................      8,586             10,056
Operating Income (Loss) .........          5                (65)

EDCO ENVIRONMENTAL
Revenue .........................        320                224
Operating Income (Loss) .........         61                 (8)

TOTAL FROM
CONTINUING OPERATIONS
Revenue .........................   $ 26,453           $ 34,873
Operating Loss ..................       (309)              (274)

CHEMWAY (DISCONTINUED
OPERATION)
Revenue .........................        264              3,263
Operating Loss ..................       (320)              (320)

TOTAL
Revenue .........................   $ 26,717           $ 38,136
Operating Loss ..................       (629)              (594)

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


                              PETROLEUM MARKETING

The petroleum marketing segment sales were $17,547,000 in the quarter ended June 30, 1998, as compared to $24,593,000 in the quarter ended June 30, 1997, a decrease of $7,046,000 or approximately 29%. Sales at the Company's fuel terminal facility, located at the Port of Bay City, Texas, declined approximately $2,746,000 during the quarter ended June 30, 1998, as compared with the comparable previous year quarter. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Company's Bay City terminal facility was terminated. The Company is presently negotiating with another supplier, however there can be no assurance whether or when the terminal facility will be supplied with fuel. Additionally, the Company has implemented a program to identify and discontinue serving some of its lower-volume customers. Fuel sales in gallons were 16,417,000 gallons in the quarter ended June 30, 1998, as compared to 23,294,000 in the quarter ended June 30, 1997, a decline of 6,877,000 gallons or approximately 30%. Average sales revenue per gallon was comparable in the two comparable fiscal quarters.

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

Operating expenses decreased $342,000 or approximately 16% in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily as a result of the Company's expense reduction program, discussed above. Operating expenses were 11.5% of revenues in the quarter ended June 30, 1998, and 8.9% in the quarter ended June 30, 1997; the difference is primarily due to the lower sales volumes in the current year period, discussed above. Certain expenses of ESI, the parent company, are included in the petroleum marketing results.

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

Average total sales per store increased during the quarter ended June 30, 1998 to approximately $305,000 per store as compared with approximately $258,000 in the quarter ended June 30, 1997, an increase of sales per store of approximately 18.2%. The convenience store segment sales were $8,586,000 in the quarter ending June 30, 1998, as compared to $10,056,000 in the quarter ended June 30, 1997, a $1,470,000 (14.6%) decrease. The decrease in total sales is attributable to the fewer number of stores operating during the current fiscal quarter.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

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

EDCO Environmental's operating expenses decreased $27,000, or approximately 15%, in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, reflecting improved expense controls and staff reductions. EDCO Environmental reported an operating income of $61,000 during the quarter ended June 30, 1998, as compared to an operating loss of ($8,000) during the quarter ended June 30, 1997. The improvement in operating results was due to the increase in sales, and the reduced operating expenses, as compared with the comparable prior year period.


                                    CHEMWAY

On February 13, 1998, the Company suspended production activities at its ChemWay operation. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

ChemWay's sales during the quarter ended June 30, 1998 were $264,000, primarily resulting from the disposition of remaining inventory, and some private-label packaging activities. Sales in the comparable 1997 fiscal quarter were $3,263,000. ChemWay's operating losses were comparable in the two comparable quarters.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 AND 1997


The following table reflects the operating results of Evans Systems, Inc. business segments for the nine months ended June 30, 1998 and 1997.

                                                Nine Months         Nine Months
                                                   Ended               Ended
                                               JUNE 30, 1998       JUNE 30, 1997
                                               -------------       -------------
                                               (in thousands)     (in thousands)
PETROLEUM MARKETING(1)
Revenue ...............................         $  54,249           $  72,675

Operating Loss ........................              (156)               (397)
CONVENIENCE STORES
Revenue ...............................            24,632              29,138
Operating Loss ........................              (567)               (328)

EDCO ENVIRONMENTAL
Revenue ...............................               941                 918

Operating Income ......................                 1                  51
TOTAL FROM CONTINUING
OPERATIONS
Revenue ...............................         $  79,822           $ 102,731
Operating Loss ........................              (722)               (674)

CHEMWAY
Revenue ...............................             2,532               7,781
Operating Loss ........................            (1,321)               (802)

TOTAL
Revenue ...............................         $  82,355           $ 110,512
Operating Loss ........................            (2,043)             (1,476)

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

Operating losses of ChemWay, whose production activities were discontinued in February 1998, increased $519,000 in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1998; the increased losses primarily occurred during the first and second quarters, prior to management's decision to discontinue production activites.

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

Operating losses were $567,000 during the nine months ended June 30, 1998, as compared to losses of $328,000 during the nine months ended June 30, 1997. The increased loss in the 1998 period primarily arose during the first and second quarters, and was partially offset by an operating profit during the third fiscal quarter of 1998.

During the first quarter of fiscal 1998, management implemented certain cost reduction programs, including improvements in labor scheduling and control, and reductions in administrative expenses, in order to reduce the convenience stores' overall operating expenses. Management is continually evaluating its store operations, and intends to manage its store portfolio to maximize profitability. Accordingly, the Company sold five under performing stores in February 1998, and has subsequently sold another three stores during the fourth fiscal quarter.

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

Gross profit for the nine month periods ended June 30, 1998 and 1997 were $55,000 and $1,150,000 respectively. Gross profit margins declined primarily as a result of the liquidation of inventory at prices below original cost. Operating expenses decreased $696,000 in the nine months ended June 30, 1998, as compared to the nine months ended June 30, 1997, primarily as a result of the shutdown of the production facility in February 1998. Operating losses were $1,321,000 for the nine months ended June 30, 1998, as compared to losses of $802,000 in the nine months ended June 30, 1997. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $1,663,000 as of June 30, 1998, as compared to $1,297,000 at September 30, 1997. The Company had a working capital deficit of $4,813,000 as of June 30, 1998, as compared with a working capital deficit of $1,692,000 as of September 30, 1997. The working capital deficit is due to the reclassification of a substantial portion of the Company's debt as a current liability, as a result of the Company's ongoing defaults under certain of its borrowing agreements.

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

Cash provided by operating activities was $158,000 during the nine months ended June 30, 1998, as compared to cash provided by continuing operations of $350,000 for the nine months ended June 30, 1997. The decline in cash provided by continuing operations is primarily due to the reduction of trade payables during the current fiscal year, partially offset by reduced accounts receivable and inventory balances, and by a reduced operating loss during the current fiscal year.

The Company has also identified certain nonessential assets which it intends to sell. In February 1998, the Company sold its investment in five under performing convenience stores to an unrelated party. On February 13, 1998, the Company suspended further production activities at its ChemWay operation. The Company and an unrelated party entered into a Letter of Intent to enter into a stock purchase agreement pursuant to which ESI would have sold 80% of the issued and outstanding shares of capital stock of its wholly owned subsidiary, ChemWay Systems, Inc. The Company and the third party were unable to reach a definitive agreement, however, and the transaction did not close. The Company is continuing to seek a purchaser or joint-venture partner for ChemWay, however there can be no assurance that one will be found.

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


                                          EVANS SYSTEMS, INC.

                                          (REGISTRANT)

Date: August 17, 1998                     By:  /s/RICHARD A. GOEGGEL
                                               ---------------------
                                               Richard A. Goeggel
                                               Chief Financial Officer
                                               And authorized to sign on behalf
                                               of the Registrant




                                           By: /s/CHARLES N. WAY
                                               ---------------------
                                               Charles N. Way
                                               Corporate Controller and
                                               Director
                                               And authorized to sign on behalf
                                               of the Registrant