Form 10-K405
period 1998-09-30
EVANS SYSTEMS INC
filed 1999-01-13
CIK 904901

AS FILED WITH THE SECURITIES EXCHANGE COMMISSION OF JANUARY 13, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                    FORM 10-K

(Mark One)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended SEPTEMBER 30, 1998
                                            OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-21956

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                     74-1613155
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                 (Identification number)

     720 AVENUE F NORTH, BAY CITY, TEXAS 77414          (409) 245-2424
    (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                        JERRIEL L. EVANS, SR., PRESIDENT
  Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480     (409) 245-2424
  Physical Address: 720 Avenue F North, Bay City, Texas 77414    (409) 245-2424
    (Name, address, including zip code, and telephone number, including area code, of agent for service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.

                            ------------------------


        Securities registered pursuant to Section 12(g) of the Act: None

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

On January 12, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $26,800,000.

On January 12, 1999, there were 3,545,709 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE. Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 1999, pursuant to Regulation 14A are incorporated by reference in items 9 through 12 of this Annual Report on Form 10-K

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

ITEM 1.  BUSINESS

Evans Systems, Inc. ("ESI"), through its wholly-owned subsidiaries, collectively referred to herein as the "Company", is a vertically integrated company which has historically been engaged in the following business segments:

      o    petroleum marketing;
      o    convenience store operations; and
      o    environmental remediation services.
      o    packaging and marketing of automotive after-market chemical products

The Company began in 1968 with a single gasoline station in Bay City, Texas, emphasizing service and careful attention to customers' preferences and needs. The Company has expanded over the years, and now distributes the products of seven major oil companies, and operates a chain of convenience stores throughout southeast Texas and southern Louisiana.

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. See "Petroleum Marketing" and "Convenience Store" segment discussions, below.

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). ChemWay's financial results have been reclassified as a "discontinued operation" for financial reporting purposes. In December 1998, the Company sold ChemWay in a stock-for-stock transaction to Synaptix Systems Corporation, which has subsequently received permission from its shareholders to change its name to Affiliated Resources Corporation ("Affiliated"). See "ChemWay" below.

Operating results for each of the Company's segments follow (in thousands):


                                  YEAR ENDED        YEAR ENDED      YEAR ENDED
                                 SEPT. 30, 1998   SEPT. 30, 1997  SEPT. 30, 1996
                                 --------------   --------------  --------------

PETROLEUM MARKETING(1)
Revenue .......................     $ 70,467         $ 98,376       $ 91,374
Operating Income (Loss) .......       (2,888)          (1,369)           644

CONVENIENCE STORES
Revenue .......................     $ 32,495         $ 38,300       $ 39,602
Operating Income (Loss) .......         (670)          (1,208)           171

EDCO ENVIRONMENTAL
Revenue .......................     $  1,152         $  1,320       $  2,031
Operating Loss ................          (81)            (399)          (456)

                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                  SEPT. 30, 1998  SEPT. 30, 1997  SEPT. 30, 1996
                                  --------------  --------------  --------------
TOTAL CONTINUING OPERATIONS
Revenue .........................    $ 104,114      $ 137,996        $ 133,007
Operating Income (Loss) .........       (3,639)        (2,976)             359

CHEMWAY
Revenue .........................    $   2,268      $  10,967        $  25,773
Operating Income (Loss) .........         (925)        (1,831)           2,179

TOTAL
Revenue .........................    $ 106,382      $ 148,963        $ 158,780
Operating Income (Loss) .........       (4,564)        (4,807)           2,538

(1) Includes administrative expenses of the parent company.

PETROLEUM MARKETING

The following table sets forth the revenues of the Petroleum Marketing segment (in thousands):

                                                   FISCAL YEAR ENDED
                                                      SEPTEMBER 30
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------
Refined petroleum product sales ......     $68,998      $96,714      $89,717
Non-petroleum product sales ..........       1,469        1,662        1,657
                                           -------      -------      -------
Total Sales ..........................     $70,467      $98,376      $91,374

The Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

      o Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company's agreements with such independent store operators ("Special Purpose Leases"), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

      o Independently owned gasoline stations and convenience stores ("Open Dealers") to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Petroleum Marketing segment also supplies lubricants, tires and accessories to commercial and industrial customers.

The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during 1998: the Company was unable to sell fuels through its exchange agreements with other major oil companies. The Company is presently negotiating with another supplier, however there can be no assurance whether or when the terminal facility will be supplied with fuel.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of September 30, 1998, the Company sold its investment at 23 of the lower-volume Special Purpose Lease accounts, and has subsequently sold the equipment at seven additional sites. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The Special Purpose Lease locations where the Company sold its investment in equipment are now served by the Company as Open Dealers. See "Environmental Issues," below. The Company estimates that it will spend approximately $237,000 in the year ended September 30, 1999 to comply with the December 22, 1998 environmental standards.

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced gross margin, working capital requirements, and capital investment, resulting in an improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

CONVENIENCE STORES

The following table sets forth the revenues of the Convenience Store segment (in thousands):

                                                       FISCAL YEAR ENDED
                                                          SEPTEMBER 30
                                                 -------------------------------
                                                   1998        1997        1996
                                                 -------     -------     -------
Refined petroleum product sales ............     $18,162     $22,525     $22,993
Merchandise sales ..........................      13,509      15,089      15,996
Other income ...............................         824         686         613
                                                 -------     -------     -------
Total Sales ................................     $32,495     $38,300     $39,602

Number of operating stores at year-end .....          27          33          40


At September 30, 1998, the Company operated one full-service station without a convenience store and 26 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. Eight of the Company's convenience stores are co-branded with a nationally recognized fast food franchised or licensed food service operation.

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and Louisiana.

During fiscal 1998, the Company discontinued operations at six underperforming convenience stores, and sold the equipment and business to independent convenience store operators. In each of these transactions, the Company retained the wholesale gasoline business, through an Open Dealer contract.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. EDCO Environmental currently focuses its efforts on the following activities:

   Underground storage tank ("UST") removal    UST regulator upgrades
   Site assessments for regulatory agencies    UST repairs and maintenance
   Site clean up reimbursement

EDCO Environmental has provided environmental remediation services to approximately 100 customers ranging from gasoline stations, convenience stores, public utilities, banks, major oil companies, large industrial corporations, various small local enterprises and a variety of governmental institutions and enterprises. The environmental protection business is primarily the result of government mandate. In the mid-1980's, the EPA initiated a program for the management of USTs throughout the U.S.

The EPA now requires stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new motor vehicles. The deadline for compliance with the new UST improvement guidelines was December 1998.

A number of states, including Texas, have established remediation funds to assist owners/operators in the clean-up of leaking USTs. In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a tax assessed on motor fuels sold in the state. Financing programs secured by assignments of rights to reimbursement by the Texas Natural Resource Conservation Commission ("TNRCC") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. For locations where contamination already exists, the UST owner/operator must comply with TNRCC clean-up regulations or risk fines of up to $10,000 per day and disqualification from the benefits and funding of the GPA.

The TNRCC is continuing to provide reimbursements for clean-up of contaminated locations.

CHEMWAY

ChemWay previously packaged aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. In October 1998, the Company entered into an agreement to sell ChemWay to Affiliated. The agreement provides, among other things, that the Company will receive 1,500,000 shares of Affiliated common stock in exchange for all of the outstanding shares of ChemWay. The number of shares received as the purchase price of ChemWay is subject to upward adjustment if the stock price of the Affiliated common stock declines at the 12 month anniversary of the closing, up to a maximum of 1,000,000 additional shares. The Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. The sale of ChemWay to Affiliated was closed on December 30, 1998.

EMPLOYEE RELATIONS

The Company employs 304 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes. On July 1, 1997, the Company implemented an employee directed 401K plan.

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

ITEM 2.   PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns 20 convenience stores with gasoline installations in Texas and Louisiana, and rents or leases another 28 convenience stores under varying terms.

The Company's general offices are located in a 10,300 square foot, free-standing building located on a 15-acre tract with 400 feet of frontage along Highway 60 North in Bay City, Texas. EDCO Environmental's facilities include a 19,200 square foot shop, fabrication, and maintenance building adjacent to the administration building.

Additional office and administrative operations (5,985 square feet) and 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, are located on 3 acres of land approximately 1/2 mile north of the general offices on Highway 60. Bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks, are located adjacent to the warehouses

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. In the opinion of management, there are no legal proceedings which, by themselves or in the aggregate could be expected to have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK INFORMATION

Traded On the National Market System -- The Company's Common Stock, $.01 par value, is listed on the NASDAQ exchange under the Symbol "EVSI." At September 30, 1998, there were approximately 1,350 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

On January 20, 1997, the Company paid a 5% stock dividend to shareholders of record on December 31, 1996. In lieu of the issuance of fractional shares, $148.31 of cash was paid.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ, which has not been adjusted for the stock dividend noted above, is listed below:

DATES                                                         HIGH        LOW
-----                                                         ----       ------
October 1, 1996 through December 31, 1996 .................   6          4 1/32
January 1, 1997 through March 31, 1997 ....................   5 3/4      3 7/8
April 1, 1997 through June 30, 1997 .......................   4 1/4      3 1/8
July 1, 1997 through September 30, 1997 ...................   3 3/4      2 3/8
October 1, 1997 through December 31, 1997 .................   2 3/4      1 1/8
January 1, 1998 through March 31, 1998 ....................   1 3/4       15/16
April 1, 1998 through June 30, 1998 .......................   3 7/8        7/8
July 1, 1998 through September 30, 1998 ...................   5 7/8      3 3/8

                         ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

                                                                YEAR ENDED SEPTEMBER 30
                                            -------------------------------------------------------------
INCOME STATEMENT DATA:                         1998         1997         1996         1995         1994
                                            ---------    ---------    ---------    ---------      -------
Revenues ................................   $ 104,114    $ 137,996    $ 133,007    $ 135,342      100,108
Gross Profit ............................      14,157       15,444       17,266       17,345       13,341
Operating Income (Loss) .................      (3,639)      (2,976)         359          226          935
Income (Loss) from Continuing Operations       (3,336)      (2,993)        (185)        (110)       1,064
Net Income (Loss) .......................      (4,164)      (4,339)       1,119          335          740
Basic Income (loss) from continuing
operations per common share(1)...........       (1.07)        (.97)        (.06)        (.04)         .35
Basic earnings (loss) per common share(1)       (1.34)       (1.41)         .37          .11          .24
Basic weighted average number of common
shares outstanding(1)....................       3,116        3,075        3,010        3,026        3,069
Diluted earnings (loss) from continuing
operations per common share(1)...........       (1.07)        (.97)        (.06)        (.04)         .34
Diluted earnings (loss) per common share(1)     (1.34)       (1.41)         .37          .11          .23
Weighted average number of common and
common equivalent shares outstanding(1)..       3,116        3,075        3,010        3,026        3,152


(1) Adjusted for 5% stock dividend as discussed in Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters.

                                               1998         1997         1996        1995         1994
                                            ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Current Assets ..........................   $   9,980    $  14,962    $  18,726    $  21,566    $  18,250
Current Liabilities .....................       8,737       16,654        9,724       16,698       11,938
Current Ratio ...........................      1.14:1        .90:1       1.93:1       1.29:1       1.53:1
Total Assets ............................      33,188       38,004       41,073       40,609       33,164
Long-Term Debt ..........................      11,151        5,401       10,400        4,663        2,168
Total Stockholders' Equity ..............      13,300       15,949       19,748       18,534       18,327


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

                              RESULTS OF OPERATIONS

1998 COMPARED WITH 1997

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses.

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). In December 1998, the Company sold ChemWay to Affiliated in a stock-for-stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, Inc., the Company received 1,500,000 shares of Affiliated common stock; the number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction Management estimates the Company will record a gain on the disposition of ChemWay of approximately $1,000,000, net of income taxes.

Consolidated sales revenues from continuing operations declined to $104,114,000 in 1998, from $137,996,000 in 1997, a decline of $33,882,000 or approximately 24.5%. During 1998, the Company implemented its turnaround strategy to rationalize its base of stores and customers, which resulted in sales declines in each of the Company's business segments. Sales revenues also declined as a result of the lower overall pricing levels for petroleum products which prevailed during 1998, as compared with 1997. Additionally, sales of fuels through the Company's terminal facility declined $8,568,000 during 1998 as a result of the termination of the Company's supply agreement for such facility. See segment discussions, below.

Gross profit in 1998 was $14,157,000 as compared with $15,444,000 in 1997, a decline of $1,287,000 or approximately 8.3%. Gross profit expressed as a percentage of sales ("Gross Margin"), however, increased to approximately 13.6% of sales in 1998 as compared with approximately 11.2% of sales in 1997. The improved Gross Margin is principally attributable to the closing of unprofitable stores and improved management of the Company's daily pricing of fuels.

Operating expenses in 1998 were $17,796,000, as compared with $18,420,000 in 1997, a decrease of $624,000 or approximately 3.4%. Operating expenses in 1998 include a noncash charge of $1,133,000 in compensation expense, as a result of the application of APB25 with respect to certain incentive stock options which had previously been awarded to employees, see Note 7 of Notes to Consolidated Financial Statements included herein. Fiscal 1997 included a provision for loss on marketable securities of $497,000 and a write-down of other assets of approximately $818,000. The decline in operating expenses in 1998, as compared with 1997, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses from continuing operations increased $663,000; operating losses on continuing operations were $3,639,000 in 1998 as compared with $2,976,000 in 1997. As noted above, fiscal 1998 results include a non-cash charge of $1,133,000 pursuant to the application of APB25 with respect to certain incentive stock options which had previously been awarded to employees, see Note 7 of Notes to Consolidated Financial Statements included herein. Adjusted for the effect of the noncash compensation expense charge, operating losses from continuing operations declined $470,000. The Convenience Store segment and EDCO Environmental segment improved during 1998, however the improvement was offset by higher losses in the Petroleum Marketing segment, due to reduced sales revenues, the $1,133,000 non-cash compensation expense charge, the effect of which was partially offset by an improved Gross Margin.

The Company incurred net losses of $4,164,000 and $4,339,000 for fiscal years ended September 30, 1998 and September 30, 1997, respectively. Losses from continuing operations were $3,336,000 and $2,993,000 in fiscal years 1998 and 1997, respectively. As described above, the net loss for 1998 included a non-cash charge of $1,133,000.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $27,909,000 to $70,467,000 in 1998, as compared with $98,376,000 in 1997, a decline of approximately 28%. Fuel sales in gallons was 67,609,000 in 1998, as compared with 88,448,000 gallons in 1997, a decrease of approximately 24%. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy Systems, Inc.

("Way Energy") also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during 1998: the Company was unable to sell fuels through its exchange agreements with other major oil companies. Way Energy's sales during 1998 were $3,826,000 as compared with $12,394,000 in 1997, a decline of $8,568,000 or approximately 69%. The Company is presently negotiating with another supplier, however there can be no assurance whether or when the terminal facility will be supplied with fuel.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of September 30, 1998, the Company sold its investment at 23 of the lower-volume Special Purpose Lease accounts, and has subsequently sold the equipment at seven additional sites. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The Special Purpose Lease locations where the Company sold its investment in equipment are now served by the Company as Open Dealers. See "Environmental Issues," in Section 1, Business, included herein.

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced Gross Margins, working capital requirements, and reduced capital investment, resulting in improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

Gross profit in the Petroleum Marketing Segment was $6,696,000 in 1998, as compared with $7,676,000 in 1997, a decline of $980,000 or approximately 12.8%. Gross Margin, however, improved in 1998, to approximately 9.5% of sales as compared with approximately 7.8% in 1997. The improvement in Gross Margin is principally attributable to a higher gross profit earned per gallon, divided by the lower selling prices which prevailed during 1998, as compared with 1997. Gross profit per gallon sold increased in 1998, to approximately $0.099, as compared to $0.087 in 1997, due to improved management of the Company's daily pricing of fuels.

Operating expenses in the Petroleum Marketing Segment were $9,546,000 in 1998, as compared with $9,045,000 in 1997, an increase of $501,000 or approximately 5.5%. Included in 1998, however, is a noncash charge of $1,133,000 for compensation expenses resulting from the issuing of incentive stock options to employees, see Note 7 to the Consolidated Financial Statements included herein. Operating expenses, adjusted for the non-cash charge discussed above, declined $632,000 in 1998, as compared with 1997, reflecting management's cost reduction programs implemented during 1998. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment increased to $2,888,000 in 1998 as compared with 1,369,000 in 1997. The increased loss is primarily due to the lower sales revenues and resultant gross profit, and to the $1,133,000 non-cash charge for compensation expenses pursuant to employee incentive stock options, See Note 7 to the Consolidated Financial Statements, included herein.

CONVENIENCE STORE SEGMENT

Sales in the Convenience Store segment were $32,495,000 in 1998, as compared with $38,300,000 in 1997, a decline of approximately 15%. During 1998, however, the company closed and sold 6 underperforming stores, and has subsequently sold an additional store during December 1998. Fuel sales in 1998 were $18,057,000 as compared with $22,525,000 in 1997; fuel sales in gallons also declined in 1998, to 17,000,000 gallons as compared with 18,459,000 gallons in 1997. The decrease in fuel sales revenues is due to the lower retail selling prices for fuels which prevailed during 1998, and to fewer operating stores during the current year. Merchandise sales decreased $2,487,000 to $13,509,000 as compared with $15,089,000 in 1997. The decline in merchandise sales is primarily due to fewer operating stores during 1998.

Gross profit declined to $6,834,000 in 1998 as compared with $7,402,000 in 1997. Gross Margin in the Convenience Store segment improved during 1998, however, to approximately 21.0% as compared with approximately 19.3% in 1997. Merchandise Gross Margin was comparable in the two years, at approximately 30.5% and 30.4% during 1998 and 1997, respectively. Fuel Gross Margin, however, improved to approximately 10.0% during 1998, as compared with approximately 9.4% during 1997.

The improvement in overall Gross Margin is partially due to the fact that merchandise sales represented a higher percentage of the stores' total sales during 1998 than in 1997; merchandise sales were approximately 41.6% of total sales during 1998 as compared with approximately 39% during 1997. In addition to closing 6 underperforming stores during 1998, the Company began pricing its fuel more aggressively in order to maintain customer traffic, and generate additional higher-margin merchandise sales.

Operating expenses during 1998 in the Convenience Store segment was $7,542,000 as compared with $8,610,000 in 1997, a decrease of $1,068,000 or approximately 12.4%. The decline in operating expenses is principally attributable to the closing of 6 underperforming stores during 1998, and to an overall reduction in staff during 1998.

The Convenience Store segment incurred an operating loss of $670,000 in 1998, as compared with a loss of $1,208,000 in 1997. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

The management of EDCO Environmental has focused its attention on increasing sales of environmental services, and reducing operating expenses. Sales were $1,152,000 in 1998, as compared with $1,320,000 in 1997, a decrease of $168,000 or approximately 12.7%. Gross profit was $627,000 in 1998, an increase of $261,000 from 1997. Gross Margin improved to approximately 54.4% of sales in 1998, as compared with approximately 27.7% of sales during 1997. The improved Gross Margin is primarily attributable to management's decision to discontinue low-margin construction operations at year-end 1997.

Operating expenses at EDCO Environmental decreased $57,000 in 1998, to $708,000 as compared with $765,000 in 1997, a decrease of approximately 7.5%. The decrease is due to increased management emphasis on expense control, and staff reductions.

EDCO Environmental incurred an operating loss of $81,000 in 1998, as compared with an operating loss of $399,000 in 1997. The improvement is due to the higher Gross Margin and reduced operating expenses during 1998.

CHEMWAY

Production activities at the ChemWay facility ceased in February 1998, and the ChemWay segment was classified as a discontinued operation as of March 31, 1998. Sales in the ChemWay segment were $2,268,000 in 1998, as compared with $10,967,000 in 1997, a decline of $8,699,000 or approximately 79.3%. Gross Margin in the ChemWay facility was approximately 3.1% of sales during 1998, as compared with approximately 9.8% in 1997. During 1998, the Company liquidated much of ChemWay's inventories, sometimes at prices at or below cost. Operating expenses at ChemWay were $1,744,000 in 1998, as compared with $2,909,000 in 1997, reflecting the cessation of production activities in February 1998. Operating losses at ChemWay were $925,000 in 1998 as compared with $1,831,000 in 1997, reflecting the reductions in operating expenses during the current fiscal year, partially offset by lower sales and reduced Gross Margins.

1997 COMPARED WITH 1996

The Company's after-tax profits (losses) for the years ended 1997 and 1996, respectively were ($4,339,000) and $1,119,000. Losses from continuing operations were $2,993,000 and $185,000 in the years ended 1997 and 1996, respectively. Management attributes the after-tax profit decrease of $5,458,000 in 1997 as compared with 1996 mainly to the ChemWay sector, which lost $1,346,000 in 1997, as compared with an after tax profit of $1,304,000 in 1996. The increased loss from continuing operations during 1997 is mainly attributable to decreased Gross Margins and an increase in expenses, partially offset by increased revenues. Included in the 1997 loss was a security trading loss of $497,000 and other asset write-downs of approximately $818,000. The Company's revenues from continuing operations for 1997 increased $4,989,000 or approximately 3.8% to $137,996,000 as compared with $133,007,000 in 1996. Fuel sales gallonage increased to 106,907,000 gallons compared to 105,357,000 in 1996; a 1,550,000
(1.5%) increase. The Company's gross profit for 1997 was $15,444,000, or approximately 11.2% of sales as compared to $17,266,000 or approximately 13.0% of sales in 1996. Management attributes the decline in profit margins to competitive pricing in the Petroleum Marketing and EDCO Environmental segments.

Operating expenses increased $1,513,000 in 1997 to $18,420,000 as compared with $16,907,000 in 1996. Expressed as a percentage of sales, operating expenses were approximately 13.3% of sales in 1997 as compared with approximately 12.7% in 1996. The increase is primarily attributable to higher depreciation and amortization expenses in 1997, resulting from the purchase and installation of the Company's new computer hardware and software, and to increased employment expenses in the Petroleum Marketing and Convenience Store segments.

PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $98,376,000 in 1997 compared to $91,374,000 in 1996, a $7,002,000 (7.7%) increase. Fuel sales gallonage increased to 88,448,000 gallons compared to 85,845,000 in 1996, a 2,603,000
(3.0%) increase. Gross profits for 1997 and 1996 were $7,676,000 and $8,810,000, respectively. Gross profit margins decreased to 7.8% compared to 9.6% in 1996. Operating expenses increased $879,000 in 1997. Operating expenses were 9.1% of revenues in 1997, and 8.9% in 1996 primarily due to the transfer of EDCO Environmental's service department into Petroleum Marketing and the related increase in employment expenses, a $111,000 increase in allowance for doubtful accounts in general and administrative expenses and a $100,000 write-down in software costs. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) decreased to ($1,369,000) compared to $644,000 in 1996.


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

Operating expenses increased $837,000 in 1997. Operating expenses were 22.5% of revenues in 1997 and 19.6% in 1996. Increases in operating expenses were centered in employment $202,000, other operating $407,000, and general administration $113,000. The Convenience Store segment incurred an operating loss of $1,208,000, as compared to an operating profit of $171,000 in 1996.


EDCO ENVIRONMENTAL

EDCO Environmental sales were $1,320,000 in 1997 compared to $2,031,000 in 1996; a $711,000 (35.0%) decrease. Gross profit for 1997 and 1996 was $366,000 and $510,000, respectively. Gross profit margins increased to 27.7% compared to 25.1% in 1996. Operating expenses decreased $201,000 in 1997 compared to 1996. The $201,000 decrease was mainly attributable to the transfer of EDCO's service department to Petroleum Marketing offset by asset write-downs of approximately $209,000. Operating loss was $399,000 compared to $456,000 in 1996.

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

                         CAPITAL RESOURCES AND LIQUIDITY

Certain of the Company's notes payable to banks require maintenance of financial covenants, including current ratio, debt to equity ratio, a minimum level of tangible net worth, and fixed charge coverage ratios, all as defined within the respective loan agreements. The Company has been in default of certain of these covenants since September 30, 1997. Additionally, the determination of the amount of funding available under the Company's revolving credit facility with one bank is determined by a borrowing base calculation, based upon levels of accounts receivable and inventory. Amounts outstanding under such revolving credit facility have exceeded the amounts available pursuant to the borrowing base calculation.

The Company had negotiated standstill agreements with the two bank lenders with whom the Company had outstanding covenant defaults, pursuant to which the banks agreed not to accelerate the maturities of such loans in return for additional collateral and consideration by the Company. The present standstill agreements expired at October 31, 1998.

On January 13, 1999, the company received a commitment letter from one of its present bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the proposed terms of the Refinancing, such bank lender would receive a first lien position on certain of the assets of the Company. The Refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so.

Cash and cash equivalents were $831,000 and $1,297,000 at September 30, 1998 and 1997, respectively. The Company had net working capital of $1,243,000, as compared with a deficit of $1,692,000 at September 30, 1997. The working capital deficit in 1997 is due to the reclassification of substantially all of the Company's outstanding debt as a current liability, as a result of the financial covenant defaults discussed above.

Cash used by operating activities was $590,000 in the year ended September 30, 1998, as compared with cash used by operating activities of $1,398,000 in the previous fiscal year. The improvement in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year; the Company's investment in net working capital declined $2,635,000 during the year ended September 30, 1998. Net loss, net of the noncash charge for stock option compensation expense, declined from $4,339,000 in 1997 to $2,763,000 in 1998.

The Company identified certain nonessential assets which it sold during the year ended September 30, 1998; assets disposed of during the current fiscal year included nonperforming convenience stores, the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received proceeds of $1,610,000 from the sale of such assets during 1998. Cash provided by investing activities was $158,000 in 1998, as compared with $747,000 cash used by investing activities during 1997.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000.

                                    YEAR 2000

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, processing, distribution and financial systems.

The Company is in the process of implementing a Y2K readiness program with the objective of having all of the Company's significant Business Systems functioning properly with respect to the Y2K before January 1, 2000.

The first component of the Y2K readiness program is to identify the internal Business Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete; management believes it has identified the Business Systems that may require remediation or replacement. Management is presently assessing the priority of each Business System remediation or replacement project.

The second component of the Y2K readiness program involves the actual remediation and replacement of Business Systems. The Company is primarily utilizing internal resources to complete this project. The Company's objective is to complete substantially all remediation and replacement of internal Business Systems by September 1999.

As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 are bing identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness.

The Company utilizes a limited number of Business Systems in the conduct of its operations, however due to the significant number of Key Business Partners, the Company presently believes that it may experience some disruption in its business due to the Y2K problem.

More specifically, the Company could be materially adversely affected if utilities, private businesses and governmental entities with which it does business or that provide essential services are not Y2K ready. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by January 1, 2000 include, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. However, the Company believes that its Y2K readiness program, including the contingency planning discussed below, should significantly reduce the adverse effect any such disruptions may have.

Concurrently with the Y2K readiness measures described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans may include stockpiling supplies, increasing inventory levels, and securing alternate sources of supply. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

Since much of the Company's cost of its Y2K readiness program has been internal resources, who are also involved in other duties related to the Company's ongoing operations, the cost of the Y2K readiness program is not known, however the Company does not believe that such costs are material. The costs are being expressed as they are incurred, and are being funded through operating cash flow. The costs associated with the replacement of computer systems, hardware or equipment, if necessary, substantially all of which would be capitalized, is not presently available.

The Company's Y2K readiness program is an ongoing process; the estimated completion dates and costs of the Y2K readiness program is subject to change.

THE ESTIMATES AND CONCLUSIONS HEREIN CONTAIN FORWARD-LOOKING STATEMENTS AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, OUR ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON SPECIFIC FACILITIES, AND THE ABILITY OF KEY BUSINESS PARTNERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10 AND 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                  EXECUTIVE COMPENSATION

As permitted by General Instruction G, the information called for by these items with respect to the Company's directors and executive compensation is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than January 28, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements, schedules and exhibits are filed as part of this report:

         (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.

         (3) Exhibits.
         See Index to Exhibits on sequential page 16

(b)      Reports on Form 8-K:
         No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EVANS SYSTEMS, INC.


                                           /s/ J.L. EVANS, SR.
                                               Jerriel L. Evans, Sr.
                                               Chairman of the Board and Chief
                                               Executive Officer

January 13, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ J.L. EVANS, SR.                                   /s/ RICHARD A. GOEGGEL
Jerriel L. Evans, Sr., January 13, 1999               Richard A. Goeggel, January 13, 1999
Chairman of the Board and Chief Executive Officer     Chief Financial Officer and Director


/s/ RICHARD B. DIX                                    /s/ MAYBELL H. EVANS
Richard B. Dix, January 13, 1999                      Maybell H. Evans, January 13, 1999
Executive Vice President                              Secretary and Director


/s/ DARLENE E. JONES                                  /s/ CHARLES N. WAY
Darlene E. Jones, January 13, 1999                    Charles N. Way, January 13, 1999
Treasurer and Director                                Corporate Controller and Director

/s/ CARL W. SCHAFER                                   /s/ PETER J. LOSAVIO
Carl W. Schafer, January 13, 1999                     Peter J. Losavio, Jr., January 13, 1999
Director                                              Director

/s/ JULIE H. EDWARDS
Julie H. Edwards, January 13, 1999
Director


                                INDEX TO EXHIBITS

  EXHIBIT                                                                   SEQUENTIAL PAGE
  NUMBER                          DESCRIPTION OF DOCUMENT                        NUMBER
--------------------------------------------------------------------------------------------
    3.1   Articles of Incorporation of the Company filed with the Texas
          Secretary of State on October 22, 19681. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    3.2   Certificate of Amendment to Articles of Incorporation of Evans
          Systems, Inc., filed with the Texas Secretary of State on September
          21, 19921. Filed with May 11, 1993 filing of Form S-1 Registration
          #33- 62684.
    3.3   Certificate of Amendment of Articles of Incorporation of Evans
          Systems, Inc., filed with the Texas Secretary of State on April 9,
          1993. Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
    3.4   By-Laws of the Company. Filed with May 11, 1993 filing of Form S-1
          Registration #33-62684.
   10.1   Phillips "66" Marketing Agreement dated October 21, 1986. Filed with
          May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.2   Amoco Lubricants Distributor Agreement dated June 21, 1990 and
          Schedule dated January 2, 1992. Filed with May 11, 1993 filing of Form
          S-1 Registration #33-62684.
   10.3   Diamond Shamrock Storage Lease dated July 12, 1985. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
   10.4   Star Enterprise "Texaco" Marketing Agreement effective July 1, 1993.
          Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.5   Shell Lubricants Reseller Agreement effective January 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.6   Texaco Lubricants agreement effective July 1, 1990. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
   10.7   Conoco Jobber Franchise Agreement effective April 1, 1990. Filed with
          May 11, 1993 filing of Form S- 1 Registration #33-62684.
   10.8   Mobil Marine Distributor Agreement effective June 3, 1992. Filed with
          May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.9   Form of Series B Warrants to Purchase Common Stock of Registrant.
          Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.10  Coastal Refinery & Marketing, Inc. Facilities Access Agreement,
          effective September 5, 1989. Filed with May 11, 1993 filing of Form
          S-1 Registration #33-62684.
   10.11  FINA Lubricants Marketing Agreement dated February 1, 1989. Filed with
          May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.12  Texaco Terminating Agreement dated April 30, 1986. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
   10.13  Citgo Petroleum Distributor Franchise Agreement effective August 1,
          1992. Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
   10.14  Incentive Stock Option Plan. Filed with May 11, 1993 filing of Form
          S-1 Registration #33-62684.
   10.15  Form of Incentive Stock Option Agreement. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
   10.16  Summary Plan Description of E.S.O.P. Filed with May 11, 1993 filing of
          Form S-1 Registration #33- 62684.
   10.17  Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the
          year ended September 30, 1994.
   10.18  Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September
          30, 1994.
  *10.19  Employment Agreement with Richard A. Goeggel, effective June 16, 1998.
  *10.20  Employment Agreement with Richard B. Dix, effective April 16, 1998.
  *10.21  Employment Agreement with J.L. Evans, Sr., effective April 6, 1998.
  *10.22  Stock Purchase Agreement dated as of October 30, 1998 by and among the
          Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a.
          Affiliated Resources Corporation, and Way Energy, Inc., a Delaware
          corporation.


  EXHIBIT                                                                    SEQUENTIAL PAGE
  NUMBER                          DESCRIPTION OF DOCUMENT                         NUMBER
---------------------------------------------------------------------------------------------
  *10.23  Amendment No. 1 to Stock Purchase Agreement, dated December 39, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy,
          Inc., a Delaware corporation.
  *22.0   Subsidiaries of Registrant
  *23.0   Consent to the incorporation by reference in the Company's
          Registration Statements on Forms S-3 and S- 8 of the report of
          PricewaterhouseCoopers LLP included herein.

*    Filed herewith.

EVANS SYSTEMS, INC.
FORM 10-K
INDEX TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Report of Independent Accountants.......................................  F-2

Consolidated Balance Sheet at September 30, 1998 and 1997...............  F-3

Consolidated Statement of Operations for the Years Ended
  September 30, 1998, 1997 and 1996.....................................  F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 1998, 1997 and 1996.....................................  F-5

Consolidated Statement of Stockholders' Equity for the
  Years Ended September 30, 1998, 1997 and 1996.........................  F-6

Notes to Consolidated Financial Statements..............................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Evans Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Houston, Texas
January 13, 1999

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

(IN THOUSANDS)                                                      1998        1997
                                                                  --------    --------
                                  ASSETS

Current assets:
   Cash and cash equivalents ..................................   $    831    $  1,297
   Trade receivables, net of allowance for doubtful receivables
     of $264,000 and $340,000, respectively ...................      2,796       4,584
   Inventory ..................................................      3,714       7,962
   Income taxes receivable ....................................        128         310
   Prepaid expenses and other current assets ..................        775         618
   Deferred income taxes ......................................         78         191
   Current assets of ChemWay ..................................      1,658
                                                                  --------    --------
      Total current assets ....................................      9,980      14,962
Property and equipment, net ...................................     17,231      21,610
Other assets ..................................................        837       1,035
Deferred income taxes .........................................      1,750         397
Noncurrent assets of ChemWay ..................................      3,390
                                                                  --------    --------
      Total assets ............................................   $ 33,188    $ 38,004
                                                                  --------    --------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ......................   $  4,939    $  8,817
   Current portion of long-term debt ..........................      1,698       7,837
   Current liabilities of ChemWay .............................      2,100
                                                                  --------    --------
      Total current liabilities ...............................      8,737      16,654
Long-term debt ................................................     11,151       5,401
                                                                  --------    --------
      Total liabilities .......................................     19,888      22,055
                                                                  --------    --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000 shares
     authorized, 3,268,298 and 3,163,573 shares issued,
     respectively .............................................         33          32
   Additional paid-in capital .................................     13,811      12,297
   Retained earnings (deficit) ................................       (110)      4,054
   Treasury stock, 72,589 shares, at cost .....................       (434)       (434)
                                                                  --------    --------
      Total stockholders' equity ..............................     13,300      15,949
                                                                  --------    --------
      Total liabilities and stockholders' equity ..............   $ 33,188    $ 38,004
                                                                  --------    --------

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1998          1997         1996
                                                       ---------    ---------    ---------
Revenue:
   Refined product sales (including consumer
     excise and state fuel taxes of $20,000, $20,391
     and $17,514, respectively) ....................   $  87,822    $ 119,364    $ 112,790
   Other sales and services ........................      16,292       18,632       20,217
                                                       ---------    ---------    ---------
      Total revenue ................................     104,114      137,996      133,007
Cost of sales ......................................      89,957      122,552      115,741
                                                       ---------    ---------    ---------
Gross profit .......................................      14,157       15,444       17,266
                                                       ---------    ---------    ---------
Operating expenses:
   Employment expenses .............................       8,881        8,961        8,844
   Other operating expenses ........................       3,932        3,886        3,505
   Other general and administrative expenses .......       3,088        3,636        3,074
   Depreciation and amortization ...................       1,895        1,937        1,484
                                                       ---------    ---------    ---------
      Total operating expenses .....................      17,796       18,420       16,907
                                                       ---------    ---------    ---------
Operating income (loss) ............................      (3,639)      (2,976)         359
                                                       ---------    ---------    ---------
Other income (expense):
   Gain on sale of assets ..........................         160           17          125
   Interest income .................................          22           82          165
   Interest expense ................................      (1,312)        (922)        (830)
   Other ...........................................                     (489)        (104)
                                                       ---------    ---------    ---------
      Total other income (expense) .................      (1,130)      (1,312)        (644)
                                                       ---------    ---------    ---------
Loss from continuing operations before benefit
  from income taxes ................................      (4,769)      (4,288)        (285)
Benefit from income taxes ..........................      (1,433)      (1,295)        (100)
                                                       ---------    ---------    ---------
Loss from continuing operations ....................      (3,336)      (2,993)        (185)
Income (loss) from discontinued operations of
  ChemWay to March 31, 1998, less
  applicable income taxes (Note 2) .................        (828)      (1,346)       1,304
                                                       ---------    ---------    ---------
Net income (loss) ..................................   $  (4,164)   $  (4,339)   $   1,119
                                                       ---------    ---------    ---------

Basic and diluted earnings (loss) per common share:
   Loss per common share from continuing
     operations ....................................   $   (1.07)   $   (0.97)   $   (0.06)
   Discontinued operations .........................       (0.27)       (0.44)        0.43
                                                       ---------    ---------    ---------
   Earnings (loss) per common share ................   $   (1.34)   $   (1.41)   $    0.37
                                                       ---------    ---------    ---------
   Basic and diluted weighted average common
     shares outstanding ............................       3,116        3,075        3,010
                                                       ---------    ---------    ---------

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------

(IN THOUSANDS)                                              1998      1997       1996
                                                          -------    -------    -------
Cash flows from operating activities:-
   Net income (loss) ..................................   $(4,164)   $(4,339)   $ 1,119
   Adjustments:
    Depreciation and amortization .....................     2,105      2,129      1,627
    Stock option compensation expense .................     1,401
    Deferred operating loss of ChemWay ................      (414)
    Gain on sale of assets ............................      (160)       (17)      (125)
    Deferred income taxes .............................    (2,165)    (1,806)       479
    Loss on marketable securities .....................                  498        106
    Changes in assets and liabilities:
      Receivables .....................................     1,771        576      1,207
      Inventory .......................................     3,060        220        (32)
      Prepaid expenses and other ......................      (187)       359        432
      Accounts payable and accrued expenses ...........    (2,019)     1,255     (3,688)
      Income taxes receivable/payable .................       182       (273)        55
                                                          -------    -------    -------
       Net cash provided (used) by operating activities      (590)    (1,398)     1,180
                                                          -------    -------    -------
Cash flows from investing activities:
   Capital expenditures ...............................    (1,407)    (3,052)    (3,712)
   Proceeds from sale of marketable equity securities .                1,454        346
   Proceeds from sale of property and equipment .......     1,610        667        460
   Other ..............................................       (45)       184       (246)
                                                          -------    -------    -------
       Net cash provided (used) by investing activities       158       (747)    (3,152)
                                                          -------    -------    -------
Cash flows from financing activities:
   New borrowings .....................................     1,715      3,962      8,515
   Reduction of long-term debt ........................    (1,863)    (3,478)    (7,364)
   Net proceeds from stock issuance ...................       114        165         70
                                                          -------    -------    -------
       Net cash provided (used) by financing activities       (34)       649      1,221
                                                          -------    -------    -------
Net decrease in cash and cash equivalents .............      (466)    (1,496)      (751)
Cash and cash equivalents, beginning of year ..........     1,297      2,793      3,544
                                                          -------    -------    -------
Cash and cash equivalents, end of year ................   $   831    $ 1,297    $ 2,793
                                                          -------    -------    -------
Supplemental disclosure of cash flow information:
   Cash paid for interest .............................   $ 1,169    $ 1,178    $   997
   Cash paid for taxes ................................   $    58

Supplemental disclosure of noncash transactions:
   Acquisition of property by capital lease and
     issuance of debt .................................              $   209    $ 1,308

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------

(IN THOUSANDS)
                                         COMMON STOCK          ADDITIONAL    RETAINED     UNREALIZED
                                   ------------------------     PAID-IN      EARNINGS      LOSS ON       TREASURY
                                     SHARES        AMOUNT       CAPITAL     (DEFICIT)     SECURITIES      STOCK         TOTAL
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance - September 30, 1995 ...    2,934,205    $       29    $   11,381   $    7,958    $     (400)   $     (434)   $   18,534

Decrease in marketable equity
  security valuation allowance .                                                                  25                          25
Warrants exercised by
  employees and stock award ....       23,500             1            69                                                     70
Net income for 1996 ............                                                 1,119                                     1,119
5% common stock dividend .......      147,885             1           683         (684)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance - September 30, 1996 ...    3,105,590            31        12,133        8,393          (375)         (434)       19,748

Warrants exercised by employees        57,983             1           164                                                    165
Decrease in marketable equity
  securities valuation allowance                                                                 375                         375
Net loss for 1997 ..............                                                (4,339)                                   (4,339)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance - September 30, 1997 ...    3,163,573            32        12,297        4,054                        (434)       15,949

Warrants exercised .............      104,725             1           152                                                    153
Compensation expense recog-
  nized in connection with
  options granted ..............                                    1,362                                                  1,362
Net loss for 1998 ..............                                                (4,164)                                   (4,164)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance - September 30, 1998 ...    3,268,298    $       33    $   13,811   $     (110)   $     --      $     (434)   $   13,300
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS OPERATIONS
      Evans Systems, Inc. and its subsidiaries (the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services.

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

      INVENTORIES
      Substantially all inventories are products held for sale. Inventories of oil and grease, automotive/chemical products, tire and automotive accessories and convenience store products utilize the first-in, first-out
      (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out
      (LIFO) method which resulted in inventory being $100,000 and $189,000 less at September 30, 1998 and 1997, respectively, than it would have been if the FIFO method had been used.

      PROPERTY AND EQUIPMENT
      Property and equipment is stated at cost and is depreciated utilizing the straight-line method of computing depreciation over their estimated useful lives. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Repairs and maintenance are charged to expense as incurred. Expenditures for major additions and replacements which extend the lives of assets are capitalized and depreciated over their estimated useful lives. The Company depreciates assets over the following estimated useful lives:

       Buildings and plant                  15-39 years
       Leasehold improvements               Life of lease, up to 39 years
       Equipment                            15 years
       Transportation equipment             5 years
       Office equipment                     5-7 years

      IMPAIRMENT OF LONG-LIVED ASSETS
      The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
      STOCK-BASED COMPENSATION PLANS
      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans.

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

      EARNINGS (LOSS) PER SHARE
      The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) during the first quarter of 1998. SFAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. All prior years' earnings per share data in the accompanying consolidated financial statements have been restated to reflect the provisions of SFAS 128. Stock options and warrants were not included in the computation of diluted loss per common share for 1998, 1997 and 1996 since they would have resulted in an antidilutive effect on loss from continuing operations.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company has various financial instruments, including cash, trade receivables, accounts payable, accrued expenses, revolving credit facilities and notes payable. The carrying values of cash, trade receivables, accounts payable, accrued expenses and notes payable approximates current fair value. Revolving credit facilities are at variable market rates.

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

      CONCENTRATIONS OF CREDIT RISK
      The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds which are considered in the Company's investment strategy. As of the date of the financial statements, the Company has no concentration of customers engaged in similar activities for which a failure to perform up to the terms of their obligations due to shared activities, regions or economic characteristics would result in a material credit risk to the Company. Management believes that its credit and

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------
      collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.

      RECLASSIFICATIONS
      The accompanying consolidated financial statements include reclassifications from financial statements issued in previous years primarily as a result of presenting the historical results of operations of ChemWay Systems, Inc. (ChemWay), a wholly-owned subsidiary of the Company, as discontinued operations.

2.     DISCONTINUED OPERATION

      In February 1998, the Company suspended the production activities of its ChemWay operation which was engaged in the packaging and marketing of automotive after-market chemical products. In March 1998, the Company made the decision to sell ChemWay and recorded an estimated loss on disposal of $705,000 (net of applicable income tax benefit of $395,000) which included a provision for losses of $200,000 during the phase-out period. The results of operations of ChemWay have been classified as discontinued operations and prior periods have been restated. Summary operating results are as follows:

                                                 YEAR ENDED SEPTEMBER 30,
                                            --------------------------------
                                              1998        1997        1996
                                            --------    --------    --------
Revenues ................................   $  2,268    $ 10,967    $ 25,773
Earnings (loss) from operations .........       (925)     (1,831)      2,179
Income tax expense (benefit) ............       (351)       (743)        700
Income (loss) from discontinued operation       (828)     (1,346)      1,304


      On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated). The Company received 1.5 million shares of common stock of Affiliated in exchange for all the outstanding common stock of ChemWay. The Company may receive up to an additional one million shares of common stock of Affiliated one year after the closing date if the average closing price of Affiliated common stock falls below certain amounts as defined in the purchase agreement. The Company will record a gain on the sale, net of income taxes, of approximately $1 million in the first quarter of 1999. As a result of the sale, the loss on disposal and the related provision for losses during the phase-out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

3.     PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30 (in thousands):

                                                               1998        1997
                                                             -------     -------
Land ...................................................     $ 2,698     $ 2,950
Buildings ..............................................       6,275       6,809
Leasehold improvements .................................         766         935
Equipment ..............................................      15,166      18,470
Transportation equipment ...............................       2,533       2,895
Office equipment .......................................       2,292       2,955
                                                             -------     -------
                                                              29,730      35,014
Less - accumulated depreciation and amortization .......      12,499      13,404
                                                             -------     -------
Property and equipment, net ............................     $17,231     $21,610
                                                             -------     -------

4.     LONG-TERM DEBT

      Long-term debt is summarized as follows at September 30 (in thousands):

                                                                 1998      1997
                                                               -------   -------
Notes payable to banks, at prime to prime plus 3%,
  payable to 2003, secured by property and equipment,
  accounts receivable, inventory,  cash surrender value
  of life insurance and common stock of subsidiaries .......   $11,089   $11,135
Capital lease liability ....................................       956     1,209
Notes payable, 7.2% to 11.5%, payable to 2005, secured
  by property, equipment, improvements, inventory,
  accounts receivable and cash surrender value of life
  insurance ................................................       464       625
Other ......................................................       340       269
                                                               -------   -------
                                                                12,849    13,238
Less - current maturities ..................................     1,698     7,837
                                                               -------   -------
      Total ................................................   $11,151   $ 5,401
                                                               -------   -------

      Certain of the Company's notes payable to banks require maintenance of financial covenants, including current, debt to equity, tangible net worth and debt service coverage ratios. At September 30, 1998, the Company was in violation of substantially all of these covenants. In addition, the Company was out of compliance with the borrowing base limits with one bank.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      On January 13, 1999, the Company received a commitment letter from one of its present bank lenders, pursuant to which the bank would (i) waive all previous covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the proposed term of the refinancing, such bank lender would receive a first-lien position on all of the assets of the Company. The refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Management intends to replace the Company's existing loan agreement with this lender with the new commitment and believes the Company will be able to comply with the proposed financial covenants during the next year.

      The Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

      The Company's capital lease liability relates to the lease of the Company's information system and trucks which were capitalized using effective interest rates of 9.3% and 9%, respectively. At September 30, 1998 and 1997, the gross amount of assets recorded under capital leases was $1,436,000 and the related accumulated amortization was $658,000 and $299,000, respectively. Total future capital lease payments are $1,105,000 and include unearned interest of $145,000.

      As of September 30, 1998 (after consideration of the debt refinancing described above), principal maturities of long-term debt are as follows (in thousands):

1999 ..................................................                  $ 1,698
2000 ..................................................                    2,973
2001 ..................................................                    7,008
2002 ..................................................                      328
2003 ..................................................                      201
Thereafter ............................................                      641
                                                                         -------
     Total ............................................                  $12,849
                                                                         -------

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

5.     INCOME TAXES

      The provision for (benefit from) income taxes consists of the following (in thousands):

                                               YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                        1998             1997             1996
                                      -------          -------          -------
Current:
   Federal ..................         $    43          $  (201)         $   (25)
   State ....................             108              (31)             146
                                      -------          -------          -------
                                          151             (232)             121
                                      -------          -------          -------
Deferred:
   Federal ..................          (1,696)          (1,628)             421
   State ....................            (239)            (178)              58
                                      -------          -------          -------
                                       (1,935)          (1,806)             479
                                      -------          -------          -------
      Total .................         $(1,784)         $(2,038)         $   600
                                      -------          -------          -------

      The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                   1998       1997        1996
                                                  -------    -------    -------
Taxes computed by applying
  federal statutory rate .......................  $(2,022)   $(2,169)   $   584
State taxes, net of federal benefit ............     (120)      (137)       135
Stock option compensation expense...............      518
Change in deferred tax asset valuation allowance     (209)       231
Other, net .....................................       49         37       (119)
                                                  -------    -------    -------
      Total ....................................  $(1,784)   $(2,038)   $   600
                                                  -------    -------    -------

      Income taxes are attributable to the following (in thousands):

                                                 YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                           1998           1997           1996
                                          -------        -------        -------
Continuing operations .............       $(1,433)       $(1,295)       $  (100)
Discontinued operations ...........          (351)          (743)           700
                                          -------        -------        -------
      Total .......................       $(1,784)       $(2,038)       $   600
                                          -------        -------        -------

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      Deferred tax assets (liabilities) are comprised of the following (in thousands)
                                                                SEPTEMBER 30,
                                                             ------------------
                                                              1998       1997
                                                             -------    -------
Deferred tax liabilities:
   Book/tax depreciation differences .....................   $(2,391)   $(2,446)
   Other .................................................       (16)       (37)
                                                             -------    -------
      Total ..............................................    (2,407)    (2,483)
                                                             -------    -------
Deferred tax assets:
   Net operating loss carryforward .......................     3,363      2,296
   Alternative minimum tax credit ........................       444        454
   Net capital loss carryforwards ........................       211        205
   Allowance for doubtful receivables ....................       139        167
   Expense accruals ......................................                  103
   Investment tax credit .................................        26         26
   Section 263A inventory adjustment .....................        16         38
   Other .................................................        62         13
                                                             -------    -------
      Total ..............................................     4,261      3,302
                                                             -------    -------
Investment tax credit (and, in 1997, net capital loss
  carryforward) valuation allowance ......................       (26)      (231)
                                                             -------    -------
Net deferred tax assets ..................................   $ 1,828    $   588
                                                             -------    -------

      At September 30, 1998, the Company had regular tax net operating loss carryforwards from continuing operations of $9,205,000 available for federal income tax purposes which expire through 2018.

      At September 30, 1998, ChemWay had regular net operating loss carryforwards of $3,211,000 available for federal income tax purposes and net deferred tax assets of $925,000.

      Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

6.     OPERATING LEASES

      The Company leases 27 convenience store locations and 5 other facilities under operating lease agreements with varying lives and terms. Three of these leases are with related parties (see Note 8). At September 30, 1998, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

YEAR ENDED SEPTEMBER 30,

1999 ...................................................                  $  491
2000 ...................................................                     407
2001 ...................................................                     330
2002 ...................................................                     228
2003 ...................................................                     166
Thereafter .............................................                     284
                                                                          ------
      Total ............................................                  $1,906
                                                                          ------


      In addition, the Company rents 10 convenience store locations and other facilities on a month-to-month basis from various parties, including 5 from a related party (see Note 8). Rent paid for these facilities totaled $75,600, $180,000 and $174,000 for the years ended September 30, 1998,
      1997 and 1996.

      The Company has 12 subleases. Minimum rentals to be received in the future under noncancelable subleases totaled $572,400 as of September 30, 1998.

7.     COMMON STOCK

      On December 16, 1996, the Company declared a five percent stock dividend to stockholders of record on December 31, 1996 which was paid on January 20, 1997. All earnings per share information included in the accompanying financial statements has been adjusted to give retroactive effect to the stock dividend for all periods presented. Additionally, all share information shown below has been adjusted to give retroactive effect to the stock dividend.

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

      In May 1998, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for certain consulting

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      services and recorded compensation expense of $38,500. The warrants were exercised in July 1998.

      The following common stock purchase warrants are outstanding as of September 30, 1998:

                  WARRANT     NUMBER OF          EXPIRATION
                   PRICE      WARRANTS              DATE
                ----------  ------------      -----------------
                   $ 16.50       126,000      July 15, 1999
                      2.86        54,937      August 1, 2002
                      7.62         7,875      December 29, 2002
                            ------------
                                 188,812
                            ------------

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

      In December 1994, the Company adopted the ESI Stock Benefit Plan. Up to 420,000 shares of the Company's common stock may be purchased or granted under the plan, and provision has been made for automatic increases in such amount of shares in the event the number of common shares issued by the Company increases to specified levels. An option granted under the plan by the Board of Directors to a key employee may be an incentive stock option or a nonqualified option and may be accompanied by stock appreciation rights or limited rights. Incentive stock options must be granted at an exercise price of not less than 100% of the then fair market value of the stock. Nonqualified stock options must be granted at an exercise price of not less than 90% of the then fair market value of the stock. All options shall expire upon termination of employment or within five or ten years of the date of grant. Nonemployee directors shall be automatically granted nonqualified options to purchase 2,500 shares of common stock annually. Vesting is to be determined by the Board of Directors.

      In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      which vest in fiscal 1998, 1997 and 1996, subject to achievements of certain profitability levels. The grants will be canceled if such provisions are not met. In 1998, 1997 and 1996, such provisions were not met and all grants were canceled.

      In June 1996, an officer of the Company was awarded 525 shares of restricted common stock.

      In May and December 1997, the Company granted certain employees options to purchase an aggregate of 330,600 shares of common stock at exercise prices ranging from $1.31 to $4.00. The options vest upon the Company's common stock reaching a market value of $6.50 per share for five consecutive days as specified in the agreements. The grants would be canceled if such provisions were not met. The provisions were met in November 1998. The Company recorded compensation expense of $1,133,000 and $229,000 for continuing and discontinued operations, respectively, in the fourth quarter of 1998 for the difference in the exercise prices of the options and the market price of the Company's stock at September 30, 1998.

      A summary of the option activity under the various plans follows:

                                                                      WEIGHTED-
                                                       NUMBER OF       AVERAGE
                                                        SHARES      OPTION PRICE
                                                       ---------    ------------
Outstanding at September 30, 1995 ..................     268,275    $       6.04

Granted in 1996 ....................................      98,700            5.53
Expired in 1996 ....................................    (194,933)           5.81
                                                       ---------
Outstanding at September 30, 1996 ..................     172,042            6.01

Granted in 1997 ....................................      55,714            3.35
Expired in 1997 ....................................    (138,550)           5.32
                                                       ---------
Outstanding at September 30, 1997 ..................      89,206            5.42

Granted in 1998 ....................................     403,800            1.67
Expired in 1998 ....................................     (54,149)           5.00
                                                       ---------
Outstanding at September 30, 1998 ..................     438,857
                                                       ---------

      The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $1.78, $1.89 and $3.31 per option, respectively.

      As of September 30, 1998, 438,857 options were outstanding with exercise prices ranging from $1.25 to $5.70, a weighted average remaining contractual life of 7.5 years and a weighted average option price of $1.43. Of these options outstanding, 25,757 were

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      exercisable with a weighted average option price of $3.93 and 18,857 shares were not registered under a plan.

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

                                                               YEAR ENDED
                                                              SEPTEMBER 30,
                                                        -----------------------
                                                           1998          1997
                                                        ---------     ---------
Net loss:
   As reported .....................................    $  (4,164)    $  (4,339)
   Pro forma .......................................       (3,133)       (4,396)
Basic and diluted loss per share:
   As reported .....................................    $   (1.34)    $   (1.41)
   Pro forma .......................................        (1.01)        (1.43)

      The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 1998: no dividend yield, volatility of 40%, risk-free interest rate of 5.5 - 5.7% and an expected life of five years. For 1997, the following assumptions were used: no dividend yield, volatility of 50 - 52%, risk-free interest rate of 6.4% and an expected life of five years.

8.     RELATED PARTY TRANSACTIONS

      During 1998 the Company leased three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. One ten year lease commenced in December 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option. The other location was sold by the majority shareholder in December 1998. The amounts paid under these leases were $76,800 for the year ended September 30, 1998 and $73,000 for the years ended September 30, 1997 and 1996. Future minimum lease commitments as of September 30, 1998 are $51,200.

      As of September 30, 1998, the Company rents, on a month-to-month basis, five convenience store locations from the majority shareholder. Previously, the Company rented additional locations which were sold by the shareholder to unrelated parties. The total month-to-month rent paid for the year ended September 30, 1998 was $34,800 and $104,000 for the years ended September 30, 1997 and 1996. All five locations were sold by the shareholder to unrelated parties subsequent to September 30, 1998.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

      Other current assets include a note receivable from a former director which was refinanced from an earlier note and is due in quarterly instalments. The note receivable is secured by 13,567 shares of the Company's common stock. The balance of the note receivable was approximately $111,000 at September 30, 1998 and 1997. Interest accrues at 8.5%. The note was repaid in December 1998.

      From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1998 and 1997.

9.     CONTINGENT LIABILITIES

      From time to time the Company exchanges refined products with suppliers by agreeing to purchase or sell refined products at a future date. Such activity could adversely affect the results of operations and financial condition of the Company if the market prices of such products were to fluctuate significantly. As of September 30, 1998, management believes the Company had no material risk related to such activities.

      The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 1998, the Company had no knowledge of any legal proceedings which, by themselves or in the aggregate, could be expected to have a material adverse effect on the Company.

10.    EMPLOYEE BENEFIT PLANS

      The Company established a defined contribution benefit plan, the ESI Employee Retirement Plan, effective July 1, 1997. Employees become eligible for participation in the plan upon attaining the age of 21 and completion of 12 consecutive months of employment and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. The Company recorded contributions to the plan of $45,000 and $40,000 during fiscal 1998 and 1997, respectively.

      In 1992, the Company adopted an employee stock ownership plan to provide retirement benefits to eligible employees. The Company recorded contributions to the plan of $21,000, $40,000 and $117,000 during fiscal 1998, 1997 and 1996, respectively. Effective December 31, 1998, the employee stock ownership plan was merged into the ESI Employee Retirement Plan.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

11.    SEGMENT REPORTING

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

                                                                    PROPERTY
                                        EARNINGS     DEPRECIATION      AND       IDENTI-
                                      (LOSS) FROM        AND        EQUIPMENT    FIABLE
    YEAR ENDED            REVENUES    OPERATIONS     AMORTIZATION   ADDITIONS    ASSETS
                         ---------    -----------    ------------   ---------   ---------
SEPTEMBER 30, 1998
   Petroleum marketing   $  70,467    $    (2,888)   $      1,318   $     687   $  24,211
   Convenience stores       32,495           (670)            465       1,229       7,666
   EDCO Environ ......       1,152            (81)            112           5       1,170
                         ---------    -----------    ------------   ---------   ---------
                         $ 104,114    $    (3,639)   $      1,895   $   1,921   $  33,047
                         ---------    -----------    ------------   ---------   ---------
SEPTEMBER 30, 1997
   Petroleum marketing   $  98,376    $    (1,369)   $      1,379   $   1,559   $  19,643
   Convenience stores       38,300         (1,208)            393         903       8,324
   EDCO Environ ......       1,320           (399)            165           3       1,277
                         ---------    -----------    ------------   ---------   ---------
                         $ 137,996    $    (2,976)   $      1,937   $   2,465   $  29,244
                         ---------    -----------    ------------   ---------   ---------
SEPTEMBER 30, 1996
   Petroleum marketing   $  91,374    $       644    $        956   $   3,067   $  22,872
   Convenience stores       39,602            171             408       1,059       8,912
   EDCO Environ ......       2,031           (456)            120         214         957
                         ---------    -----------    ------------   ---------   ---------
                         $ 133,007    $       359    $      1,484   $   4,340   $  32,741
                         ---------    -----------    ------------   ---------   ---------

      Earnings (loss) from operations by segment represent revenues less operating costs, expenses and depreciation. Identifiable assets are primarily cash, accounts receivable, inventory, property, equipment and cash value of life insurance. All sales by the Company occur in the United States.

      During each of the years ended September 30, 1998, 1997 and 1996, no single customer represented 10% or more of the Company's revenues.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
-------------------------------------------------------------------------------

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited quarterly data is summarized as follows:

                                           YEAR ENDED SEPTEMBER 30, 1998
                                   ---------------------------------------------
                                      Q1          Q2          Q3          Q4
                                   --------    --------    --------    --------
Revenue ........................   $ 28,769    $ 24,600    $ 26,453    $ 24,292
Gross profit ...................      3,826       4,146       3,464       2,721
Operating income (loss) (2) ....       (495)         82        (309)     (2,917)
Loss from continuing
  operations ...................       (560)        (47)       (214)     (2,515)
Net loss (1) ...................       (945)     (1,195)       (456)     (1,568)
Basic and diluted loss per
  common share:
   Loss per common share
     from continuing operations       (0.18)      (0.02)      (0.07)      (0.80)
   Net loss per common share ...      (0.31)      (0.39)      (0.15)      (0.49)


                                           YEAR ENDED SEPTEMBER 30, 1997
                                   ---------------------------------------------
                                      Q1          Q2          Q3          Q4
                                   --------    --------    --------    --------
Revenue ........................   $ 36,064    $ 31,794    $ 34,873    $ 35,265
Gross profit ...................      4,351       3,973       4,216       2,904
Operating income (loss) ........         25        (375)       (274)     (2,352)
Loss from continuing
  operations ...................       (402)       (402)       (250)     (1,939)
Net loss .......................       (775)       (433)       (533)     (2,598)
Basic and diluted loss per
  common share:
   Loss per common share
     from continuing operations       (0.13)      (0.13)      (0.08)      (0.63)
   Net loss per common share ...      (0.26)      (0.14)      (0.17)      (0.84)

       (1) The second quarter of 1998 included an estimated loss, net of applicable taxes of $705,000, for the disposal of the ChemWay operation. The third quarter of 1998 includes an operating loss from ChemWay of $242,000. These estimated losses were reversed in the fourth quarter of 1998 as ChemWay was sold in December 1998 at a gain (Note 2).

      (2) The fourth quarter of 1998 included $1,133,000 in compensation expense for performance-based stock options charged to continuing operations (Note 7).