Form 10-K/A
period 1998-09-30
EVANS SYSTEMS INC
filed 1999-01-28
CIK 904901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)
            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
/X/         ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended SEPTEMBER 30, 1998
                          ------------------------------------------------------

            TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
/ /         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               --------------------  ---------------------------

                        Commission file number 000-21956
                                               ---------

                               EVANS SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                        74-1613155
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

720 Avenue F North, Bay City, Texas                          77404-2480
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Issuer's telephone number, including area code: (409) 245-2424
                                                --------------------------------

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

================================================================================
   TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
================================================================================
Common Stock, $.01 par value         Nasdaq NMS
================================================================================


            Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                     -

            The aggregate market value of the Registrant's Common Stock held by non-affiliates at January 12, 1999 was approximately $26,800,000. For purposes of computing such market value, the Registrant has deemed as affiliates only executive officers, directors and their affiliates.

            The total number of shares of the Registrant's Common Stock outstanding at January 12, 1999 was 3,545,709, exclusive of treasury shares or shares held by subsidiaries of the registrant.

            Documents incorporated by reference: None.

                                EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 1999 to include the information required to be disclosed in Part III thereof.

            Part III of this Annual Report is hereby amended in its entirety to add the following information:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following table sets forth certain information with respect to the current directors and executive officers of the Company.


     NAME                 POSITION                                        AGE
--------------------------------------------------------------------------------

Jerriel L. Evans, Sr.     Chairman of the Board, President and Chief       59
                          Executive Officer

Peter J. Losavio, Jr.     Vice Chairman of the Board                       57

Maybell H. Evans          Director and Secretary                           59

Darlene E. Jones          Director, Treasurer and Administrative Manager   40

Charles N. Way            Director, Vice President and Controller          56

Richard A. Goeggel        Director , Vice President and Chief Financial
                          Officer                                          47

Julie H. Edwards          Director                                         40

Carl W. Schafer           Director                                         62

Richard B. Dix            Executive Vice President                         30

Jerry L. Evans, Jr.       Vice President of Corporate Relations
                          and Human Resources                              33

            The principal occupation of each director and executive officer for at least the last five years is set forth below:

            JERRIEL L. EVANS, SR. has been a member of the Company's Board of Directors since August 1968. Mr. Evans founded the Company in 1968 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. Mr. Evans was born in Flint, Texas, in 1939 and subsequently moved to Woodsboro, Texas, where he graduated from Woodsboro High School in 1957. Mr. Evans attended San Antonio Community College where he majored in Business
Administration. From 1954 to 1960, Mr. Evans owned and operated a gasoline service station. From 1960 to 1968, Mr. Evans was employed by Amoco Oil Company where he held various sales and managerial positions. In 1985, he was awarded top salesman for the Kansas City Region. Because the region comprised several states, the honor bestowed upon Mr. Evans was very prestigious. Additionally, in 1992, Mr. Evans was selected as a Regional Finalist for the Entrepreneur of the year Award granted annually by Ernst & Young and Merrill Lynch.

            PETER J. LOSAVIO, JR. has been a member of the Company's Board of Directors since May 1993. Mr. Losavio was born in Baton Rouge, Louisiana in 1949 and graduated from Baton Rouge High School in 1967. He received his Bachelor of Science degree in chemistry from Tulane University in 1970, and his Masters degree in chemistry from Tulane University in 1973. He graduated from Louisiana State University Law School in Baton Rouge, Louisiana in 1975 and received a masters of law in taxation from the University of Florida in 1976. Mr. Losavio is a Board Certified Tax Attorney. He became a licensed and certified accountant in Louisiana in 1979. He completed the certified financial planning program offered by the College for Financial Planning in Denver, Colorado in 1987. Since 1967, Mr. Lasavio has had a private law practice in Baton Rouge, Louisiana. Mr. Losavio has been a co-author and lecturer for various continuing education programs sponsored by the Society of Louisiana Certified Public Accountants and National Business Institute. He was a speaker at the 1990 Louisiana Advanced Tax Workshop. From 1990 to present, he has been a member of the Ad Hoc Advisory Committee to the Commissioner of Securities for the State of Louisiana. From 1980 to present, he has been as assistant bar examiner. In 1980, he was Chairman of the Tax Committee for the Society of Louisiana Certified Public Accountants.

            MAYBELL H. EVANS has been a member of the Company's Board of Directors since August 1968. Ms. Evans has also served as the Company's Secretary since its inception. Ms. Evans was born in Holliday, Texas in 1939 and graduated from Sweeny High School, Sweeny, Texas, in 1957. She joined the Company full time in 1968, managing accounts receivable, collections, and corporate affairs.

            DARLENE E. JONES has been a member of the Company's Board of Directors since December 1992. Ms. Jones is also Treasurer and serves as the Administrative Manager for the Company. She has held these positions since 1993. Ms. Jones was born in San Antonio, Texas, in 1958, and graduated from Bay City High School in 1976. She then attended and graduated in 1980 from Southwestern University where she received a Bachelor of Science degree in Biology/Chemistry. Subsequently, Ms. Jones completed course work involving computer systems technology. She joined the Company in 1980.

            CHARLES WAY has been a member of the Company's Board of Directors since March 1982. Mr. Way also serves as the Vice President and Controller of the Company. He has held these positions since June 1980 and June 1998, respectively. Mr. Way previously served as the Company's Chief Financial Officer from June 1980 until June 1998. Mr. Way joined the Company in June of 1979. He was born in Houston, Texas, in 1942 and graduated from Jessie H. Jones High School in 1961. He received a B.B.A.

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

            RICHARD A. GOEGGEL has been a member of the Company's Board of Directors since December 1998. Mr. Goeggel was born in St. Louis, Missouri in 1951, and earned his A. B. degree in Economics and M.B.A. in Finance & Accounting from Cornell University in 1974 and 1976 respectively. Until 1997, Mr. Goeggel was employed as Vice President and CFO of Truck Accessories Group, Inc. From 1995 to 1996 he served as financial advisor to the Board of Directors of Stanley Stores, Inc.; and from 1989 to 1995 he was employed with AppleTree Markets, Inc. as Vice President, treasurer and director. Mr. Goeggel joined the Company in January 1998 as financial advisor and was hired as Vice President and Chief Financial Officer in June 1998.

            JULIE H. EDWARDS has been a member of the Company's Board of Directors since December 1997. Ms. Edwards was born in Charleston, West Virginia in 1959 and earned her Bachelor of Science degree in geology and geophysics from Yale University in 1980. Ms. Edwards earned her Masters degree in Business Administration/Finance from Wharton Graduate School in 1985. Ms. Edwards was employed with Smith Barney, Harris Upham & Co. from 1984 to 1991 and served as Vice President of Corporate Finance with Smith Barney, Harris Upham & Co., from 1988 to 1991. Since 1991, Mrs. Edwards has been employed with Frontier Oil Corporation as Senior Vice President of Finance and Chief Financial Officer.

            CARL W. SCHAFER has been a member of the Company's Board of Directors since December 1992. Mr. Schafer was born in Chicago, Illinois in 1936 and obtained his primary and secondary education in Illinois. He received his Bachelor of Arts with distinction from the University of Rochester in 1958. He served with the U. S. Bureau of the Budget as a budget examiner (1961-1964), a legislative analyst (1964-1966), deputy director of budget preparation (1966-1968), director of budget preparation (1968-1969), and as staff assistant to the U. S. House of Representative Appropriations Committee (1969). He served with Princeton University as director of the budget (1969-1972), treasurer (1972-1976), financial vice president, treasurer and chief financial officer (1976-1987). He served as a principal of Rockefeller and Company, Inc., from 1987 to 1990. He is currently president of the Atlantic Foundation, Princeton, New Jersey. He served as co-chairman of the New Jersey Governor's Task Force on improving New Jersey's Economic and Regulatory Climate from 1982 to 1983, and is currently a trustee or director of Roadway Express, Inc., Frontier Oil Corporation, Nutraceutix, Inc., Electronic Clearing House, Inc., Base Ten Systems, Inc., the Paine Webber and Guardian Groups of Mutual Funds, Harbor Branch Institution, Inc., and the Johnson Atelier School of Sculpture. He is a member of the International Advisory Council of William Sword and Company, Inc.

            RICHARD B. DIX joined the Company as Executive Vice President in April 1998. Mr. Dix was born in Corpus Christi, Texas in 1968. He graduated from Baylor University with a B.B.A. in 1990 with a focus on Entrepreneurship and International Business. Prior to joining the Company, Mr. Dix served four years as owner and Chief Executive Officer of Do-Rags, Inc., a recreational head-wear manufacturer, which was sold in 1995. Since 1995, he has been actively involved as a private consultant to several companies.

            JERRY L. EVANS, JR. has been with the Company for over fifteen years, having started with the Company as a Store Associate in 1983. Mr. Evans graduated from Bay City High School in 1983 and attended both Wharton Junior college and Southwest Texas State, where he focused on Communications and Political Science. Mr. Evans served as Vice President of Investor Relations from 1993 to 1998 when he was appointed Vice President of Corporate and Investor Relations and Human Resources in April 1998. Mr. Evans is active on several organization and community committees having served as Chairman of the Matagorda County Republican Party, City Councilman for Bay City, Chairman of the Home Rule Charter Commission and the Board of Directors of the Texas Petroleum Marketers and Convenience Store Association.

            There are no family relationships between any directors and executive officers of the Company except that Jerriel L. Evans, Sr. and Maybell
H. Evans are husband and wife and Jerry L. Evans, Jr. and Darlene E. Jones are their son and daughter, respectively.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

            During the fiscal year ended September 30, 1998 ("Fiscal 1998"), the Company's Board of Directors formally met on nine occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors and committees on which he served during Fiscal 1998. The Board of Directors has no committees other than the Compensation Committee and the Audit Committee.

            The Company's Compensation Committee, which is comprised of Peter J. Losavio (Chairman), Carl W. Schafer and Julie H. Edwards, reviews and approves the compensation of the Company's executive officers and administers and interprets the Company's stock option plans. The Compensation Committee met or took action on two occasions during Fiscal 1998.

            The Company's Audit Committee, which is comprised of Carl W. Schafer (Chairman), Peter J. Losavio and Julie H. Edwards recommends the Company's independent auditors, reviews the scope of their engagement, consults with the auditors, reviews the results of their examination, acts as liaison between the Board of Directors and the auditors and reviews various Company policies, including those relating to accounting and internal controls. The Audit Committee met or took action on three occasions during Fiscal 1998.

COMPENSATION OF DIRECTORS

            During Fiscal 1998, each director, who is not an employee of the Company, received $1,500 for each Board of Directors' meeting attended, or $500 for each committee meeting attended, which was held on a day other than a Board of Director's meeting day. The Company also pays its non-employee directors a monthly retainer fee of $500. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

            On December 19, 1997, directors Edwards, Schafer and Losavio, were each granted options to purchase 7,500 shares of Common Stock at an exercise price of $1.625 per share under the ESI Stock Benefit Plan of 1995.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth, for the fiscal years ended September
30, 1998, 1997, and 1996, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the Company of the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 1998 who received compensation of at least $100,000 during the Fiscal 1998 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE


                                                       Annual Compensation                        Long-Term Compensation Awards
                                      --------------------------------------------------    ----------------------------------------
                                                                          Other Annual      Restricted
              Name and                                                    Compensation        Stock                       All Other
         Principal Position             Year      Salary($)    Bonus($)      ($)(1)          Awards($)    Options(#)    Compensation
         ------------------             ----      ---------    --------   ------------      ----------    ----------    ------------

Jerriel L. Evans, Sr.
          Chairman of the Board,        1998       125,093        -0-         ---              ---         91,500          (2)(3)
          President and                 1997       125,093        -0-         ---             1,210          ---           (2)(3)
          Chief Executive Officer       1996       122,252      37,934        240              292           ---           (2)(3)

Richard A. Goeggel (4)
           Vice-President and           1998       85,000         -0-         ---              ---         50,000          ---
           Chief Financial Officer      1997         -0-          -0-         ---              ---           ---           ---
                                        1996         -0-          -0-         ---              ---           ---           ---

Richard B. Dix (5)
         Executive Vice-President       1998       75,789         -0-         ---              ---         35,000          ---
                                        1997         -0-          -0-         ---              ---           ---           ---
                                        1996         -0-          -0-         ---              ---           ---           ---


(1) Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) In addition to the compensation for Mr. Evans set forth above, he also receives lease income for the rental of various properties used by the Company.

(3) The Company owns two split dollar life insurance policies whereby it pays the premiums and Mr. Evans' estate will receive the death benefit less the accumulated cash value, which would return to the Company. Yearly premiums for Mr. Evans' life insurance policy were $2,580 for 1998, $2,580 for 1997, and $2,580 for 1996.

(4) Mr. Goeggel's employment with the Company (including time spent as a consultant) began in January 1998.

(5)   Mr. Dix's employment with the Company began in April 1998.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

            The following table sets forth certain information concerning Options/SARs granted during Fiscal 1998 to the Named Officers:

                                                                          Potential Realizable Value of Assumed
                                                                               Annual Rates of Stock Price
                                                                            Appreciation for Option Term(2)

                           Shares       % of Total
                         Underlying     Granted to
                        Options/SARs    Employees     Exercise or Base  Expiration
          Name           Granted(#)   In Fiscal 1998    ($/Share)(1)       Date          5%($)        10%($)
          ----           ----------   --------------    ------------       ----          -----        ------

Jerriel L. Evans, Sr.     91,500          22.6%           1.4425        12/19/07       214,996       342,244
Richard B. Dix            35,000           8.6%            1.250        04/16/03        55,839        70,459
Richard A. Goeggel        50,000          12.3%            3.500        04/16/03       223,349       281,839


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

OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

            The following table sets forth all stock options exercised by the Named Officers during Fiscal 1998 and the number and value of unexercised options held by such executive officers at Fiscal Year-End.


                                                                        Number of Securities                    Value of Unexercised
                                                                       Underlying Unexercised                       In-the-money
                                                                             Options at                              Options at
                                                                          Fiscal Year-End                      Fiscal Year-End($)(2)
                                                              --------------------------------------    ----------------------------

            NAME                   Shares         Value          EXERCISABLE        UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
                                 Acquired on    Realized
                                 EXERCISE(#)     ($)(1)

Jerriel L. Evans, Sr.                -0-           -0-               -0-                91,500               -0-          $394,136
Richard B. Dix                       -0-           -0-               -0-                35,000               -0-          $157,500
Richard  A. Goeggel                  -0-           -0-               -0-                50,000               -0-          $112,500



(1) Value realized is calculated based on the difference between the option exercise price and the closing market price of the Company's Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.

(2) Value of unexercised in-the-money options is calculated based on the difference between the option exercise price and the closing price of the Company's Common Stock at fiscal year-end, multiplied by the number of shares underlying the options. The closing price of the Company's Common Stock as reported on the NASDAQ Stock Market on September 30, 1998 was $5.75.

EMPLOYMENT AGREEMENTS

            Jerriel L. Evans, Sr. and the Company entered into an employment agreement, dated April 6, 1998, for Mr. Evans to serve as President and Chief Executive Officer of the Company through September 30, 2001. The agreement provides for an annual base salary of $120,000 during the first year of its term, $140,000 during the second year of its term, $150,000 during the third year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement also provides for an annual bonus in an amount equal to 7 1/2% of the net consolidated after-tax profits of the Company. The agreement provides that certain options granted to Mr. Evans will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Evans is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year, (iii) term life insurance policies in the aggregate face amount of $2,000,000, and (iv) a $500 per month non-accountable car allowance. The agreement also restricts Mr. Evans from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

            Richard B. Dix and the Company entered into an employment agreement, dated June 22, 1998, for Mr. Dix to serve as Executive Vice-President of the Company through April 15, 2000. The agreement provides for an annual base salary of $108,000 during the first year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement provides that certain options granted to Mr. Dix will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Dix is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, and (ii) two weeks paid vacation per year. Upon a change of control of the Company that results in Mr. Dix's removal as Executive Vice-President a significant change in the conditions of his employment or other breach of the agreement, Mr. Dix has the right to elect to deem his employment to have been terminated by the Company and receive a lump sum payment equal to the remaining term of the agreement (which amount shall be reduced such that all payments will be deductible to the Company and not subject to the excise tax imposed by the United States Internal Revenue Code of 1986, as amended). Except as expressly permitted in the agreement, Mr. Dix is also restricted from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

            Richard A. Goeggel and the Company entered into an employment agreement, dated June 22, 1998, for Mr. Goeggel to serve as Vice President and Chief Financial Officer of the Company through June 15, 2000. The agreement provides for an annual base salary of $120,000 during the first year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement provides that certain options granted to Mr. Goeggel will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Goeggel is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, and (ii) two weeks paid vacation per year. Upon a change of control of the Company that results in Mr. Goeggel's removal as Vice-President or Chief Financial Officer, a significant change in the conditions of his employment or other breach of the agreement, Mr. Goeggel has the right to elect to deem his employment to have been terminated by the Company and receive a lump sum payment equal to the remaining term of the agreement (which amount shall be reduced such that all payments will be deductible to the Company and not subject to the excise tax imposed by the United States Internal Revenue Code of 1986, as amended). Except as expressly permitted in the agreement, Mr. Goeggel is also restricted from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 1998, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each executive officer, and (iv) all current directors and executive officers of the Company as a group.


                                                                        Amount and
                                                                         Nature of
                                                                         Beneficial           Percent of
          Name and Address(1)                                           Ownership(2)           Class(3)
          -------------------                                           ------------           --------

J. L. Evans Systems, Ltd., a Texas Limited Partnership                  1,351,200(4)             33.6%
J. L. Evans, Sr.                                                        1,500,162(5)             37.3%
Maybell H. Evans                                                        1,429,715(6)             35.6%
Charles N. Way                                                             39,650(7)               *
Richard B. Dix                                                              1,000                  *
Richard A. Goeggel                                                              0                  0
Darlene E. Jones                                                           65,750(8)              1.6%
J. L. Evans, Jr.                                                           45,869(9)              1.1%
Carl W. Schafer                                                            27,875(10)              *
          c/o The Atlantic Foundation
          66 Witherspoon Road
          Princeton, NJ 08542
Peter J. Losavio, Jr.                                                      20,000(10)              *
          8414 Bluebonnet Blvd., Suite 110
          Baton Rouge, LA 70810
Julie H. Edwards                                                            7,500(11)
           c/o Frontier Oil Corporation
           10000 Memorial Drive, Suite 600
           Houston, TX 77024
All executive officers and directors as a group (10 persons)            1,786,321                44.4%

*        less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
(4)      The general partner is J. L. Evans Management,  Inc.  (controlled by J.
         L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel . Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.
(5) Includes 1,351,200 shares held by J. L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership. Includes 64,500 shares issuable upon the exercise of options.
(6) Includes 1,351,200 shares held by J. L. Evans Systems, Ltd., of which Ms. Evans claims beneficial ownership. Includes 12,500 shares issuable upon the exercise of options.
(7) Includes 24,750 shares issuable to Mr. Way upon the exercise of warrants and 12,500 upon the exercise of options.
(8) Includes 20,000 shares issuable to Ms. Jones upon the exercise of warrants and 45,000 upon the exercise of options.
(9) Includes 45,000 shares issuable to Mr. Evans, Jr. upon the exercise of options.
(10) Includes 20,000 shares issuable to Messrs. Schafer and Losavio upon the exercise of options.
(11) Includes 7,500 shares issuable to Ms. Edwards upon the exercise of options.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 1998, except that each of Messrs. Dix and Goeggel inadvertently filed a Form 3 late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During Fiscal 1998, the Company leased three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987, with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. One ten-year lease commenced in December 1995, with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option. The other location was sold by the majority shareholder in December 1998. The amounts paid under these leases were $76,800 for the years ended September 30, 1998 and $73,000 for the years ended September 30, 1997 and 1996. Future minimum lease commitments as of September 30, 1998 were $51,200.

            During Fiscal 1998, the Company rented, on a month-to-month basis, five convenience store locations from the majority shareholder. Previously, the Company rented additional locations which were sold by the shareholder to unrelated parties. The total month-to-month rent paid for the year ended September 30, 1998 were $34,800 and $104,000 for the years ended September 30, 1998 and $73,000 for the years ended September 30, 1997 and 1996. All five locations were sold by the shareholder to unrelated third parties subsequent to September 30, 1998.

            See Note 8 ("Related Party Transactions") of the Notes to Consolidated Financial Statements for disclosure regarding a note receivable from a former director. The balance of the note receivable was approximately $111,000 at September 30, 1998. The note was repaid in December 1998.

            From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 1999


                                      EVANS SYSTEMS, INC.

                                      By: /S/ JERRIEL L. EVANS, SR.
                                          --------------------------------------
                                          Name:  Jerriel L. Evans, Sr.
                                          Title: President and Chief
                                                 Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ JERRIEL L. EVANS, SR.     (Director and Principal           January 28, 1999
------------------------      Executive Officer)
Jerriel L. Evans, Sr.

/S/ RICHARD A. GOEGGEL        (Principal Financial Officer      January 28, 1999
------------------------      and Principal Accounting
Richard A. Goeggel            Officer)

/S/ MAYBELL H. EVANS          Director                          January 28, 1999
------------------------
Maybell H. Evans

/S/ CHARLES N. WAY            Director                          January 28, 1999
------------------------
Charles N. Way

/S/ DARLENE E. JONES          Director                          January 28, 1999
------------------------
Darlene E. Jones

/S/ CARL W. SCHAFER           Director                          January 28, 1999
------------------------
Carl W. Schafer

/S/ PETER J. LOSAVIO          Director                          January 28, 1999
------------------------
Peter J. Losavio

/S/ JULIE H. EDWARDS          Director                          January 28, 1999
------------------------
Julie H. Edwards