Form 10-Q
period 1998-12-31
EVANS SYSTEMS INC
filed 1999-02-16
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 16, 1999

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended DECEMBER 31, 1998

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 12, 1999:
3,932,940.

                             EVANS SYSTEMS, INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                            Page Number
            Condensed Consolidated Balance Sheet as of
            December 31, 1998 and September 30, 1998                  3

            Condensed Consolidated Statement of Income for the
            Three Months Ended December 31, 1998 and 1997             4

            Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended December 31, 1998 and 1997             5

            Notes to the Condensed Consolidated Financial Statements  6

      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                     7


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index                                        15
            B. Reports on Form 8-K                                   15

      Signatures                                                     15

PART I.     FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                  DECEMBER 31,     SEPTEMBER 30,
                                                     1998              1998
                                                 --------------   --------------
               ASSETS

Current Assets:
   Cash and cash equivalents ....................   $  1,174         $    831
   Trade receivables, net of allowance for
      doubtful accounts of $193,000 and
      $264,000, respectively ....................      2,972            2,796
   Inventory ....................................      3,460            3,714
   Income taxes receivable ......................        128              128
   Prepaid expenses and other current assets ....        801              775
   Deferred income taxes ........................         78               78
   Current assets of ChemWay ....................       --              1,658
      Total current assets ......................      8,613            9,980
                                                    --------         --------
Property and equipment, net .....................     16,864           17,231
Investment in marketable securities .............      4,500
Other assets ....................................        742              837
Deferred income taxes ...........................      1,467            1,750
Noncurrent assets of ChemWay ....................       --              3,390
                                                    --------         --------
         Total assets ...........................   $ 32,186         $ 33,188
                                                    ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ........   $  5,143         $  4,939
   Current portion of long-term debt ............      1,698            1,698
   Current liabilities of ChemWay ...............       --              2,100
                                                    --------         --------
      Total current liabilities .................      6,841            8,737
Long-term debt ..................................     10,920           11,151
                                                    --------         --------
      Total liabilities .........................     17,761           19,888
                                                    --------         --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000
   shares authorized, 3,529,897 and 3,268,298
   shares issued, respectively ..................         35               33
   Additional paid-in capital ...................     14,213           13,811
   Retained earnings (deficit) ..................        611             (110)
   Treasury stock, 72,589 shares, at cost .......       (434)            (434)
                                                    --------         --------
      Total stockholders' equity ................     14,425           13,300
                                                    --------         --------
         Total liabilities and
           stockholders' equity .................   $ 32,186         $ 33,188
                                                    ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                                     1998         1997
                                                  --------      --------
Revenue:
   Refined product sales ......................   $ 16,676      $ 23,382
   Other sales and services ...................      4,322         5,387
                                                  --------      --------
   Total revenue ..............................     20,998        28,769

Cost of sales .................................     17,546        24,943
                                                  --------      --------

Gross profit ..................................      3,452         3,826
                                                  --------      --------

Operating expenses:
   Employment expenses ........................      2,055         2,237
   Other operating expenses ...................        700           946
   General & administrative expenses ..........        604           665
   Depreciation and amortization ..............        427           473
                                                  --------      --------
   Total operating expenses ...................      3,786         4,321
                                                  --------      --------
Operating loss ................................       (334)         (495)

Other income (expense)
   Interest expense, net ......................       (272)         (338)
   Gain on sale of assets .....................        326
   Other, net .................................       --             (43)
                                                  --------      --------

Loss before benefit from income taxes .........       (280)         (876)

Benefit from income taxes .....................         86           316
                                                  --------      --------

Loss from continuing operations ...............       (194)         (560)

Discontinued operations:
   Loss from discontinued operations of
   ChemWay, net of tax benefit of $215 ........       --            (385)
   Gain on disposal of ChemWay, net of
   taxes of $211 ..............................        915          --
                                                  --------      --------

Net income (loss) .............................   $    721      $   (945)
                                                  ========      ========
Basic and diluted earnings (loss)  per share:
   Continuing operations ......................   $   (.05)     $   (.18)
   Discontinued operations ....................        .26          (.13)
                                                  --------      --------
   Net income (loss) ..........................   $    .21      $   (.31)
                                                  ========      ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                        1998            1997
                                                      -------         -------
Cash flows from operating activities:
   Net income (loss) ..............................   $   721         $  (945)
   Adjustments:
      Depreciation and amortization ...............       427             527
      Deferred income taxes .......................       125            (531)
      Gain on sale of fixed assets ................      (326)           --
      Gain on disposal of discontinued operations .    (1,126)           --
      Stock option compensation expense ...........       205            --
      Changes in working capital:
         Current assets ...........................        52           1,393
         Current liabilities ......................       204          (1,144)
                                                      -------         -------
   Total adjustments ..............................      (439)            245
                                                      -------         -------
Net cash provided (used) by operating activities ..       282            (700)
                                                      -------         -------

Cash flows from investing activities:
   Capital expenditures ...........................      (166)           (565)
   Proceeds from sale of property and equipment ...       346              86
   Other, net .....................................       (47)            114
                                                      -------         -------
Net cash provided (used) by investing activities ..       133            (365)
                                                      -------         -------

Cash flows from financing activities:
   Repayment on notes payable, net ................      (231)            (63)
   Net proceeds from stock issuance ...............       159            --
                                                      -------         -------
Net cash used by financing activities .............       (72)            (63)
                                                      -------         -------


Net increase (decrease) in cash ...................       343          (1,128)
Cash and cash equivalents, beginning of period ....       831           1,297
                                                      -------         -------
Cash and cash equivalents, end of period ..........   $ 1,174         $   169
                                                      -------         -------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999.

NOTE B - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE C - LONG-TERM DEBT

On January 13, 1999, the Company received a commitment letter (the "Refinancing") from one of its present bank lenders, pursuant to which the bank would (i) waive all previous covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under another bank lender's loans under their present terms and conditions. Under the proposed term of the Refinancing, such bank lender would receive a first-lien position on substantially all of the assets of the Company. The refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Management intends to complete the Refinancing and believes the Company will be able to comply with the proposed financial covenants during the next year, however there can be no assurance that it will be able to do so.

NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending December 31, 1998 and December 31, 1997 were computed using 3,476,885 and 3,090,984 weighted average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The Company recorded a gain on the disposition of ChemWay of $915,000, net of a provision for income taxes of $211,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.



                            RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.


              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 1998 and 1997. This is the first quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                        THREE MONTHS      THREE MONTHS
                                            ENDED             ENDED
                                      DECEMBER 31, 1998  DECEMBER 31, 1997
                                      -----------------  -----------------
                                       (IN THOUSANDS)     (IN THOUSANDS)
PETROLEUM MARKETING(1)
Revenue ...........................       $ 13,490           $ 20,060
Gross profit ......................          1,836              1,879
Operating expenses ................          2,052              2,161
                                          --------           --------
Operating loss ....................           (216)              (282)

CONVENIENCE STORES
Revenue ...........................          7,203              8,332
Gross profit ......................          1,519              1,752
Operating expenses ................          1,555              1,977
                                          --------           --------
Operating loss ....................            (36)              (225)

EDCO ENVIRONMENTAL
Revenue ...........................            305                377
Gross profit ......................             97                195
Operating expenses ................            179                183
                                          --------           --------
Operating income (loss) ...........            (82)                12

TOTAL
Revenue ...........................       $ 20,998           $ 28,769
Gross profit ......................          3,452              3,826
Operating expenses(2) .............          3,786              4,321
                                          --------           --------
Operating loss ....................           (334)              (495)

(1)  Includes expenses of the parent company.

(2) Includes non-cash compensation expense of $205,000 related to the vesting of employee stock options, $196,000 of which was in the Petroleum Marketing segment.

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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). On December 30, 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for- stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock; the number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction The Company recorded a gain of $915,000 (net of a provision for income taxes of $211,000) on the disposition of ChemWay.

Consolidated sales revenues from continuing operations declined to $20,998,000 in the quarter ended December 31, 1998, from $28,769,000 in the comparable prior year quarter, a decline of $7,771,000 or approximately 27%. During 1998, the Company implemented its turnaround strategy to rationalize its base of stores and customers, which resulted in sales declines in each of the Company's business segments. Additionally, sales of fuels through the Company's terminal facility during the quarter ended December 31, 1998 declined $2,388,000, as compared with the quarter ended December 31, 1997, as a result of the termination of the Company's supply agreement for such facility. See segment discussions below.

Gross profit in the quarter ended December 31, 1998 was $3,452,000 as compared with $3,826,000 in the quarter ended December 31, 1997, a decline of $374,000 or approximately 9.8%. Gross profit expressed as a percentage of sales ("Gross Margin"), however, increased to approximately 16.4% of sales during the quarter ended December 31, 1998 as compared with a approximately 13.3% of sales in the comparable prior year quarter. The improvement in Gross Margin is principally attributable to the closing of unprofitable stores and improved management of the Company's daily pricing of fuels.

Operating expenses in the quarter ended December 31, 1998 were $3,786,000, as compared with $4,321,000 in the quarter ended December 31, 1997, a decrease of $535,000 or approximately 12.4%. Operating expenses in the quarter ended December 31, 1998 include a noncash charge of $205,000 in compensation expense, as a result of the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with respect to the vesting of certain incentive stock options which had previously been awarded to employees. The decline in operating expenses in the quarter ended December 31, 1998, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses from continuing operations decreased $161,000; operating losses on continuing operations were $334,000 in the quarter ended December 31, 1998 as compared with $495,000 in the quarter ended December 31, 1997. As noted above, current year results include a non-cash charge of $205,000 resulting from the vesting of certain incentive stock options which had previously been awarded to employees. Adjusted for the effect of the noncash compensation expense charge, operating losses from continuing operations declined $366,000. The Petroleum Marketing and Convenience Store segments reported reduced operating losses during the quarter ended December 31, 1998, which was partially offset by an increased operating loss in the Edco Environmental segment.

The Company reported a net profit of $721,000 during the quarter ended December 31, 1998, as compared with a net loss of $945,000 during the quarter ended December 31, 1997. The improvement in operating results during the current fiscal year period is primarily due to a gain of $915,000 (net of tax effect) on the disposition of ChemWay, and to reduced operating losses, partially offset by the $205,000 non-cash compensation expense discussed above.


PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $6,570,000 to $13,490,000 in the quarter ended December 31, 1998, as compared with $20,060,000 in the quarter ended December 31, 1997, a decline of approximately 33%. Fuel sales in gallons was 13,263,000 in the quarter ended December 31, 1998, as compared with 19,616,000 gallons in the quarter ended December 31, 1997, a decrease of approximately 32%. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities. The Company, through its wholly-owned subsidiary Way Energy Systems, Inc. ("Way Energy") also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998: the Company was unable to sell fuels through its exchange agreements with other major oil companies. Way Energy had no sales during the quarter ended December 31, 1998, as compared with sales during the quarter ended December 31, 1997 of $2,388,000. The Company is presently negotiating with another supplier, however there can be no assurance whether or when the terminal facility will be supplied with fuel.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of December 31, 1998, the Company sold its investment at 30 of the lower-volume Special Purpose Lease accounts. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The Special Purpose Lease locations where the Company sold its investment in equipment are now served by the Company as Open Dealers.

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to reduce the Company's sales revenues, gross profits, and working capital requirements. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

Gross profit in the Petroleum Marketing Segment was $1,836,000 in the quarter ended December 31, 1998, as compared with $1,879,000 in the quarter ended December 31, 1997, a decline of $43,000 or approximately 2.3%. Gross Margin, however, improved in the quarter ended December 31, 1998, to approximately 13.6% of sales as compared with approximately 9.4% in the quarter ended December 31, 1997. Gross profit per gallon sold increased in the quarter ended December 31, 1998, to approximately $0.138, as compared to $0.096 in the quarter ended December 31, 1997, primarily due to improved management of the Company's daily pricing of fuels.

Operating expenses in the Petroleum Marketing Segment were $2,052,000 in the quarter ended December 31, 1998, as compared with $2,161,000 in the quarter ended December 31, 1997, a decrease of $109,000 or approximately 5.0%. Included in the results for the quarter ended December 31, 1998, however, is a noncash charge of $196,000 for compensation expenses resulting from the vesting of incentive stock options to employees. Operating expenses, adjusted for the non-cash charge discussed above, declined $305,000 or approximately 14.1% in the quarter ended December 31, 1998, as compared with the comparable prior year period, reflecting management's cost reduction programs implemented during 1998. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment decreased to $216,000 in the quarter ended December 31, 1998 as compared with $282,000 in the quarter ended December 31, 1997. The decreased loss is due to a higher Gross Margin and reduced operating expenses during the quarter ended December 31, 1998, partially offset by reduced sales revenues and by the $196,000 compensation expense charge, discussed above.

CONVENIENCE STORE SEGMENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales in the Convenience Store segment were $7,203,000 in the quarter ended December 31, 1998, as compared with $8,332,000 in the quarter ended December 31, 1997, a decline of approximately 14%. During the quarter ended December 31, 1998 the company operated 26 stores compared to 34 stores during the comparable quarter ended December 31, 1997. Fuel sales in the quarter ended December 31, 1998 were $3,975,000 as compared with $4,695,000 in the quarter ended December 31, 1997; fuel sales in gallons, however, increased in the quarter ended December 31, 1998, to 4,075,000 gallons as compared with 4,042,000 gallons in the comparable prior year quarter. The increase in fuel gallon sales is attributable to the Company's more aggressive retail pricing strategy during the quarter ended December 31, 1998. Merchandise sales decreased $378,000 to $3,079,000 as compared with $3,457,000 in the quarter ended December 31, 1997. The decline in merchandise sales is primarily due to fewer operating stores during the current fiscal year.

Gross profit declined to $1,519,000 in the quarter ended December 31, 1998 as compared with $1,752,000 in the quarter ended December 31, 1997 due to lower sales revenues during the current fiscal year period. Gross Margin in the Convenience Store segment was comparable during 1998 and 1997 at approximately 21.1% and 21.0% of sales, respectively.

Operating expenses during the quarter ended December 31, 1998 in the Convenience Store segment were $1,555,000 as compared with $1,977,000 in the quarter ended December 31, 1997, a decrease of $422,000 or approximately 21.3%. The decline in operating expenses is principally attributable to the closing of eight underperforming stores during 1998, and to an overall reduction in staff during 1998.

The Convenience Store segment incurred an operating loss of $36,000 in the quarter ended December 31, 1998, as compared with a loss of $225,000 in the quarter ended December 31, 1997. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

During the quarter ended December 31, 1998, EDCO Environmental focused its attention on bringing the Company's underground storage tanks into compliance with the new regulations promulgated by the U.S. Environmental Protection Agency, which became effective on December 22, 1998. As a result, sales revenues of Edco Environmental declined $72,000 to $305,000 in the quarter ended December 31, 1998, as compared with $377,000 in the quarter ended December 31, 1997, a decline of approximately 19.1%. Gross profit was $97,000 in the quarter ended December 31, 1998 as compared with $195,000 in the comparable prior year fiscal quarter; the decline is also attributable to management's decision to utilize the services of Edco Environmental to bring the Company's facilities into compliance with the new regulations.

Operating expenses at EDCO Environmental decreased $4,000 in the quarter ended December 31, 1998, to $179,000 as compared with $183,000 in the quarter ended December 31, 1997, a decrease of approximately 2.2%.

EDCO Environmental incurred an operating loss of $82,000 in the quarter ended December 31, 1998, as compared with an operating profit of $12,000 in the quarter ended December 31, 1997, primarily due to reduced sales revenues and resultant gross profits as a result of the utilization of Edco Environmental personnel to complete projects for the Company's other segments.

CHEMWAY

Production activities at the ChemWay facility ceased in February 1998, and the ChemWay segment was classified as a discontinued operation as of March 31, 1998. During the quarter ended December 31, 1997, the Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

incurred a loss on the operation of ChemWay of $385,000, net of tax benefit. Costs associated with ChemWay during the quarter ended December 31, 1998 were recognized as a reduction of the gain associated with the disposition of ChemWay on December 30, 1998. The Company recognized a gain, net of taxes, of $915,000 on the sale of ChemWay.

                       CAPITAL RESOURCES AND LIQUIDITY

On January 13, 1999, the company received a commitment letter from one of its present bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the proposed terms of the Refinancing, such bank lender would receive a first lien position on substantially all of the assets of the Company. The Refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so.

Cash and cash equivalents were $1,174,000 and $831,000 at December 31, 1998 and September 30, 1998, respectively. The Company had net working capital of $1,772,000 at December 31, 1998, as compared with $1,243,000 at September 30, 1998.

Cash provided by operating activities was $282,000 in the quarter ended December 31, 1998, as compared with cash used by operating activities of $700,000 in the comparable previous fiscal year period. The improvement in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year; the Company's investment in net working capital declined $529,000 during the quarter ended December 31, 1998. Pre-tax loss on continuing operations, net of the noncash charge for stock option compensation expense, declined from $876,000 in the quarter ended December 31, 1997 to $75,000 in the quarter ended December 31, 1998.

The Company identified certain nonessential assets which it sold during the quarter ended December 31, 1998; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received cash proceeds of $346,000 from the sale of such assets during the quarter ended December 31, 1998. Cash provided by investing activities was $133,000 in the quarter ended December 31, 1998, as compared with cash used by investing activities of $365,000 during the quarter ended December 31, 1997; the improvement is attributable to lower capital expenditures and sales of assets during the quarter ended December 31, 1998.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000.

On October 27, 1998, the Company issued 350,000 shares in a private placement to private, accredited investors, pursuant to a purchase agreement dated June 1, 1998, for total consideration of $262,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX                                  PAGE
                                                  ------
   27.   Financial Data Schedule                    16


B. REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                EVANS SYSTEMS, INC.
                                                   (REGISTRANT)


Date: February 16, 1999                   By:   /s/ J.L. EVANS, SR.
                                              ---------------------
                                                J.L. Evans, Sr.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                And authorized to sign on
                                                behalf of the
                                                registrant


                                          By:   /s/ RICHARD A. GOEGGEL
                                              ----------------------------
                                                Richard A. Goeggel
                                                Vice president and
                                                Chief Financial Officer
                                                And authorized to sign on
                                                behalf of the
                                                registrant.