Form 10-Q
period 1999-03-31
EVANS SYSTEMS INC
filed 1999-05-24
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 24, 1999
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

                                    FORM 10-Q

                                  (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarter ended MARCH 31, 1999.

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

           JERRIEL L. EVANS, SR., CHAIRMAN AND CHIEF EXECUTIVE OFFICER
    Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480 (409) 245-2424
   Physical Address: 720 Avenue F North, Bay City, Texas 77414 (409) 245-2424 (Name, address, including zip code, and telephone number, including area code, of agent for service)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 24, 1999 was 3,959,440.

                             EVANS SYSTEMS, INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION

                                                                    Page Number
      Financial Statements (Unaudited)
            Condensed Consolidated Unaudited Balance Sheet as of
            March 31, 1999  and September 30, 1998                       3

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive Income (Loss) for the
            Three Months Ended March 31, 1999 and 1998                   4

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive Income (Loss) for the
            Six Months Ended March 31, 1999 and 1998                     5

            Condensed Consolidated Unaudited Statement of
            Cash Flows for the Six Months Ended March 31, 1999
            and 1998                                                     6

            Notes to the Condensed Consolidated Financial Statements     7

      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index                                           25
            B. Reports on Form 8-K                                      25

      Signatures                                                        25

PART I.     FINANCIAL INFORMATION
                             EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                                (in thousands)

                                                              March 31,    September 30,
                                                                1999            1998
                                                             -----------   -------------
         ASSETS

Current Assets:
      Cash and cash equivalents ..........................     $  1,060      $    831
      Trade receivables, net of allowance for doubtful
           accounts of $308,000 and $264,000, respectively        3,239         2,796
      Inventory ..........................................        3,364         3,714
      Income taxes receivable ............................          128           128
      Prepaid expenses and other current assets ..........          582           775
      Deferred income taxes ..............................           78            78
      Current assets of ChemWay ..........................           --         1,658
                                                               --------      --------
           Total current assets ..........................        8,451         9,980

Property and equipment, net ..............................       15,979        17,231
Investment in marketable securities ......................        8,062           --
Other assets .............................................          892           837
Deferred income taxes ....................................        1,585         1,750
Noncurrent assets of ChemWay .............................           --         3,390
                                                               --------      --------
                Total assets .............................     $ 34,969      $ 33,188
                                                               ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..............     $  6,662      $  4,939
      Current portion of long-term debt ..................        1,704         1,698
      Current liabilities of ChemWay .....................           --         2,100
                                                               --------      --------
           Total current liabilities .....................        8,366         8,737
Long-term debt ...........................................       10,733        11,151
                                                               --------      --------
           Total liabilities .............................       19,099        19,888
                                                               --------      --------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value, 15,000,000 shares
      authorized, 3,959,440 and 3,268,298 shares issued,
        respectively .....................................           39            33
      Additional paid-in capital .........................       15,247        13,811
      Retained earnings (deficit) ........................       (1,440)         (110)
      Net unrealized gain on marketable securities .......        2,458
      Treasury stock, 72,589 shares, at cost .............         (434)         (434)
                                                               --------      --------
           Total stockholders' equity ....................       15,870        13,300
                                                               --------      --------
                Total liabilities and stockholders' equity     $ 34,969      $ 33,188
                                                               ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                                   THREE MONTHS ENDED MARCH  31,
                                                  ------------------------------
                                                       1999          1998
                                                     --------      --------
Revenue:
      Refined product sales ......................   $ 14,804      $ 19,684
      Other sales and services ...................      4,384         4,916
                                                     --------      --------
      Total revenue ..............................     19,188        24,600

Cost of sales ....................................     16,361        20,454
                                                     --------      --------

Gross profit .....................................      2,827         4,146
                                                     --------      --------

Operating expenses:
      Employment expenses ........................      1,627         2,124
      Other operating expenses ...................        907           831
      General & administrative expenses ..........        410           612
      Write-down of assets .......................      1,259            --
      Legal and professional fees arising due to
        merger discussions .......................        480            --
      Depreciation and amortization ..............        415           497
                                                     --------      --------
      Total operating expenses ...................      5,098         4,064
                                                     --------      --------
Operating loss ...................................     (2,271)           82

Other income (expense)
      Interest expense, net ......................       (490)         (268)
      Loss on sale of assets .....................        (24)
      Loss on abandonment of assets ..............       (338)
      Other, net .................................        (11)          112
                                                     --------      --------

Loss before benefit from income taxes ............     (3,134)          (74)

Benefit from income taxes ........................      1,083            27
                                                     --------      --------

Loss from continuing operations ..................     (2,051)          (47)

Discontinued operations:
      Loss from discontinued operations of
      ChemWay, net of tax benefit of $215 ........         --        (1,148)
                                                     --------      --------

Net loss .........................................   $ (2,051)     $ (1,195)
Increase in unrealized gain on marketable
  securities, net of tax effect of $1,104 ........      2,458           --
Basic and diluted earnings (loss)  per share:
      Continuing operations ......................   $   (.54)     $   (.02)
      Discontinued operations ....................         --          (.37)
                                                     --------      --------
      Net income (loss) ..........................   $   (.54)     $   (.39)
                                                     ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                          COMPREHENSIVE INCOME (LOSS)
                                 (Unaudited)
                   (in thousands, except per share amounts)


                                                 SIX MONTHS ENDED MARCH  31,
                                                ----------------------------
                                                    1999           1998
                                                  --------       --------
Revenue:
      Refined product sales ...................   $ 31,480       $ 43,066
      Other sales and services ................      8,706         10,303
                                                  --------       --------
      Total revenue ...........................     40,186         53,369

Cost of sales .................................     33,907         45,397
                                                  --------       --------
Gross profit ..................................      6,279          7,972
                                                  --------       --------
Operating expenses:
      Employment expenses .....................      3,682          4,361
      Other operating expenses ................      1,607          1,777
      General & administrative expenses .......      1,014          1,277
      Write-down of assets ....................      1,259             --
      Legal and professional fees arising due
        to merger discussions .................        480             --
      Depreciation and amortization ...........        842            970
                                                  --------       --------
      Total operating expenses ................      8,884          8,385
                                                  --------       --------
Operating loss ................................     (2,605)          (413)

Other income (expense):
      Interest expense, net ...................       (762)          (606)
      Gain on sale of assets ..................        302             --
      Loss on abandonment of assets ...........       (338)            --
      Other, net ..............................        (11)            69
                                                  --------       --------
Loss before benefit from income taxes .........     (3,414)          (950)

Benefit from income taxes .....................      1,169            343
                                                  --------       --------

Loss from continuing operations ...............     (2,245)          (607)
Discontinued operations:
      Loss from discontinued operations of
      ChemWay, net of tax benefit .............         --         (1,533)
      Gain on disposal of ChemWay, net of
      taxes of $211 ...........................        915             --
                                                  --------       --------

Net income (loss) .............................   $ (1,330)      $ (2,140)
Increase in unrealized gain on marketable
  securities, net of tax effect of $1,104 .....      2,458            --
Basic and diluted earnings (loss)  per share:
      Continuing operations ...................   $   (.62)      $   (.19)
      Discontinued operations .................        .25           (.50)
                                                  --------       --------
      Net income (loss) .......................   $   (.37)      $   (.69)
                                                  ========       ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                  SIX MONTHS ENDED MARCH  31,
                                                                 -----------------------------
                                                                      1999          1998
                                                                    -------       -------
Cash flows from operating activities:
      Net income (loss) ........................................    $(1,330)      $(2,140)
      Adjustments:
           Depreciation and amortization .......................        842           970
           Deferred income taxes ...............................       (939)         (343)
           Loss from discontinued operations ...................         --         1,533
           Loss on sale of fixed assets ........................         36            --
           Gain on disposal of discontinued operations .........     (1,126)           --
           Stock option compensation expense ...................        205            --
           Changes in working capital:
                Current assets .................................       (600)        1,122
                Current liabilities ............................      1,723        (2,976)
                                                                    -------       -------
      Total adjustments ........................................        141           306
                                                                    -------       -------
Net cash provided (used) by operating activities ...............     (1,189)       (1,834)
                                                                    -------       -------

Cash flows from investing activities:
      Capital expenditures .....................................       (355)         (956)
      Proceeds from sale of property and equipment .............      1,004           652
      Other, net ...............................................        (56)          (75)
                                                                    -------       -------
Net cash provided (used) by investing activities ...............        593          (379)
                                                                    -------       -------

Cash flows from financing activities:
      Borrowings  (repayment) on notes payable, net ............       (412)          686
      Net proceeds from exercise of stock options ..............      1,237            --
                                                                    -------       -------
Net cash used by financing activities ..........................        825           686
                                                                    -------       -------


Net cash provided (used) by continuing operations ..............        229        (1,527)

Net cash provided by discontinued operations ...................         --         1,293
                                                                    -------       -------

Net increase (decrease) in cash ................................        229          (234)
Cash and cash equivalents, beginning of period .................        831         1,297
                                                                    -------       -------
Cash and cash equivalents, end of period .......................    $ 1,060       $ 1,063
                                                                    -------       -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999.

NOTE B - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences competitive margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE C - LONG-TERM DEBT

At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company is presently in compliance with the proposed financial covenants and management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. Management intends to replace the existing bank debt with new financing which would have the effect of increasing the availability of working capital and avoid payment of the fees discussed above, however there can be no assurance that it will be able to do so.

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending March 31, 1999 and March 31, 1998 were computed using 3,789,437 and 3,090,984 weighted average common shares outstanding, respectively. Basic and diluted loss per share for the six months ended March 31, 1999 and March 31, 1998 were computed using 3,090,984 and 3,058,468 average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unaffiliated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The Company recorded a gain on the disposition of ChemWay of $915,000, net of a provision for income taxes of $211,000. The number of shares received and the valuation thereof was determined through an arms-length negotiation.

NOTE F - MARKETABLE SECURITIES

Marketable equity securities available for sale are carried at market. The number of shares of the Company's investment in Affiliated at March 31, 1999 was 1,500,000 shares, resulting in an unrealized gain of $2,458,000, net of tax of $1,104.000.

NOTE G - PROPOSED MERGER AGREEMENT

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the quarter ended March 31, 1999.

NOTE H - WRITE-DOWN OF CERTAIN ASSETS

In conjunction with a due diligence examination of the Company's books and records, the Company determined that assets totaling $1,632,000 were impaired. The Company has recorded these expenses as operating expenses during the quarter ended March 31, 1999, of which $35,000 was included in the cost of fuel. The remaining $1,597,000 in asset write-downs are as follows:

   Uncollectible accounts receivable         $1,168,000
   Repairs and Maintenance Expense               91,000
                                             ----------
   Write-down of assets                       1,259,000

   Loss on abandonment of fixed assets          338,000

NOTE I - STOCKHOLDERS' EQUITY

The Company received net proceeds of $1,078,000 from the exercise of 429,543 stock options by employees during the quarter ended March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward- looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward- looking statements.


                            RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.



              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 1999 and 1998. This is the second quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                                     THREE MONTHS      THREE MONTHS
                                                                         ENDED             ENDED
                                                                    MARCH 31, 1999    MARCH 31, 1998
                                                                   ----------------  ----------------
                                                                    (In thousands)    (In thousands)
PETROLEUM MARKETING(1)
Revenue ..........................................................     $ 11,873         $ 16,642
Refund of previously overpaid excise taxes .......................           --              434
Gross profit, excluding excise tax refund ........................        1,125            1,906
Write-down of assets .............................................        1,160               --
Legal and professional fees arising from merger discussions ......          480               --
Other operating expenses .........................................        1,603            1,839
                                                                       --------         --------
Operating loss ...................................................       (2,118)             501

CONVENIENCE STORES
Revenue ..........................................................        6,795            7,714
Gross profit .....................................................        1,371            1,666
Write-down of assets .............................................            5               --
Other operating expenses .........................................        1,600            2,013
                                                                       --------         --------
Operating loss ...................................................         (234)            (347)

EDCO ENVIRONMENTAL
Revenue ..........................................................          520              244
Gross profit .....................................................          331              140
Write-down of assets .............................................           94               --
Other operating expenses .........................................          156              212
                                                                       --------         --------
Operating income (loss) ..........................................           81              (72)

TOTAL
Revenue ..........................................................     $ 19,188         $ 24,600
Refund of previously overpaid excise taxes .......................           --              434
Gross profit, excluding excise tax refund ........................        2,827            3,712
Write-down of assets .............................................        1,259               --
Legal and professional fees arising from merger discussions ......          480               --
Other operating expenses .........................................        3,359            4,064
                                                                       --------         --------
Operating loss ...................................................       (2,271)              82


(1)  Includes expenses of the parent company.

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the quarter ended March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


Operating loss for the quarter ended March 31, 1999 also includes noncash charges of $1,259,000 resulting from the Company's determination that certain assets, principally accounts receivable, were impaired. See Note F to the condensed consolidated unaudited financial statements included herein. For further discussion, refer to the segment discussions below.

Gross profit in the comparable quarter ended March 31, 1998 included additional gross profit of $434,000, resulting from the refund of excise taxes which had previously been overpaid.

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. After taking into consideration the effect of the asset write-downs discussed above, the Company's general and administrative expenses declined $202,000, or approximately 33% in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998.
Furthermore, the Company sold its ChemWay subsidiary in December 1998.

On April 1999, the Company announced that it executed an exclusive marketing agreement with For A Free Gift.Com, an internet marketing venture, owned by Access Media and Marketing of Oak Brook, Illinois, pursuant to which the Company will have exclusive rights to market the program within the convenience store industry in the U.S. The program, which management intends to preview on July 1, 1999 in its company-operated convenience stores, will use promotional brochures which will contain discount coupons and will feature manufacturing and retail products. These flyers and brochures will be distributed to consumers, allowing the consumer to receive free gifts and coupon discounts both in the store and by logging on to the for-a-free-e-gift.com website and entering an identification number contained on the flyer. The company plans to develop the reverse-marketing concept to provide real-time store specific demographic data on consumers to advertisers by generating site visits to a-free- gift.com. Each distributed flyer will contain nine discount coupons that can be redeemed by the consumer, and each free brochure will contain 60 coupon discounts and special offers from advertisers and manufacturers. The Company anticipates that revenues will be generated both from the placement of coupons through the selling of advertising on the flyers/ brochures and sponsor revenues and cost-per-lead data from the Web site. Under the terms of the agreement Evans will receive 33% of the advertising and sponsor revenue generated by each participating convenience store in the program. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so. Management intends to spend approximately $600,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture.

On May 21, 1999 the company continued to implement it's re-positioning strategy by closing its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Petroleum marketing segment. The company also closed one underperforming store in Bay City, Texas bringing its total company operated stores to 24. The company also sold its Bay City Tire Store on May 3, 1999. On May 14,1999, the Company executed an agreement to sell its Fuelman fleet card franchise to a competitor. Management anticipates closing on the transaction in mid July.

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company also announced the retirement of the Company's Director and Secretary, Mrs. Maybell Evans. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)

Company intends to reposition itself as a e-commerce based value-added service provider to the convenience store industry. Under this business model the company intends to offer coupons and discounts to consumers through internet-based cross-promotion with manufacturers and advertisers to drive retail consumers to content-based web sites which offer promotional items and services to the convenience consumer. Management believes the potential for the Petroleum Marketing segment is limited, and intends to explore all strategic alternatives that relate to that segment.

Consolidated sales revenues declined to $19,188,000 in the quarter ended March 31, 1999, from $24,600,000 in the comparable prior year quarter, a decline of $5,412,000 or approximately 22%. The decline is primarily due to the lower fuel prices which prevailed during the current year quarter. See segment discussions, below.

Consolidated gross profit in the quarter ended March 31, 1999, excluding the effect of the excise tax refund discussed above, was $2,827,000 as compared with $3,712,000 in the quarter ended March 31, 1998, a decline of $885,000 or approximately 24%. Gross profit expressed as a percentage of sales ("Gross Margin"), decreased to approximately 14.8% of sales during the quarter ended March 31, 1999 as compared with a approximately 15.1% of sales in the comparable prior year quarter, after taking into consideration the effect of the excise tax refund. The reduction in Gross Margin is principally attributable to the competitive pricing of fuels which prevailed during the current year quarter. See segment discussions, below.

Operating expenses, excluding the effect of the nonrecurring charges discussed above, in the quarter ended March 31, 1999 were $3,359,000, as compared with $4,064,000 in the quarter ended March 31, 1998, a decrease of $705,000 or approximately 17%. The decline in operating expenses in the quarter ended March 31, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the quarter ended March 31, 1998, and the nonrecurring charges in the quarter ended March 31, 1999, increased $16,000, primarily as a result of the competitive fuel pricing environment which prevailed during the current year quarter.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $4,769,000 to $11,873,000 in the quarter ended March 31, 1999, as compared with $16,642,000 in the quarter ended March 31, 1998, a decline of approximately 29%. The decline is primarily due to the lower fuel prices which prevailed during the current year quarter, and secondarily due to the reduced number of customers which the Company served during the current year quarter. Fuel prices can be extremely volatile, and are determined by factors beyond the Company's control. Overall fuel prices have subsequently increased during May 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 14,706,000 in the quarter ended March 31, 1999, as compared with 15,966,000 gallons in the quarter ended March 31, 1998, a decrease of approximately 8%; the Company's average selling price for fuels was $0.81 and $1.04 in the quarters ended March 31, 1999 and 1999, respectively. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy Systems, Inc. ("Way Energy") also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998 and into 1999: the Company was unable to sell fuels through various racks with its exchange agreements with other oil companies. The Company is continuing to seek a new supplier for its terminal operation, however there can be no assurance that it

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


will be able to do so.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of March 31, 1999, the Company sold its investment at 30 of the lower-volume Special Purpose Lease accounts. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The remaining net book value of fixed assets at these 16 locations is included in the $338,000 loss on abandonment of fixed assets recorded in the quarter ended March 31, 1999. Revenues at the 16 Special Purpose Lease sites where the underground storage tanks were removed were immaterial to the Petroleum Marketing Segment, and management believes the closing of these 16 locations will have an immaterial effect on the future operating results of the segment. Nineteen of the Special Purpose Lease locations sold or closed by the Company were registered as Leaking Petroleum Storage Tank ("LPST") sites with the TNRCC. Additionally, the Company purchased insurance, effective December 22, 1998, indemnifying the Company for first party or third party responsibility up to $1,000,000 per location, arising from future underground storage tank environmental issues. As such, the Company's potential liability for cleanup is limited to its deductible amount under either the TNRCC fund, or insurance coverage carried by the Company. The Company's maximum potential liability for such 19 locations is $97,500, the sum of the deductible amounts for each location, however the actual liability could be less, and cannot be determined at this time. The Special Purpose Lease locations where the Company sold its investment in equipment are now served by the Company as Open Dealers.

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to reduce the Company's investment in working capital. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

Gross profit in the Petroleum Marketing Segment was $1,125,000 in the quarter ended March 31, 1999, as compared with $2,340,000 in the quarter ended March 31, 1998, a decline of $1,215,000 or approximately 52%. Gross profit in the prior year quarter, however, included additional gross profit of $434,000, resulting from the refund of excise taxes which had previously been overpaid. After taking into consideration the effect of the excise tax refund in the 1998 quarter, gross profit declined $781,000 or approximately 41%. Gross Margin in the quarter ended March 31, 1999 declined to approximately 9.5% of sales as compared with approximately 11.5% in the quarter ended March 31, 1998, after taking into consideration the effect of the excise tax refund. Gross profit per gallon sold declined in the quarter ended March 31, 1999, to approximately $0.076, as compared to $0.119 in the quarter ended March 31, 1998. The decline is attributed to the conversion of Special Purpose Lease customers into Open Dealers, and to the competitive retail environment for motor fuels which prevailed during the quarter ended March 31, 1999.

Operating expenses in the Petroleum Marketing Segment included a non-recurring non-cash charge of $1,160,000, resulting from the write-down of certain assets, primarily accounts receivable. General and administrative expenses in the Petroleum Marketing Segment also included $480,000 in legal and professional fees, arising as a result of the Company's terminated merger discussions.

After taking into consideration the write-downs and one-time fees discussed above, operating expenses in the Petroleum Marketing Segment were $1,603,000 in the quarter ended March 31, 1999, as compared with $1,839,000 in the quarter ended March 31, 1998, a decrease of $236,000 or approximately 13%. In October 1997, management

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the quarter ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff by approximately 35%. With these additional reductions in personnel, management anticipates annualized reductions in operating expenses of approximately $800,000. On May 3, 1999, the Company completed the sale of its Bay City, Texas tire store. The Company also has entered into an agreement to sell its Fuelman franchise to a competitor, and anticipates the closing of the transaction in July 1999. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment increased to $2,118,000 in the quarter ended March 31, 1999 as compared with an operating profit of $501,000 in the quarter ended March 31, 1998. The variance is primarily due to the non-recurring non-cash write-downs and legal and professional fees incurred during the quarter ended March 31, 1999. After taking into consideration those nonrecurring expenses of $1,640,000, and the $434,000 excise tax refund discussed above, the comparable results for the Petroleum Marketing Segment would be an operating loss of $478,000 in the quarter ended March 31, 1999 as compared with an operating profit of $67,000 in the quarter ended March 31, 1998. The increased adjusted operating loss is primarily due to the competitive environment with resultant reduced fuel pricing and gross margins which prevailed during the current year quarter.

CONVENIENCE STORE SEGMENT

Sales in the Convenience Store segment were $6,795,000 in the quarter ended March 31, 1999, as compared with $7,714,000 in the quarter ended March 31, 1998, a decline of approximately 12%. During the quarter ended March 31, 1999 the company operated 25 stores compared to 29 stores during the comparable quarter ended March 31, 1998. The Company closed another nonperforming store in May 1999. Fuel sales in the quarter ended March 31, 1999 were $3,666,000 as compared with $4,278,000 in the quarter ended March 31, 1998; the lower sales in the current year is due to the lower retail fuel prices which prevailed during the current year period. Fuel sales in gallons were comparable at during the two comparative quarters, however average retail selling price per gallon declined to approximately $0.93 in the quarter ended March 31, 1999 as compared with $1.08 in the quarter ended March 31, 1998. The decline in selling prices for fuel is primarily driven by external market forces beyond the Company's control, however it also reflects Management's decision to price its fuels more aggressively in order to increase customer traffic and resulting higher-margin merchandise sales.

Merchandise sales decreased $107,000 to $3,129,000 as compared with $3,236,000 in the quarter ended March 31, 1998. The decline in merchandise sales is primarily due to fewer operating stores during the current fiscal year. As a percentage of total store sales, however, merchandise sales increased to slightly over 45% as compared to approximately 42% in the quarters ended March 31, 1999 and 1998, respectively.

Gross profit declined $295,000 or approximately 18% to $1,371,000 in the quarter ended March 31, 1999 as compared with $1,666,000 in the quarter ended March 31, 1998 primarily due to the lower gasoline margins which prevailed during the current year period. Gross Margin in the Convenience Store segment was approximately 20.2% of sales as compared with approximately 21.6% of sales during the 1999 and 1998 periods, respectively.

Operating expenses during the quarter ended March 31, 1999 in the Convenience Store segment were $1,605,000 as compared with $2,013,000 in the quarter ended March 31, 1998, a decrease of $408,000 or approximately 20%. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


decline in operating expenses is principally attributable to the closing of underperforming stores during 1998, and to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $234,000 in the quarter ended March 31, 1999, as compared with a loss of $347,000 in the quarter ended March 31, 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

The Company determined that accounts receivable totaling $94,000 were probably uncollectible, and recorded an increase in its bad debt reserve during the quarter ended March 31, 1999. After taking this nonrecurring noncash charge into consideration, operating expenses at EDCO Environmental decreased $56,000 in the quarter ended March 31, 1999, to $156,000 as compared with $212,000 in the quarter ended March 31, 1998, a decrease of approximately 26%. The decrease is primarily attributable to the Company's reduction in staff.

EDCO Environmental earned an operating profit of $81,000 in the quarter ended March 31, 1999, as compared with an operating loss of $72,000 in the quarter ended March 31, 1998, primarily due to increased sales revenues and resultant gross profits, and to reduced operating expenses in the current year quarter. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.


              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


SIX MONTHS ENDED MARCH 31, 1999 AND 1998

The following table reflects the operating results of the Company's business segments for the six months ended March 31, 1999 and 1998.

                                                                          SIX MONTHS        SIX MONTHS
                                                                             ENDED             ENDED
                                                                        MARCH 31, 1999    MARCH 31, 1998
                                                                       ----------------  ----------------
                                                                        (In thousands)    (In thousands)
PETROLEUM MARKETING(1)
Revenue .............................................................     $ 25,363          $ 36,702
Refund of previously overpaid excise taxes ..........................           --               434
Gross profit, excluding excise tax refund ...........................        2,961             3,785
Non-cash compensation expense, arising from the vesting
      of stock options ..............................................          196                --
Write-down of assets ................................................        1,160                --
Legal and professional fees arising from merger discussions .........          480                --
Other operating expenses ............................................        3,459             4,000
                                                                          --------          --------
Operating loss ......................................................       (2,334)              219

CONVENIENCE STORES
Revenue .............................................................       13,998            16,046
Gross profit ........................................................        2,890             3,418
Write-down of assets ................................................            5                --
Other operating expenses ............................................        3,155             3,990
                                                                          --------          --------
Operating loss ......................................................         (270)             (572)

EDCO ENVIRONMENTAL
Revenue .............................................................          825               621
Gross profit ........................................................          428               335
Write-down of assets ................................................           94                --
Other operating expenses ............................................          335               395
                                                                          --------          --------
Operating income (loss) .............................................           (1)              (60)

TOTAL
Revenue .............................................................       40,186          $ 53,369
Refund of previously overpaid excise taxes ..........................           --               434
Gross profit, excluding excise tax refund ...........................        6,279             7,538
Non-cash compensation expense, arising from the vesting
      of stock options ..............................................          205                --
Write-down of assets ................................................        1,259                --
Legal and professional fees arising from merger discussions .........          480                --
Other operating expenses ............................................        6,940             8,385
                                                                          --------          --------
Operating loss ......................................................       (2,605)             (413)


(1)  Includes expenses of the parent company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)



On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the results for the six months ended March 31, 1999.

Operating loss for the six months ended March 31, 1999 also include noncash charges of $1,259,000 resulting from the Company's determination that certain assets, principally accounts receivable, were impaired. See Note F to the condensed consolidated unaudited financial statements included herein. For further discussion, refer to the segment discussions below.

Operating loss for the six months ended March 31, 1999 included a non-cash charge of $205,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. Gross profit in the results for the six months ended March 31, 1998 included additional gross profit of $434,000, resulting from the refund of excise taxes which had previously been overpaid.

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. After taking into consideration the effect of the asset write-downs discussed above, the Company's general and administrative expenses declined $263,000, or approximately 21% in the six months ended March 31, 1999 as compared with the six months ended March 31, 1998.

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

In April 1999, the Company announced that it is having discussions with For A Free Gift.Com, an internet marketing venture, pursuant to which the Company would have exclusive rights to market the program within the convenience store industry in the U.S. The Company was named the master distributor for the Convenience store industry, allowing Evans to target the approximately 90,000 convenience stores operating in the U.S. The program is designed to drive customers to participating stores through the utilization of free gifts and cost saving coupons. The store customers then have an opportunity to win additional free gifts by logging on to the internet web-site and watching a brief message from participating sponsors. Each participating convenience store acts a sub-distributor for the program and is compensated, based upon redemption rates of coupons. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so..

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


The Company intends to continue to reposition itself as a service provider to the convenience store industry. Management believes the potential for the Petroleum Marketing segment is limited, and intends to gradually exit from that segment. The Company is presently negotiating with various potential strategic partners with the intent of rapidly creating a significant presence on the internet.

Consolidated sales revenues declined to $40,186,000 in the six months ended March 31, 1999, from $53,369,000 in the comparable prior year period, a decline of $13,183,000 or approximately 25%. The decline is primarily due to the lower fuel prices which prevailed during the current year period, and to the fewer number of operating store location. See segment discussions, below.

Consolidated gross profit in the six months ended March 31, 1999, excluding the effect of the excise tax refund discussed above, was $6,279,000 as compared with $7,538,000 in the six months ended March 31, 1998, a decline of $1,259,000 or approximately 17%. Gross Margin, after taking into consideration the effect of the excise tax refund recognized during the six months ended March 31, 1998, increased to approximately 15.6% of sales during the six months ended March 31, 1999 as compared with a approximately 14.1% of sales in the comparable prior year period. The improvement Gross Margin is due to the higher fuel prices and margins which prevailed during the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, partially offset by the highly competitive environment which prevailed during the quarter ended March 31, 1999. See segment discussions, below.

Operating expenses, excluding the effect of the nonrecurring charges discussed above, in the six month period ended March 31, 1999 were $6,940,000, as compared with $8,385,000 in the six months ended March 31, 1998, a decrease of $1,445,000 or approximately 17%. The decline in operating expenses in the six months ended March 31, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the quarter ended March 31, 1998, and the nonrecurring charges in the quarter ended March 31, 1999, declined $186,000 in the current year period: adjusted operating loss was $661,000 in the six months ended March 31, 1999 as compared with an adjusted operating loss of $847,000 in the six months ended March 31, 1998. The effect of the reduced adjusted operating expenses during the current year six month period was partially offset by the lower sales revenues and gross profits during the current year six month period. By segment, improved results in the convenience store and EDCO Environmental segments were offset by higher operating losses in the Petroleum Marketing segment. See segment discussion, below.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $11,339,000 to $23,363,000 in the six months ended March 31, 1999, as compared with $36,702,000 in the six months ended March 31, 1998, a decline of approximately 31%. The decline is primarily due to the reduced number of customers which the Company served during the current year, and secondarily due to the lower retail prices which prevailed during the current year peirod. Fuel prices can be extremely volatile, and are determined by factor's beyond the Company's control. Overall fuel prices have subsequently increased during May 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 27,969,000 in the six months ended March 31, 1999, as compared with 35,583,000 gallons in the six months ended March 31, 1998, a decrease of approximately 21%; the Company's average selling price for fuels was $1.058 and $1.063 in the quarters ended March 31, 1999 and 1999, respectively. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy also has a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998 and into 1999: the Company was unable to sell fuels through various racks with its exchange agreements with other oil companies. The Company is continuing to seek a new supplier for its terminal operation, however there can be no assurance that it will be able to do so.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of March 31, 1999, the Company sold its investment at 30 of the lower-volume Special Purpose Lease accounts. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The remaining net book value of fixed assets at these 16 locations is included in the $338,000 loss on abandonment of fixed assets recorded in the six months ended March 31, 1999. Revenues at the 16 Special Purpose Lease sites where the underground storage tanks were removed were immaterial to the Petroleum Marketing Segment, and management believes the closing of these 16 locations will have an immaterial effect on the future operating results of the segment. Nineteen of the Special Purpose Lease locations sold or closed by the Company were registered as Leaking Petroleum Storage Tank ("LPST") sites with the TNRCC. Additionally, the Company purchased insurance, effective December 22, 1998, indemnifying the Company for first party or third party responsibility up to $1,000,000 per location, arising from future underground storage tank environmental issues. As such, the Company's potential liability for cleanup is limited to its deductible amount under either the TNRCC fund, or insurance coverage carried by the Company. The Company's maximum potential liability for such 19 locations is $97,500, the sum of the deductible amounts for each location, however the actual liability could be less, and cannot be determined at this time. The Special Purpose Lease locations where the Company sold its investment in equipment are now served by the Company as Open Dealers.

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

Gross profit in the Petroleum Marketing Segment was $2,961,000 in the six months ended March 31, 1999, as compared with $3,785,000 in the six months ended March 31, 1998, after taking into consideration the effect of the excise tax refund, a decline of $824,000 or approximately 222%. Gross Margin in the six months ended March 31, 1999, however, increased to approximately 11.7% of sales as compared with approximately 10.3% in the six months ended March 31, 1998, after taking into consideration the effect of the excise tax refund. Gross profit per gallon sold was comparable at approximately $0.106 per gallon, in the two comparable six month periods. Gasoline gross profits are determined primarily by external competitive factors which are beyond the Company's control, and can be highly volatile. Gross Margins in the first quarter of 1999 were higher than those achieved in the first quarter of 1998, however Gross Margins in the second quarter of 1999 were significantly lower than either the first quarter of 1999, or the comparable second quarter of 1998.

Operating expenses in the Petroleum Marketing Segment included a non-recurring non-cash charge of $1,160,000, resulting from the write-down of certain assets, primarily accounts receivable. General and administrative expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


in the Petroleum Marketing Segment also included $480,000 in legal and professional fees, arising as a result of the Company's merger discussions. Compensation expense in the six months ended March 31, 1999 included a non-cash charge to compensation expense of $196,000, resulting from the vesting of employee stock options, discussed above.

After taking into consideration the write-downs and one-time fees discussed above, operating expenses in the Petroleum Marketing Segment were $3,459,000 in the six months ended March 31, 1999, as compared with $4,000,000 in the six months ended March 31, 1998, a decrease of $541,000 or approximately 14%. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the six months ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results. Operating loss of the Petroleum Marketing Segment increased to $2,334,000 in the six months ended March 31, 1999 as compared with an operating profit of $219,000 in the six months ended March 31, 1998. The variance is primarily due to the non-recurring non-cash write-downs and legal and professional fees incurred during the six months ended March 31, 1999. After taking into consideration those nonrecurring expenses of $1,836,000, and the $434,000 excise tax refund discussed above, the comparable results for the Petroleum Marketing Segment would be an adjusted operating loss of $498,000 in the six months ended March 31, 1999 as compared with an adjusted operating loss of $215,000 in the six months ended March 31, 1998. The increased adjusted operating loss is primarily due to the competitive environment with resultant reduced fuel pricing and gross margins which prevailed during the current year six months, partially offset by reduced operating expenses during the current six month period

CONVENIENCE STORE SEGMENT

Sales in the Convenience Store segment were $13,998,000 in the quarter ended March 31, 1999, as compared with $16,046,000 in the quarter ended March 31, 1998, a decline of approximately 13%. The Company operated 25 stores at the end of the six month period ended March 31, 1999 as compared with compared with 34 stores during the comparable period ended March 31, 1998. The Company closed another nonperforming store in May 1999. Fuel sales in the six months ended March 31, 1999 were $7,641,000 as compared with $8,998,000 in the six months ended March 31, 1998; the lower fuel sales in the current year is due to the lower retail fuel prices which prevailed during the current year period. Fuel sales in gallons increased to 8,032,000 in the six months ended March 31, 1999 as compared to 8,003,000 in the six months ended March 31, 1998, however average retail selling price per gallon declined to approximately $0.95 in the six months ended March 31, 1999 as compared with $1.12 in the six months ended March 31, 1998. The decline in selling prices for fuel is primarily driven by external market forces beyond the Company's control, however it also reflects Management's decision to price its fuels more aggressively in order to increase customer traffic and resulting higher-margin merchandise sales.


Merchandise sales decreased $459,000 to $6,208,000 as compared with $6,667,000 in the six months ended March 31, 1998. The decline in merchandise sales is primarily due to fewer operating stores during the current fiscal year. As a percentage of total store sales, however, merchandise sales increased to slightly over 44% as compared to approximately 42% in the six month periods ended March 31, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)

Gross profit declined $528,000 or approximately 15% to $2,890,000 in the six months ended March 31, 1999 as compared with $3,418,000 in the six months ended March 31, 1998 primarily due to the lower gasoline margins which prevailed during the current year period. Gross Margin in the Convenience Store segment was approximately 20.6% of sales as compared with approximately 21.3% of sales during the 1999 and 1998 periods, respectively.

Operating expenses during the six months ended March 31, 1999 in the Convenience Store segment were $3,160,000 as compared with $3,990,000 in the six months ended March 31, 1998, a decrease of $830,000 or approximately 21%. The decline in operating expenses is principally attributable to the closing of underperforming stores during 1998, and to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $270,000 in the six months ended March 31, 1999, as compared with a loss of $572,000 in the six months ended March 31, 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

The Company determined that accounts receivable totaling $94,000 were probably uncollectible, and recorded an increase in its bad debt reserve during the six months ended March 31, 1999. After taking this nonrecurring noncash charge into consideration, operating expenses at EDCO Environmental decreased $60,000 in the six months ended March 31, 1999, to $335,000 as compared with $395,000 in the six months ended March 31, 1998, a decrease of approximately 15%. The decrease is primarily attributable to the Company's reduction in staff.

EDCO Environmental reported an operating loss of $1,000 in the six months ended March 31, 1999, as compared with an operating loss of $60,000 in the six months ended March 31, 1998. After taking into consideration the effect of the nonrecurring charge discussed above, EDCO Environmental adjusted operating results would be an operating profit of $93,000 in the six months ended March 31, 1999, as compared with an operating loss of $60,000 in the six months ended March 31, 1998, primarily due to increased sales revenues and resultant gross profits. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.

                       CAPITAL RESOURCES AND LIQUIDITY


At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous and continuing covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company is presently in compliance with the proposed financial covenants and management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


however there can be no assurance that the Company will be able to do so. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. Management intends to replace the existing bank debt with new financing which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. In conjunction with the Refinancing, the Company paid a fee of $85,000 to the bank on March 31, 1999.

The Company presently plans to spend less than $1,000,000 in capital expenditures during its fiscal year ended September 30, 1999, primarily to upgrade existing facilities. The Company plans to finance such expenditures through operating cash flows, proceeds from the sales of nonessential assets and lease financing. In addition, the Company plans to spend approximately $600,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture. Management intends to finance these costs with the proceeds from the continued sales of assets within its existing business units, and with additional debt or lease financing, if necessary.

Cash and cash equivalents were $1,060,000 and $831,000 at March 31, 1999 and September 30, 1998, respectively. The Company had net working capital of $85,000 at March 31, 1999, as compared with $1,243,000 at September 30, 1998. The decline in net working capital is primarily due to the write-down of current assets, primarily accounts receivable, of $1,160,000 during the quarter ended March 31, 1999.

Cash used by operating activities was $1,189,000 in the quarter ended March 31, 1999, as compared with cash used by operating activities of $1,834,000 in the comparable previous fiscal year period. The improvement in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year; the Company's investment in net working capital declined $1,158,000 during the six months ended March 31, 1999, although such decreased investment is due to the write-down of current assets discussed above. Pre-tax loss on continuing operations, net of the noncash charges for stock option compensation expense and write-downs of current assets, increased to 1,946,000 in the six months ended March 31, 1999 as compared with a pre-tax loss of $607,000 in the six months ended March 31, 1998. The effect of the increased pre-tax loss on cash utilization was mitigated by the increase in accounts payable, primarily due to the legal and professional fees incurred during the Company's merger discussions, discussed above. The Company expects to repay such obligations through the utilization of the proceeds from the pending sales of assets.

The Company identified certain nonessential assets which it sold during the six months ended March 31, 1999; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received cash proceeds of $1,004,000 and notes of $207,000 from the sale of such assets during the six months ended March 31, 1999, and recorded a loss of $36,000 on the sales of such assets. Cash provided by investing activities was $593,000 in the six months ended March 31, 1999, as compared with cash used by investing activities of $379,000 during the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)


six months ended March 31, 1998; the improvement is attributable to lower capital expenditures and sales of assets during the six months ended March 31, 1999.

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

During the six months ended March 31, 1999, the Company received proceeds of $1,078,000, arising from the exercise of employee stock options.

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

As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 are being identified and the Company has made inquiries of its key business partners in an attempt to reasonably ascertain their stage of Y2K readiness.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS (CONTINUED)



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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX
                                                                 PAGE
   27    Financial Data Schedule                                   26
   10.1  Loan Agreement between the Company and Texas
           Commerce Bank National Association, dated
           as of August 30, 1996                                   28
   10.2  Amendment to Loan Agreement dated August 4, 1997          80
   10.3  Amendment to Loan Agreement dated December 24, 1997       93
   10.4  Amendment to Loan Agreement dated April 23, 1998         107
   10.5  Amendment to Loan Agreement dated March 31, 1999         114

B. REPORTS ON FORM 8-K

Report on Form 8-K dated March 10, 1999 announcing the proposed merger between Evans Systems, Inc. and Duke and Long Distributing Company.

Report on Form 8-K dated April 16, 1999 announcing the termination of the Company's merger discussions with Duke and Long Distribution Company

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EVANS SYSTEMS, INC.
                                         (REGISTRANT)


Date: May 24, 1999            By: __________________________________________
                                      J.L. Evans, Sr.
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      And authorized to sign on behalf of the
                                      registrant

                              By: __________________________________________
                                      Richard B. Dix
                                      President and Chief Operating Officer
                                      And authorized to sign on behalf of the
                                      registrant


                              By: __________________________________________
                                      Richard A. Goeggel
                                      Vice president and Chief
                                      Financial Officer And authorized
                                      to sign on behalf of the
                                      registrant.