Form 10-Q
period 1999-06-30
EVANS SYSTEMS INC
filed 1999-08-24
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 23, 1999

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

                                    FORM 10-Q

     (MARK ONE)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended JUNE 30, 1999.

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 23, 1999 was 3,959,440.

                               EVANS SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Financial Statements (Unaudited)                            Page Number
            Condensed Consolidated Unaudited Balance Sheet as of
            June 30, 1999  and September 30, 1998 ....................    3

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive Income (Loss) for the
            Three Months Ended June 30, 1999 and 1998 ................    4

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive  Income (Loss)  for the
            Nine Months Ended June 30, 1999 and 1998 .................    5

            Condensed Consolidated Unaudited Statement of Cash
            Flows for the Nine Months Ended June 30, 1999 and 1998 ...    6

            Notes to the Condensed Consolidated Financial Statements .    7

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations ......................    9


PART II.  OTHER INFORMATION

         Exhibits and Reports on Form 8-K
            A.  Exhibits Index .......................................   24
            B.  Reports on Form 8-K ..................................   24

         Signatures ..................................................   24

PART I. FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                              JUNE 30,     SEPTEMBER 30,
                                                                1999           1998
                                                             ----------   ---------------
                 ASSETS                                                    (As restated)
Current Assets:
     Cash and cash equivalents .........................      $  1,527       $    831
     Trade receivables net of allowance for doubtful
         accounts of $308,000 and $264,000, respectively         3,588          2,751
     Inventory .........................................         3,138          3,714
     Income taxes receivable ...........................           128            128
     Prepaid expenses and other current assets .........           398            775
     Deferred income taxes .............................                           78
     Current assets of ChemWay .........................          --            1,637
                                                              --------       --------
         Total current assets ..........................         8,779          9,914
Property and equipment, net ............................        15,273         17,037
Investment in marketable securities ....................           937
Other assets ...........................................           499            837
Deferred income taxes ..................................          --            1,291
Noncurrent assets of ChemWay ...........................          --            3,535
                                                              --------       --------
              Total assets .............................      $ 25,488       $ 32,614
                                                              ========       ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses .............      $  6,819       $  6,019
     Current portion of long-term debt .................         2,178          1,698
     Current liabilities of ChemWay ....................          --            2,034
                                                              --------       --------
         Total current liabilities .....................         8,997          9,751
Long-term debt .........................................        10,135         11,151
                                                              --------       --------
         Total liabilities .............................        19,132         20,902
                                                              --------       --------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 4,094,831 and 3,268,298 shares issued,
     respectively ......................................            41             33
     Additional paid-in capital ........................        15,377         13,811
     Retained earnings (deficit) .......................        (8,628)        (1,698)
     Treasury stock, 72,589 shares, at cost ............          (434)          (434)
                                                              --------       --------
         Total stockholders' equity ....................         6,356         11,712
                                                              --------       --------
              Total liabilities and stockholders' equity      $ 25,488       $ 32,614
                                                              ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1999           1998
                                                       --------       --------
                                                                   (As restated)
Revenue:
     Refined product sales ........................    $ 20,208       $ 21,925
     Other sales and services .....................       4,050          4,528
                                                       --------       --------
     Total revenue ................................      24,258         26,453
Cost of sales .....................................      21,082         23,205
                                                       --------       --------
Gross profit ......................................       3,176          3,248
                                                       --------       --------
Operating expenses:
     Employment expenses ..........................       1,546          1,795
     Other operating expenses .....................         816            774
     General & administrative expenses ............         783            771
     Depreciation and amortization ................         368            456
                                                       --------       --------
     Total operating expenses .....................       3,513          3,796
                                                       --------       --------
Operating loss ....................................        (337)          (548)
Other income (expense)
     Interest expense, net ........................        (533)          (160)
     Gain on sale of assets .......................         213
     Loss on marketable securities ................      (8,063)          --
     Other, net ...................................                        143
                                                       --------       --------

Loss before benefit from income taxes .............      (8,720)          (565)

Benefit from income taxes .........................        --              200
                                                       --------       --------

Loss from continuing operations ...................      (8,720)          (365)

Discontinued operations:
     Loss from discontinued operations of
       ChemWay ....................................        --             (242)
                                                       --------       --------

Net loss ..........................................    $ (8,720)      $   (607)
                                                       ========       ========


Basic and diluted earnings (loss) per share:
     Continuing operations ........................    $  (2.37)      $   (.36)
     Discontinued operations ......................          -            (.35)
     Provision for loss on disposition of ChemWay .          -            (.23)
                                                       --------       --------
     Net income (loss) ............................    $  (2.37)      $   (.94)
                                                       ========       ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           NINE MONTHS ENDED JUNE 30,
                                                           --------------------------
                                                              1999           1998
                                                            --------       --------
                                                                        (As restated)
Revenue:
     Refined product sales ...........................      $ 51,688       $ 64,991
     Other sales and services ........................        12,727         14,831
                                                            --------       --------
     Total revenue ...................................        64,415         79,822
Cost of sales ........................................        55,030         68,646
                                                            --------       --------
Gross profit .........................................         9,385         11,176
                                                            --------       --------
Operating expenses:
     Employment expenses .............................         5,226          6,156
     Other operating expenses ........................         2,560          2,551
     General & administrative expenses ...............         2,436          2,048
     Depreciation and amortization ...................         1,208          1,426
                                                            --------       --------
     Total operating expenses ........................        11,430         12,181
                                                            --------       --------
Operating loss .......................................        (2,045)        (1,005)
Other income (expense):
     Interest expense, net ...........................        (1,220)          (841)
     Gain on sale of assets ..........................           323           (114)
     Loss on marketable securities ...................        (8,063)          --
     Other, net ......................................          (201)           212
                                                            --------       --------
Loss before benefit from income taxes ................       (11,206)        (1,748)
Benefit from income taxes ............................            19            629
                                                            --------       --------
Loss from continuing operations ......................       (11,187)        (1,119)
Discontinued operations:
     Loss from discontinued operations of
       ChemWay, net of tax benefit ...................          --           (1,090)
     Gain (Provision for loss) on disposal of ChemWay,
       net of taxes of $2,249 and $211, respectively .         4,257           (705)
                                                            --------       --------

Net income (loss) ....................................      $ (6,930)      $ (2,914)

Basic and diluted earnings (loss) per share:
     Continuing operations ...........................      $  (1.82)      $   (.36)
     Discontinued operations .........................            -            (.35)
     Provision for loss on disposition of ChemWay ....            -            (.23)
                                                            --------       --------
     Net income (loss) ...............................      $  (1.82)      $   (.94)
                                                            ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           NINE MONTHS ENDED JUNE 30,
                                                          ----------------------------
                                                              1999            1998
                                                            -------         -------
                                                                         (As restated)
Cash flows from operating activities:
     Net income (loss) .............................        $(6,930)        $(2,914)
     Adjustments:
         Depreciation and amortization .............          1,208           1,584
         Deferred income taxes .....................          1,369          (1,489)
         Loss from discontinued operations .........           --             1,100
         Loss (gain) on sale of fixed assets .......           (323)            114
         Gain on disposition of ChemWay ............         (4,257)
         Loss on marketable securities .............          8,628            --
         Change in unrealized loss on martable
           securities ..............................           (938)           --
         Stock option compensation expense .........            205            --
         Changes in working capital:
              Current assets .......................          1,218           3,898
              Current liabilities ..................           (699)         (1,880)
                                                            -------         -------
     Total adjustments .............................          5,846           3,327
                                                            -------         -------
Net cash provided (used) by operating activities ...         (1,084)            413
                                                            -------         -------

Cash flows from investing activities:
     Capital expenditures ..........................           (446)         (1,769)
     Proceeds from sale of property and equipment ..          1,325           1,407
     Other, net ....................................             68             156
                                                            -------         -------
Net cash provided (used) by investing activities ...            947            (206)
                                                            -------         -------

Cash flows from financing activities:
     Borrowings  (repayment) on notes payable, net .           (536)            159
     Net proceeds from exercise of stock options ...          1,369            --
                                                            -------         -------
Net cash provided by financing activities ..........            833             159
                                                            -------         -------

Net increase (decrease) in cash ....................            696             366
Cash and cash equivalents, beginning of period .....            831           1,297
                                                            -------         -------
Cash and cash equivalents, end of period ...........        $ 1,527         $ 1,663
                                                            -------         -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999.

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

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000, the payment of which the bank agreed to defer until the earlier of August 31, 1999 or the repayment of the loan; furthermore, the Company could become obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. Interest expense in the three and nine month periods ended June 30, 1999 includes the $250,000 payment which was originally due June 30. Management intends to replace the existing bank debt with new financing which would have the effect of increasing the availability of working capital and avoid payment of the fees discussed above, however there can be no assurance that it will be able to do so.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending June 30, 1999 and June 30, 1998 were computed using 3,675,398 and 3,090,984 weighted average common shares outstanding, respectively. Basic and diluted loss per share for the nine months ended June 30, 1999 and June 30, 1998 were computed using 3,814,699 and 3,090,984 average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unaffiliated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Company recorded a gain on the disposition of ChemWay of $4,257,000, net of provision for income taxes of 2,249,000.

NOTE F - MARKETABLE SECURITIES

Marketable equity securities available for resale are carried at market. The number of shares of Affiliated common stock at June 30, 1999 was 1,500,000 shares, resulting in a loss of $8,063,000. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair price" indicated by the closing price of $0.625 per share.

The Company determined that its investment in Affiliated common stock was permanently impaired adn, accordingly recoreded a realized osss of $8,063,000 in the quarter ended June 30, 1999.

The Affiliated common stock is highly illiquid; in addition to being unregistered, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the value recorded on the balance sheet should it elect to register and sell its Affiliated common stock.

At December 31, 1998, Affiliated had a retained earnings deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated had no revenues from operations during the last six months of 1998. There can be no assurance that the Company would be able to realize the value recorded on the balance sheet should it elect to register and sell its Affiliated common stock.

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

NOTE H - STOCKHOLDERS' EQUITY

The Company received net proceeds of $1,078,000 from the exercise of 429,543 stock options by employees during the nine months ended June 30, 1999.

NOTE I - SUBSEQUENT EVENTS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In July 1999, two alleged purchasers of ESI common stock, who allegedly bought their stock between December 29, 1997 and June 8, 1999, brought two purported class action lawsuits against ESI and several of its current and former officers and directors in the United States District Court for the Southern District of Texas. Each of these lawsuits asserted that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about ESI's financial condition and results of operations. The lawsuits demanded, among other relief, unspecified compensatory damages, attorneys' fees and the costs of conducting the litigation.

It is not possible at this time to predict the impact that the above lawsuits may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonably likely, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. ESI intends to defend itself vigorously in all the above matters.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

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



                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 1999 and 1998. This is the second quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                                (AS RESTATED)
                                               THREE MONTHS     THREE MONTHS
                                                   ENDED            ENDED
                                               JUNE 30, 1999    JUNE 30, 1998
                                              --------------   ---------------
                                               (In thousands)   (In thousands)

PETROLEUM MARKETING(1)
Revenue ..................................        $ 15,956         $ 17,547
Gross profit .............................           1,406            1,256
Operating expenses .......................           1,847            1,870
                                                  --------         --------
Operating loss ...........................            (441)            (614)

CONVENIENCE STORES
Revenue ..................................           7,881            8,586
Gross profit .............................           1,486            1,781
Other operating expenses .................           1,516            1,776
                                                  --------         --------
Operating loss ...........................             (30)               5

EDCO ENVIRONMENTAL
Revenue ..................................             421              320
Gross profit .............................             284              211
Other operating expenses .................             150              150
                                                  --------         --------
Operating income (loss) ..................             134               61

TOTAL
Revenue ..................................        $ 24,258         $ 26,453
Gross profit .............................           3,176            3,248
Operating expenses .......................           3,513            3,796
                                                  --------         --------
Operating loss ...........................            (337)            (548)

(1)  Includes expenses of the parent company.

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

On April 1999, the Company announced that it executed an exclusive marketing agreement with For A Free Gift.Com, an internet marketing venture, owned by Access Media and Marketing of Oak Brook, Illinois, pursuant to which the Company will have exclusive rights to market the program within the convenience store industry in the U.S. The program, which management intends to preview on July 1, 1999 in its company-operated convenience stores, will use promotional brochures which will contain discount coupons and will feature manufacturing and retail products. These flyers and brochures will be distributed to consumers, allowing the consumer to receive free gifts and coupon discounts both in the store and by logging on to the for-a-free-e-gift.com website and entering an identification number contained on the flyer. The company plans to develop the reverse-marketing concept to provide real-time store specific demographic data on consumers to advertisers by generating site visits to a-free- gift.com. Each distributed flyer will contain nine discount coupons that can be redeemed by the consumer, and each free brochure will contain 60 coupon discounts and special offers from advertisers and manufacturers. The Company anticipates that revenues will be generated both from the placement of coupons through the selling of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


advertising on the flyers/ brochures and sponsor revenues and cost-per-lead data from the Web site. Under the terms of the agreement Evans will receive 33% of the advertising and sponsor revenue generated by each participating convenience store in the program. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so. Management intends to spend approximately $870,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture. Management intends to raise the necessary funding through the sale of common stock in a private placement, although there can be no assurance that it will be able to do so. In the event that the Company is unsuccessful in raising the necessary funds, it is unlikely that the Company would be able to develop the For-A-Free-Gift.Com venture.

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

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company also announced the retirement of the Company's Director and Secretary, Mrs. Maybell Evans. The Company intends to reposition itself as a e-commerce based value-added service provider to the convenience store industry. Under this business model the company intends to offer coupons and discounts to consumers through internet-based cross-promotion with manufacturers and advertisers to drive retail consumers to content-based web sites which offer promotional items and services to the convenience consumer. Management believes the potential for the Petroleum Marketing segment is limited, and intends to explore all strategic alternatives that relate to that segment. Mr. Dix resigned from the Company in July 1999 in order to pursue other interests.

Consolidated sales revenues declined to $24,258,000 in the quarter ended June 30, 1999, from $26,453,000 in the comparable prior year quarter, a decline of $2,195,000 or approximately 8%. The decline is primarily due to the closing or selling of underperforming retail locations in the petroleum marketing and convenience store segments. See segment discussions, below.

Consolidated gross profit in the quarter ended June 30, 1999 was $3,176,000 as compared with $3,248,000 in the quarter ended June 30, 1998, a decline of $72,000 or approximately 2%. Gross profit expressed as a percentage of sales ("Gross Margin"), increased to approximately 13.1% of sales during the quarter ended June 30, 1999 as compared with approximately 12.3% of sales in the comparable prior year quarter. The increase in Gross Margin is principally attributable to higher prevailing fuel margins which prevailed during the current fiscal year period. See segment discussions, below.

Operating expenses in the quarter ended June 30, 1999 were $3,513,000, as compared with $3,796,000 in the quarter ended June 30, 1998, a decrease of $283,000 or approximately 7%. Operating expenses included legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt. After adjusting for these nonrecurring expenses, adjusted operating expenses declined $468,000 or approximately 12%. The decline in operating expenses in the quarter ended June 30, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company incurred a consolidated operating loss of $337,000 in the quarter ended June 30, 1999, as compared with an operating loss of $548,000 in the quarter ended June 30, 1998. The difference is primarily as a result of the lower sales revenues and resulting gross profits in the current year, partially offset by reduced operating expenses.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $1,591,000 to $15,956,000 in the quarter ended June 30, 1999, as compared with $17,547,000 in the quarter ended June 30, 1998, a decline of approximately 9%. The decline is primarily due to reduced number of customers which the Company served during the current year quarter. Fuel prices can be extremely volatile, and are determined by factors beyond the Company's control. Overall fuel prices have subsequently increased during the summer of 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 16,293,000 in the quarter ended June 30, 1999, as compared with 16,417,000 gallons in the quarter ended June 30, 1998, a decrease of approximately 1%. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy Systems, Inc. ("Way Energy") also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998 and into 1999: the Company was unable to sell fuels through various racks with its exchange agreements with other oil companies. The Company is continuing to seek a new supplier for its terminal operation, however there can be no assurance that it will be able to do so.

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

Gross profit in the Petroleum Marketing Segment was $1,406,000 in the quarter ended June 30, 1999, as compared with $1,256,000 in the quarter ended June 30, 1998, an increase of $150,000 or approximately 12%. Gross

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Margin in the quarter ended June 30, 1999 increased to approximately 8.8% of sales as compared with approximately 7.2% in the quarter ended June 30, 1998. The increase is attributed to the improved competitive conditions which prevailed during the third quarter of 1999, as compared to the third quarter of 1998, partially offset by the conversion of Special Purpose Lease customers into Open Dealers.

Operating expenses in the Petroleum Marketing Segment were $1,847,000 in the quarter ended June 30, 1999, as compared with $1,870,000 in the quarter ended June 30, 1998, a decrease of $23,000 or approximately 1%. Operating expenses included legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt. After adjusting for these nonrecurring expenses, operating expenses declined $189,000 or approximately 11% in the quarter ended June 30, 1999 as compared with the quarter ended June 30, 1998. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the quarter ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff by approximately 35%. With these additional reductions in personnel, management anticipates annualized reductions in operating expenses of approximately $800,000. On May 3, 1999, the Company completed the sale of its Bay City, Texas tire store and closed the sales transaction on June 30, 1999. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment decreased to $441,000 in the quarter ended June 30, 1999 as compared with an operating loss of $614,000 in the quarter ended June 30, 1998. The reduced loss in the current year period is attributable to higher gross margins and reduced operating expenses in the current year, partially offset by reduced sales revenues.

CONVENIENCE STORE SEGMENT

Sales in the Convenience Store segment were $7,881,000 in the quarter ended June 30, 1999, as compared with $8,586,000 in the quarter ended June 30, 1998, a decline of approximately 8%. During the quarter ended June 30, 1999 the company operated 24 stores compared to 29 stores during the comparable quarter ended June 30, 1998, having closed another nonperforming store in May 1999. Fuel sales in the quarter ended June 30, 1999 were $4,489,000 as compared with $4,716,000 in the quarter ended June 30, 1998; fuel sales in gallons declined to 4,247,000 gallons in the quarter ended June 30, 1999 as compared with 4,744,000 gallons in the quarter ended June 30, 1998.

Merchandise sales decreased $325,000 to $3,244,000 as compared with $3,569,000 in the quarter ended June 30, 1998. The decline in merchandise sales is primarily due to fewer operating stores during the current fiscal year. As a percentage of total store sales, however, merchandise sales were comparable in the quarters ended June 30, 1999 and 1998, respectively.

Gross profit declined $295,000 or approximately 16% to $1,486,000 in the quarter ended June 30, 1999 as compared with $1,781,000 in the quarter ended June 30, 1998 primarily due to the lower sales during the current year period. Gross Margin in the Convenience Store segment was approximately 18.9% of sales as compared with approximately 20.7% of sales during the 1999 and 1998 periods, respectively.

Operating expenses during the quarter ended June 30, 1999 in the Convenience Store segment were $1,516,000 as compared with $1,776,000 in the quarter ended June 30, 1998, a decrease of $260,000 or approximately 15%. The decline in operating expenses is principally attributable to the closing of underperforming stores during 1998, and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $30,000 in the quarter ended June 30, 1999, as compared with an operating profit of $5,000 in the quarter ended June 30, 1998. The increased loss is due to reduced sales and resulting gross profits, partially offset by reduced operating expenses during the current year.

EDCO ENVIRONMENTAL

EDCO Environmental earned an operating profit of $134,000 in the quarter ended June 30, 1999, as compared with an operating profit of $61,000 in the quarter ended June 30, 1998, primarily due to increased sales revenues and resultant gross profits in the current year quarter. EDCO Environmental intends to continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.


                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NINE MONTHS ENDED JUNE 30, 1999 AND 1998

The following table reflects the operating results of the Company's business segments for the nine months ended June 30, 1999 and 1998.

                                                                 (AS RESTATED)
                                                NINE MONTHS       NINE MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 1999     JUNE 30, 1998
                                              ---------------   --------------
                                              (In thousands)    (In thousands)

PETROLEUM MARKETING(1)
Revenue ..................................       $ 41,319          $ 54,259
Gross profit .............................          4,326             5,431
Operating expenses .......................          6,180             5,870
                                                 --------          --------
Operating loss ...........................         (1,854)             (439)

CONVENIENCE STORES
Revenue ..................................         21,879            24,632
Gross profit .............................          4,376             5,199
Other operating expenses .................          4,671             5,766
                                                 --------          --------
Operating loss ...........................           (295)             (567)

EDCO ENVIRONMENTAL
Revenue ..................................          1,217               941
Gross profit .............................            683               546
Other operating expenses .................            579               545
                                                 --------          --------
Operating income (loss) ..................            104                 1

TOTAL
Revenue ..................................         64,415          $ 79,822
Gross profit .............................          9,385            11,176
Operating expenses .......................         11,430            12,181
                                                 --------          --------
Operating loss ...........................         (2,045)           (1,005)

(1)  Includes expenses of the parent company.

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the results for the nine months ended June 30, 1999.

Operating loss for the nine months ended June 30, 1999 also includes nonrecurring legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

Operating loss for the nine months ended June 30, 1999 included a non-cash charge of $205,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. Gross profit in the results for the nine months ended June 30, 1998 included additional gross profit of $434,000, resulting from the refund of excise taxes which had previously been overpaid.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). On December 30, 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for-stock transaction. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock; the number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction

In April 1999, the Company announced that it is having discussions with For A Free Gift.Com, an internet marketing venture, pursuant to which the Company would have exclusive rights to market the program within the convenience store industry in the U.S. The Company was named the master distributor for the Convenience store industry, allowing Evans to target the approximately 90,000 convenience stores operating in the U.S. The program is designed to drive customers to participating stores through the utilization of free gifts and cost saving coupons. The store customers then have an opportunity to win additional free gifts by logging on to the internet web-site and watching a brief message from participating sponsors. Each participating convenience store acts a sub-distributor for the program and is compensated, based upon redemption rates of coupons. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so. Management intends to raise the necessary funding through the sale of common stock in a private placement, although there can be no assurance that it will be able to do so. In the event that the Company is unsuccessful in raising the necessary funds, it is unlikely that the Company would be able to develop the For-A-Free-Gift.Com venture.

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company intends to continue to reposition itself as a service provider to the convenience store industry. Management believes the potential for the Petroleum Marketing segment is limited, and intends to gradually exit from that segment. The Company is presently negotiating with various potential strategic partners with the intent of rapidly creating a significant presence on the internet. Mr. Dix resigned from the Company in July 1999 in order to pursue other interests.

Consolidated sales revenues declined to $64,415,000 in the nine months ended June 30, 1999, from $79,259,000 in the comparable prior year period, a decline of $14,844,000 or approximately 19%. The decline is primarily due to the lower fuel prices which prevailed during the current year period, and to the fewer number of operating store location. See segment discussions, below.

Consolidated gross profit in the nine months ended June 30, 1999, excluding the effect of the excise tax refund discussed above, was $9,385,000 as compared with $10,742,000 in the nine months ended June 30, 1998, a decline of $1,357,000 or approximately 13%. Gross Margin, after taking into consideration the effect of the excise tax refund recognized during the nine months ended June 30, 1998, increased to approximately 14.6% of sales during the nine months ended June 30, 1999 as compared with a approximately 13.5% of sales in the comparable prior year period. The improvement Gross Margin is due to the higher fuel prices and margins which prevailed during the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, partially offset by the highly competitive environment which prevailed during the quarter ended March 31, 1999. See segment discussions, below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating expenses, excluding the effect of the nonrecurring charges discussed above, in the six month period ended June 30, 1999 were $11,038,000, as compared with $12,181,000 in the nine months ended June 30, 1998, a decrease of $1,143,000 or approximately 9%. The decline in operating expenses in the nine months ended June 30, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the six months ended June 30, 1998, and the nonrecurring charges in the six months ended June 30, 1999, declined $266,000 in the current year period: adjusted operating loss was $1,173,000 in the nine months ended June 30, 1999 as compared with an adjusted operating loss of $1,439,000 in the nine months ended June 30, 1998. The effect of the reduced adjusted operating expenses during the current year six month period was partially offset by the lower sales revenues and gross profits during the current year six month period. By segment, improved results in the convenience store and EDCO Environmental segments were offset by higher operating losses in the Petroleum Marketing segment. See segment discussion, below.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $12,940,000 to $41,319,000 in the nine months ended June 30, 1999, as compared with $54,259,000 in the nine months ended June 30, 1998, a decline of approximately 24%. The decline is primarily due to the reduced number of customers which the Company served during the current year, and secondarily due to the lower retail prices which prevailed during the current year perod. Fuel prices can be extremely volatile, and are determined by factor's beyond the Company's control. Overall fuel prices have subsequently increased during the summer of 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 44,262,000 in the nine months ended June 30, 1999, as compared with 52,000,000 gallons in the nine months ended June 30, 1998, a decrease of approximately 15%. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998 and into 1999: the Company was unable to sell fuels through various racks with its exchange agreements with other oil companies. The Company is continuing to seek a new supplier for its terminal operation, however there can be no assurance that it will be able to do so.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of June 30, 1999, the Company sold its investment at 30 of the lower-volume Special Purpose Lease accounts. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The remaining net book value of fixed assets at these 16 locations is included in the $338,000 loss on abandonment of fixed assets recorded in the nine months ended June 30, 1999. Revenues at the 16 Special Purpose Lease sites where the underground storage tanks were removed were immaterial to the Petroleum Marketing Segment, and management believes the closing of these 16 locations will have an immaterial effect on the future operating results of the segment. Nineteen of the Special Purpose Lease locations sold or closed by the Company were registered as Leaking Petroleum Storage Tank ("LPST") sites with the TNRCC. Additionally, the Company purchased insurance, effective December 22, 1998, indemnifying the Company for first party or third party responsibility up to $1,000,000 per location, arising from future underground storage tank environmental issues. As such, the Company's potential liability for cleanup is limited to its deductible amount under either the TNRCC fund, or insurance coverage carried by the Company. The Company's maximum potential liability for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

Gross profit in the Petroleum Marketing Segment was $4,326,000 in the nine months ended June 30, 1999, as compared with $4,997,000 in the nine months ended June 30, 1998, after taking into consideration the effect of the excise tax refund, a decline of $671,000 or approximately 13%. Gross Margin in the nine months ended June 30, 1999, however, increased to approximately 10.5% of sales as compared with approximately 9.2% in the nine months ended June 30, 1998, after taking into consideration the effect of the excise tax refund. Gasoline gross profits are determined primarily by external competitive factors which are beyond the Company's control, and can be highly volatile. Gross Margins in the first and third quarters of 1999 were higher than those achieved in the first quarter of 1998, however Gross Margins in the second quarter of 1999 were significantly lower than either the first quarter of 1999, or the comparable second quarter of 1998.

Compensation expense in the nine months ended June 30, 1999 included a non-cash charge to compensation expense of $196,000, resulting from the vesting of employee stock options, discussed above. General and administrative expenses also included legal and professional fees of $479,700, incurred in conjunction with the proposed merger with Duke and Long Distributing, see above. General and administrative expenses also includes nonrecurring legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free- Gift.Com, and the refinancing of the Company's senior debt.

After taking into consideration the nonrecurring expenses discussed above, operating expenses in the Petroleum Marketing Segment were $5,317,000 in the nine months ended June 30, 1999, as compared with $5,870,000 in the nine months ended June 30, 1998, a decrease of $553,000 or approximately 9%. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the nine months ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment increased to $1,854,000 in the nine months ended June 30, 1999 as compared with an operating loss of $439,000 in the nine months ended June 30, 1998. The variance is primarily due to the non-recurring legal and professional fees and the noncash compensation expense incurred during the nine months ended June 30, 1999. After taking into consideration those nonrecurring expenses of $863,000, and the $434,000 excise tax refund discussed above, the comparable results for the Petroleum Marketing Segment would be an adjusted operating loss of $991,000 in the nine months ended June 30, 1999 as compared with an adjusted operating loss of $873,000 in the nine months ended June 30, 1998. The increased adjusted operating loss is primarily due to the competitive environment with resultant reduced fuel pricing and gross margins which prevailed during the current year nine months, partially offset by reduced operating expenses during the current nine month period

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONVENIENCE STORE SEGMENT

Sales in the Convenience Store segment were $21,879,000 in the nine months ended June 30, 1999, as compared with $24,632,000 in the nine months ended June 30, 1998, a decline of approximately 11%. The Company operated 24 stores at the end of the nine month period ended June 30, 1999 as compared with compared with 34 stores during the comparable period ended June 30, 1998. Fuel sales in the nine months ended June 30, 1999 were $12,130,000 as compared with $13,647,000 in the nine months ended June 30, 1998; the lower fuel sales in the current year is due to the lower retail fuel prices which prevailed during the current year period. Fuel sales in gallons increased to 12,521,000 in the nine months ended June 30, 1999 as compared to 12,747,000 in the nine months ended June 30, 1998. The decline in selling prices for fuel during the current year period is primarily driven by external market forces beyond the Company's control, however it also reflects Management's decision to price its fuels more aggressively in order to increase customer traffic and resulting higher-margin merchandise sales.

Merchandise sales decreased $784,000 to $9,452,000 as compared with $10,236,000 in the nine months ended June 30, 1998. The decline in merchandise sales is primarily due to fewer operating stores during the current fiscal year. As a percentage of total store sales, however, merchandise sales increased to slightly over 43% as compared to approximately 42% in the nine month periods ended June 30, 1999 and 1998, respectively.

Gross profit declined $823,000 or approximately 15% to $4,376,000 in the nine months ended June 30, 1999 as compared with $5,199,000 in the nine months ended June 30, 1998 primarily due to the lower gasoline margins which prevailed during the current year period. Gross Margin in the Convenience Store segment was approximately 20.0% of sales as compared with approximately 21.1% of sales during the 1999 and 1998 periods, respectively.

Operating expenses during the nine months ended June 30, 1999 in the Convenience Store segment were $4,671,000 as compared with $5,766,000 in the nine months ended June 30, 1998, a decrease of $1,095,000 or approximately 19%. The decline in operating expenses is principally attributable to the closing of underperforming stores during 1998, and to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $295,000 in the nine months ended June 30, 1999, as compared with a loss of $567,000 in the nine months ended June 30, 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

EDCO Environmental reported an operating profit of $104,000 in the nine months ended June 30, 1999, as compared with an operating profit of $1,000 in the nine months ended June 30, 1998,, primarily due to increased sales revenues and resultant gross profits. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.


                         CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous and continuing covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


(iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company is presently in compliance with the proposed financial covenants and management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. Management intends to replace the existing bank debt with new financing , discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company is obligated to make an additional principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The loan agreement pursuant to the Refinancing was amended in July 1999 to defer the $250,000 fee that was originally due June 30, 1999 to the earlier of August 31, 1999 or the closing of the B&I Loan In conjunction with the Refinancing, the Company paid a fee of $85,000 to the bank on March 31, 1999.

On July 21, 1999, the Company was notified that it had been approved for term loans totaling $10 million by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program ("B&I Loan".) Proceeds of the B&I Loan would be used to repay obligations owed under the Refinancing, and to provide working capital. The closing of the B&I Loan is contingent on, among other things, the completion of environmental cleanup at several sites and obtaining a new revolving credit facility in order to provide a minimum of $2.5 million in availability. The environmental cleanup is presently being performed and the Company believes it will be completed on or before August 31, 1999. The Company is presently negotiating with a lender to provide revolving debt sufficient to meet the requirements of the B&I Loan, however there can be no assurance that it will be successful in obtaining such a loan.

The Company presently plans to spend less than $1,000,000 in capital expenditures during its fiscal year ended September 30, 1999, primarily to upgrade existing facilities. The Company plans to finance such expenditures through operating cash flows, proceeds from the sales of nonessential assets and lease financing. In addition, the Company plans to spend approximately $870,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture. Management intends to finance these costs with the proceeds from the continued sales of assets within its existing business units, with additional debt or lease financing, and through the sale of common stock in a private placement transaction. There can be no assurance, however, that the Company will be successful in raising such funds, however, and in the event it is not successful it is unlikely that the Company would be able to realize value from the For-A-Free-Gift.Com venture.

Cash and cash equivalents were $1,527,000 and $831,000 at June 30, 1999 and September 30, 1998, respectively. The Company had a net working capital deficit of $218,000 at March 31, 1999, as compared with net working capital of $163,000 at September 30, 1998. The decline in net working capital is primarily due to operating losses sustained in the nine months ended June 30, 1999..

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Cash used by operating activities was $1,084,000 in the nine months ended June 30, 1999, as compared with cash provided by operating activities of $413,000 in the comparable previous fiscal year period. The reduction in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year. Pre-tax loss on continuing operations, net of the noncash charges for stock option compensation expense and the noncash loss on marketable securities, increased to 2,919,000 in the nine months ended June 30, 1999 as compared with a pre-tax loss of $1,119,000 in the nine months ended June 30, 1998. The effect of the increased pre-tax loss on cash utilization was mitigated by the increase in accounts payable, primarily due to the legal and professional fees incurred during the Company's merger discussions, discussed above. The Company expects to repay such obligations through the utilization of the proceeds from the pending sales of assets.

The Company identified certain nonessential assets which it sold during the nine months ended June 30, 1999; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, assets utilized in the Company's propane business, and the Company's Fuelman/Gascard franchise. The Company received proceeds of $1,325,000 from the sale of such assets during the nine months ended June 30, 1999, and recorded a gain of $323,000 on the sales of such assets. Cash provided by investing activities was $947,000 in the nine months ended June 30, 1999, as compared with cash used by investing activities of $206,000 during the nine months ended June 30, 1998; the improvement is attributable to lower capital expenditures and sales of assets during the current year period.

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

During the nine months ended June 30, 1999, the Company received proceeds of $1,063,000, arising from the exercise of employee stock options.

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

As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

B.   REPORTS ON FORM 8-K

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EVANS SYSTEMS, INC.
                                                (REGISTRANT)


Date: August 23, 1999                By: /s/ J. L. EVANS, SR.
                                             J.L. Evans, Sr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             And authorized to sign on behalf
                                             of the registrant

                                     By: /s/ RICHARD A. GOEGGEL
                                             Richard A. Goeggel
                                             Vice president and
                                             Chief Financial Officer
                                             And authorized to sign on behalf
                                             of the registrant.