Form 10-Q/A
period 1997-12-31
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 7, 1999

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
  (MARK ONE)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 12, 1998:
3,090,984.

                             EVANS SYSTEMS, INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                               Page Number
            Condensed Consolidated Balance Sheet as of
            December 31, 1997 and September 30, 1997                      3

            Condensed Consolidated Statement of Income for the
            Three Months Ended December 31, 1997 and 1996                 4

            Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended December 31, 1997 and 1996                 5

            Notes to the Condensed Consolidated Financial Statements      6

      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                         8


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index                                            13
            B. Reports on Form 8-K                                       13

      Signatures                                                         13

PART I.     FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                  1997            1997
                                                              -------------  --------------
                 ASSETS                                               (As restated)
Current Assets:
      Cash and cash equivalents ..........................      $    169       $  1,297
      Trade receivables, net of allowance for doubtful
           accounts of $302,000 and $340,000, respectively         4,613          4,584
      Inventory ..........................................         6,539          7,962
      Income taxes receivable ............................           310            310
      Prepaid expenses and other current assets ..........           619            618
      Deferred income taxes ..............................           191            191
                                                                --------       --------
           Total current assets ..........................        12,441         14,962

Property and equipment, net ..............................        21,496         21,551
Investment in marketable securities
Other assets .............................................           921          1,035
Deferred income taxes ....................................         1,209            670
                                                                --------       --------
                Total assets .............................      $ 36,067       $ 38,218
                                                                ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ..............      $  8,367       $  9,496
      Current portion of long-term debt ..................         7,944          7,837
                                                                --------       --------
           Total current liabilities .....................        16,311         17,333
Long-term debt ...........................................         5,231          5,401
                                                                --------       --------
           Total liabilities .............................        21,542         22,734
                                                                --------       --------

Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 15,000,000 shares
      authorized 3,163,573 shares issued .................            32             32
      Additional paid-in capital .........................        12,297         12,297
      Retained earnings ..................................         2,630          3,589
      Treasury stock, 72,589 shares, at cost .............          (434)          (434)
                                                                --------       --------
           Total stockholders' equity ....................        14,525         15,484
                                                                --------       --------
                Total liabilities and stockholders' equity      $ 36,067       $ 38,218
                                                                ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                              THREE MONTHS ENDED DECEMBER 31,
                                              -------------------------------
                                                       (As restated)
                                                    1997          1996
                                                 --------       --------
Revenue:
   Refined product sales ....................    $ 23,382       $ 31,340
   Other sales and services .................       5,387          4,724
                                                 --------       --------
   Total revenue ............................      28,769         36,064

Cost of sales ...............................      24,958         32,120
                                                 --------       --------

Gross profit ................................       3,811          3,944
                                                 --------       --------

Operating expenses:
   Employment expenses ......................       2,237          2,230
   Other operating expenses .................         946            963
   General & administrative expenses ........         665            784
   Depreciation and amortization ............         473            399
                                                 --------       --------
   Total operating expenses .................       4,321          4,376
                                                 --------       --------
Operating loss ..............................        (510)          (432)

Other income (expense)
   Interest expense, net ....................        (338)          (223)
   Gain on sale of assets ...................          (7)           (32)
   Other, net ...............................         (43)          (366)
                                                 --------       --------

Loss before benefit from income taxes .......        (898)        (1,053)

Benefit from income taxes ...................         324            374
                                                 --------       --------

Loss from continuing operations .............        (574)          (679)

Discontinued operations:
   Loss from discontinued operations of
   ChemWay, net of tax benefit ..............        (385)          (373)
                                                 --------       --------
Net loss ....................................    $   (959)      $ (1,052)
                                                 ========       ========
Basic and diluted earnings (loss) per share:
   Continuing operations ....................    $   (.19)      $   (.23)
   Discontinued operations ..................        (.12)          (.12)
                                                 --------       --------
   Net income (loss) ........................    $   (.31)      $   (.35)
                                                 ========       ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                          1997           1996
                                                                        -------        -------
                                                                            (As restated)
Cash flows from operating activities:
      Net loss ....................................................     $  (959)       $(1,052)
      Adjustments:
           Depreciation and amortization ..........................         527            439
           Deferred income taxes ..................................        (539)          (566)
           Loss on sale of fixed assets ...........................           7             32
           Loss on reclassification of securities .................        --              375
           Changes in working capital:
                Current assets ....................................       1,393          1,604
                Current liabilities ...............................      (1,022)         1,184
                                                                        -------        -------
      Total adjustments ...........................................         366          3,068
                                                                        -------        -------
Net cash provided (used) by operating activities ..................        (593)         2,016
                                                                        -------        -------

Cash flows from investing activities:
      Capital expenditures ........................................        (565)          (640)
      Proceeds from sale of property and equipment ................          86           --
      Other, net ..................................................           7              7
                                                                        -------        -------
Net cash provided (used) by investing activities ..................        (472)          (633)
                                                                        -------        -------

Cash flows from financing activities:
      Repayment on notes payable, net .............................         (63)          (161)
      Deferred revenue ............................................        --              103
                                                                        -------        -------
Net cash used by financing activities .............................         (63)           (58)
                                                                        -------        -------


Net increase (decrease) in cash ...................................      (1,128)         1,325
Cash and cash equivalents, beginning of period ....................       1,297          2,793
                                                                        -------        -------
Cash and cash equivalents, end of period ..........................     $   169        $ 4,118
                                                                        -------        -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the year ending September 30, 1998.

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

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE F - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 1998 and 1997. Unaudited quarterly financial data for 1998 and 1997 have also been restated. All disclosures related to 1998 and 1997 have been amended, as appropriate to reflect the restatement.

The Company has determined that certain expenses were incorrectly reported in previously issued financial statement. These principally relate to asset write-downs, unaccrued liabilities and related income taxes. With respect to asset write-downs, the Company has determined that certain credit card receivables were uncollectible and that various property and equipment costs should be written off. The Company has also concluded that certain liabilities had been incurred that were not properly accrued. The effect of the restatements discussed above on the statement of operations is as follows:

                                                                              QUARTER ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                                       1997                                1996
                                                           ---------------------------         ---------------------------
                                                           PREVIOUSLY            AS            PREVIOUSLY            AS
                                                            REPORTED          RESTATED          REPORTED          RESTATED
                                                           ----------         --------         ----------         --------
Revenue ..............................................      $ 28,769          $ 28,769          $ 36,064          $ 36,064
Cost of sales ........................................        24,943            24,958            31,713            32,120
                                                            --------          --------          --------          --------
Gross profit .........................................         3,826             3,811             4,351             3,944
Operating expense ....................................         4,321             4,321             4,376             4,376
                                                            --------          --------          --------          --------
Operating loss .......................................          (495)             (510)              (25)             (432)
Interest expense .....................................          (338)             (338)             (223)             (223)
Other ................................................           (43)              (50)             (366)             (398)
                                                            --------          --------          --------          --------
Loss from continuing operations
before taxes .........................................          (876)             (898)             (614)           (1,053)
Income tax benefit ...................................          (316)             (324)             (212)             (374)
                                                            --------          --------          --------          --------
Loss from continuing operations ......................          (560)             (574)             (402)             (679)
Loss from discontinued operations ....................          (385)             (385)             (373)             (373)
                                                            --------          --------          --------          --------
Net loss .............................................      $   (945)         $   (959)         $   (775)         $ (1,052)
                                                            ========          ========          ========          ========
Basic and diluted earnings (loss) per share:
      Continuing operations ..........................      $   (.19)         $   (.19)         $   (.14)         $   (.23)
      Discontinued operations ........................          (.12)             (.12)             (.12)             (.12)
                                                            --------          --------          --------          --------
      Net loss .......................................      $   (.31)         $   (.31)         $   (.26)         $   (.35)
                                                            ========          ========          ========          ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

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


                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 1997 and 1996. This is the first quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                           THREE MONTHS          THREE MONTHS
                                               ENDED                ENDED
                                          DECEMBER 31, 1997    DECEMBER 31, 1996
                                         -------------------  ------------------
                                            (In thousands)      (In thousands)

PETROLEUM MARKETING(1)
Revenue .............................          $ 20,060            $ 25,979
Gross profit ........................             1,864               1,707
Operating expenses ..................             2,161               2,140
                                               --------            --------
Operating loss ......................              (297)               (433)

CONVENIENCE STORES
Revenue .............................             8,332               9,586
Gross profit ........................             1,752               1,907
Operating expenses ..................             1,977               1,997
                                               --------            --------
Operating loss ......................              (225)                (90)

EDCO ENVIRONMENTAL
Revenue .............................               377                 499
Gross profit ........................               195                 330
Operating expenses ..................               183                 239
                                               --------            --------
Operating income (loss) .............                12                  91

TOTAL
Revenue .............................          $ 28,769            $ 36,064
Gross profit ........................             3,811               3,944
Operating expenses2 .................             4,321               4,376
                                               --------            --------
Operating loss ......................              (510)               (432)


(1)  Includes expenses of the parent company.


The Company's net loss for the quarters ended December 31, 1997 and 1996 was $959,000 and $1,052,000, respectively. The results of the quarter ended December 31, 1996, included a non-recurring, non-operating loss of $219,000 (net of tax effect) which resulted from the reclassification of securities available for sale, a bond fund the Company had held since 1993. In addition, the Company recorded a non-operating loss of $70,000 (net of tax effect) related to the decision by the Board of Directors to liquidate its trading portfolio. Without these non-recurring items, net losses for the quarters ended December 31, 1997 and 1996 would have been $959,000 and $763,000, respectively. The increased net loss was primarily incurred within the petroleum marketing and convenience store segments, as discussed below.

ESI's consolidated revenues for the three months ended December 31, 1997, were $28,769,000, as compared to $36,064,000 during the comparable period ending December 31, 1996. The $7,295,000 (20.2%) three-month decrease in this year's revenues was primarily attributable revenue decreases in the petroleum marketing and convenience store segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ESI's consolidated gross profit for the three months ended December 31, 1997 was $3,811,000, or approximately 13.2% of consolidated revenues, as compared to $3,944,000 or approximately 10.9% of consolidated revenues for the three months ended December 31, 1996. The decreased gross profit is attributable to reduced revenues in the current year period, discussed above. The higher gross profit as a percentage of revenues ("Gross Margin") is primarily due to higher margins in the petroleum marketing segment, discussed below.

The Company's operating expenses were $4,321,000 in the quarter ended December 31, 1997, as compared to $4,376,000 in the quarter ended December 31, 1996. The Company's operating expenses were approximately 15.0% of revenues in the quarter ended December 31, 1997 and 12.1% in the quarter ended December 31, 1996. Management took action, including the elimination of nonessential staff, to reduce its overall levels of operating expenses during October 1997, however the effect of such reductions did not occur until late in the fiscal quarter ending December 31, 1997.

PETROLEUM MARKETING SEGMENT

The petroleum marketing segment sales were $20,060,000 in the quarter ended December 31, 1997, as compared to $25,979,000 in the quarter ended December 31, 1996, a $5,919,000 (22.8%) decrease. Fuel sales gallonage were 19,616,000 gallons in the quarter ended December 31, 1997, as compared to 22,885,000 in the quarter ended December 31, 1996, a 3,269,000 (14.3%) decrease. Gross profits for the quarters ended December 31, 1997 and 1996 were $1,864,000 and $1,707,000 respectively. Gross Margin increased to approximately 9.3% in the quarter ended December 31, 1997, as compared to approximately 6.6% in the quarter ended December 31, 1996. Operating expenses increased $21,000 in the quarter ended December 31, 1997, as compared to the quarter ended December 31, 1996. Operating expenses were 10.8% of revenues in the quarter ended December 31, 1997, and 8.2% in quarter ended December 31, 1996. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating losses were $297,000 in the quarter ended December 31, 1997, as compared to losses of $433,000 in the quarter ended December 31, 1996. The decrease in operating losses is primarily due to the improved Gross Margin in the current year, partially offset by the reduction in sales revenue in the quarter ended December 31, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONVENIENCE STORE SEGMENT

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

                       CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and marketable securities were $169,000 as of December 31, 1997, as compared to $1,297,000 at September 30, 1997. Working capital deficit was $3,870,000 as of December 31, 1997, an increase from $2,371,000 as of September 30, 1997. The net decrease in working capital was largely attributable to a decrease in inventories of $1,423,000 and cash used to finance operations of $1,128,000 offset by a decrease in payables of $1,129,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cash provided (used) by operations was $(593,000) for the quarter ending December 31, 1997, as compared to $2,016,000 for the quarter ending December 31, 1996. ESI's current ratio, the ratio of current assets to current liability, was
0.76 at December 31, 1997 and .86 at September 30, 1997.

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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K


A. EXHIBITS INDEX                                  PAGE
   27.   Financial Data Schedule                    14


B. REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EVANS SYSTEMS, INC.
                                          (REGISTRANT)


Date: September 3, 1999                   By: /s/ J.L. EVANS, SR.
                                                  J.L. Evans, Sr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  And authorized to sign on
                                                  behalf of the registrant


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