Form 10-Q/A
period 1998-03-31
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

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


            720 AVENUE F NORTH, BAY CITY, TEXAS 77414 (409) 245-2424
                (Address including zip code and telephone number,
              including area code, of principal executive offices)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at April 30, 1998:
3,090,984

                               EVANS SYSTEMS, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

      Financial Statements (Unaudited)                               PAGE NUMBER
            Condensed Consolidated Balance Sheet as of
            March 31, 1998 and September 30, 1997 ....................    3

            Condensed Consolidated Statement of Income
            for the Three Months Ended March 31, 1998
            and 1997 .................................................    4

            Condensed Consolidates Statement of Income
            for the Six Months Ended March 31, 1998
            and 1997 .................................................    5

            Condensed Consolidated Statement of Cash
            Flows for the Six Months Ended March 31,
            1998 and 1997 ............................................    6

            Notes to the Condensed Consolidated
            Financial Statements .....................................    7

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations ..........................   11


PART II. OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index ........................................   20
            B. Reports on Form 8-K ...................................   20

      Signatures .....................................................   20

PART I. FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                    MARCH 31,    SEPTEMBER 30,
                                                       1998          1997
                                                    ---------    -------------
                                                         (As restated)
            ASSETS
Current Assets:
   Cash and cash equivalents ...................     $ 1,063       $ 1,297
   Trade receivables, net of allowance
     for doubtful accounts of $301,000
     and $340,000, respectively ................       3,456         4,584
   Inventory ...................................       4,369         7,962
   Income taxes receivable .....................         310           310
   Prepaid expenses and other current
     assets ....................................         240           618
   Deferred income taxes .......................         191           191
   Current assets of ChemWay ...................       1,694          --
                                                     -------       -------
      Total current assets .....................      11,323        14,962

Property and equipment, net ....................      18,217        21,551
Investment in marketable securities
Other assets ...................................         960         1,035
Deferred income taxes ..........................       1,494           670
Noncurrent assets of ChemWay ...................       2,892          --
                                                     -------       -------
         Total assets ..........................     $34,886       $38,218
                                                     =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses .......    $  4,744      $  9,496
   Current portion of long-term debt ...........       7,872         7,837
   Provision for loss on disposition on
     discontinued operations ...................       1,100          --
   Current liabilities of ChemWay ..............       4,524          --
                                                    --------      --------
      Total current liabilities ................      18,240        17,333
Long-term debt .................................       3,469         5,401
                                                    --------      --------
      Total liabilities ........................      21,709        22,734
                                                    ========      ========
Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value,
   15,000,000 shares authorized 3,163,573
   shares issued ...............................          32            32
   Additional paid-in capital ..................      12,297        12,297
   Retained earnings ...........................       1,282         3,589
   Treasury stock, 72,589 shares, at cost ......        (434)         (434)
                                                    --------      --------
      Total stockholders' equity ...............      13,177        15,484
                                                    --------      --------
         Total liabilities and stockholders'
           equity ..............................    $ 34,886      $ 38,218
                                                    ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------
                                                        (As restated)
Revenue:
   Refined product sales .......................   $     19,684    $     27,161
   Other sales and services ....................          4,916           4,633
                                                   ------------    ------------
   Total revenue ...............................         24,600          31,794

Cost of sales ..................................         20,483          28,359
                                                   ------------    ------------
Gross profit ...................................          4,117           3,435
                                                   ------------    ------------
Operating expenses:
   Employment expenses .........................          2,124           2,255
   Other operating expenses ....................            831             864
   General & administrative expenses ...........            612             779
   Depreciation and amortization ...............            497             450
                                                   ------------    ------------
   Total operating expenses ....................          4,064           4,348
                                                   ------------    ------------
Operating gain (loss)...........................             53            (913)

Other income (expense)
   Interest expense, net .......................           (343)           (188)
   Loss on sale of assets ......................           (107)           --
   Other, net ..................................            112             (63)
                                                   ------------    ------------
Loss before benefit from income taxes ..........           (285)         (1,164)

Benefit from income taxes ......................            105             423
                                                   ------------    ------------
Loss from continuing operations ................           (180)           (741)

Discontinued operations:
   Loss from discontinued operations of
   ChemWay, net of tax benefit .................           (463)            (31)
   Loss on disposal of ChemWay, including
   provision for losses of $200,000
     during the phase out period, net of
     tax benefit ...............................           (705)           --
                                                   ------------    ------------
Net loss .......................................   $     (1,348)   $       (772)
                                                   ============    ============
Basic and diluted earnings (loss) per share:
   Continuing operations .......................   $       (.06)   $       (.24)
   Loss from discontinued operations
     of ChemWay ................................           (.15)           (.01)
   Loss on disposal of ChemWay .................           (.23)           --
                                                   ------------    ------------
   Net income (loss) ...........................   $       (.44)   $       (.25)
                                                   ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                                   SIX MONTHS ENDED MARCH 31,
                                                   -------------------------
                                                      1998           1997
                                                   ---------       ---------
                                                         (As restated)
Revenue:
   Refined product sales ......................      $ 43,066       $ 58,501
   Other sales and services ...................        10,303          9,357
                                                     --------       --------
   Total revenue ..............................        53,369         67,858

Cost of sales .................................        45,441         60,479
                                                     --------       --------

Gross profit ..................................         7,928          7,379
                                                     --------       --------
Operating expenses:
   Employment expenses ........................         4,361          4,485
   Other operating expenses ...................         1,777          1,827
   General & administrative expenses ..........         1,277          1,563
   Depreciation and amortization ..............           970            849
                                                     --------       --------
   Total operating expenses ...................         8,385          8,724
                                                     --------       --------
Operating loss ................................          (457)        (1,345)

Other income (expense)
   Interest expense, net ......................          (681)          (411)
   Loss on sale of assets .....................          (114)           (32)
   Other, net .................................            69           (429)
                                                     --------       --------
Loss before benefit from income taxes .........        (1,183)        (2,217)

Benefit from income taxes .....................           429            797
                                                     --------       --------

Loss from continuing operations ...............          (754)        (1,420)

Discontinued operations:
   Loss from discontinued operations
     of ChemWay, net of tax benefit ...........          (848)          (404)
   Loss on disposal of ChemWay, including
   provision for losses of $200,000
     during the phase out period, net of
     tax benefit ..............................          (705)          --
                                                     --------       --------

Net loss ......................................      $ (2,307)      $ (1,824)
                                                     ========       ========
Basic and diluted earnings (loss) per
  share:
   Continuing operations ......................      $   (.25)      $   (.47)
   Loss from discontinued operations
     of ChemWay ...............................          (.27)          (.13)
   Loss on disposal of ChemWay ................          (.23)          --
                                                     --------       --------
   Net income (loss) ..........................      $   (.75)      $   (.60)
                                                     ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                      SIX MONTHS ENDED MARCH 31,
                                                     ---------------------------
                                                        1998            1997
                                                     ----------      -----------
                                                            (As restated)
Cash flows from operating activities:
   Net loss .......................................     $(2,307)     $(1,824)
   Adjustments:
      Depreciation and amortization ...............       1,077          935
      Deferred income taxes .......................      (1,155)      (1,010)
      Loss on sale of fixed assets ................         114           32
      Provision for loss on disposition
        of discontinued operations ................       1,100
      Loss on reclassification of securities ......        --            375
      Changes in working capital:
         Current assets ...........................       3,373        1,381
         Current liabilities ......................      (2,781)       1,579
                                                        -------      -------
   Total adjustments ..............................       1,728        3,292
                                                        -------      -------
Net cash provided (used) by operating
  activities ......................................        (579)       1,468
                                                        -------      -------
Cash flows from investing activities:
   Capital expenditures ...........................        (956)        (992)
   Proceeds from sale of property and equipment ...         620         --
   Other, net .....................................          25           22
                                                        -------      -------
Net cash provided (used) by investing activities ..        (311)        (970)
                                                        -------      -------

Cash flows from financing activities:
   Borrowings on notes payable, net ...............         656         (523)
   Deferred revenue ...............................        --             76
   Proceeds from issue of common stock ............        --            165
                                                        -------      -------
Net cash used by financing activities .............         656         (282)
                                                        -------      -------
Net increase (decrease) in cash ...................        (234)         216
Cash and cash equivalents, beginning of period ....       1,297        2,793
                                                        -------      -------
Cash and cash equivalents, end of period ..........     $ 1,063      $ 3,009
                                                        -------      -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONDENSED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ending September 30, 1998.

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

The Company was given notice on April 30, 1998 by one of its lending banks that it has thirty days to cure the defaults and if the defaults are not cured within that time, the bank will accelerate the maturity of the notes to be

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

immediately due and payable. These notes total $1,822,000 and are secured by certain of the Company's convenience stores.

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

NOTE D -- BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share for the quarters ended March 31, 1998 and March 31, 1997 were computed using 3,090,984 and 3,084,501 weighted average common shares. Basic and diluted loss per share for the six months ended March 31, 1998 and March 31, 1997 were computed using 3,090,984 and 3,058,468 weighted average common shares.

NOTE F - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 1998 and 1997, and the three and six month periods ended March 31, 1998 to give effect to the write-down of certain assets (including credit card receivables, property and equipment costs and certain deferred income tax assets) and the accrual of certain liabilities. All disclosures related to 1998 and 1997 included herein have been amended, as appropriate, to reflect the restatement. The effect of the restatement discussed above on the statement of operations is as follows:

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                QUARTER ENDED MARCH 31,
                                         --------------------------------------
                                                1998                1997
                                         ------------------  ------------------
                                        PREVIOUSLY    AS    PREVIOUSLY    AS
                                         REPORTED  RESTATED  REPORTED  RESTATED
                                         --------  --------  --------  --------

Revenue ................................ $ 24,600  $ 24,600  $ 31,794  $ 31,794
Cost of sales ..........................   20,454    20,483    27,821    28,359
                                         --------  --------  --------  --------
Gross profit ...........................    4,146     4,117     3,973     3,435
Operating expense ......................    4,064     4,064     4,348     4,348
                                         --------  --------  --------  --------
Operating loss .........................       82        53      (375)     (913)
Interest expense .......................     (268)     (343)     (188)     (188)
Other ..................................      112         5       (63)      (63)
                                         --------  --------  --------  --------
Loss from continuing
  operations before taxes ..............      (74)     (285)     (626)   (1,164)
Income tax benefit .....................      (27)     (105)     (224)     (423)
                                         --------  --------  --------  --------
Loss from continuing
  operations ...........................      (47)     (180)     (402)     (741)
Loss from discontinued
  operations ...........................     (443)     (463)     --        --
Provision for loss on
  disposal of discontinued operations ..     (705)     (705)      (31)      (31)
                                         --------  --------  --------  --------
Net loss ............................... $ (1,195) $ (1,348) $   (433) $   (772)
                                         ========  ========  ========  ========
Basic and diluted loss
  per share:
   Continuing operations ............... $   (.02) $   (.06) $   (.13) $   (.24)
   Discontinued operations .............     (.14)     (.15)     (.01)     (.01)
   Provision for loss on
     disposition of discontinued
     operations ........................     (.23)     (.23)     --        --
                                         --------  --------  --------  --------
   Net loss ............................ $   (.39) $   (.44) $   (.14) $   (.25)
                                         ========  ========  ========  ========

              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                               SIX MONTHS ENDED MARCH 31,
                                         --------------------------------------
                                                1998                1997
                                         ------------------  ------------------
                                        PREVIOUSLY    AS    PREVIOUSLY    AS
                                         REPORTED  RESTATED  REPORTED  RESTATED
                                         --------  --------  --------  --------
Revenue ................................ $ 53,369  $ 53,369  $ 67,858  $ 67,858
Cost of sales ..........................   45,397    45,441    59,534    60,479
                                         --------  --------  --------  --------
Gross profit ...........................    7,972     7,928     8,324     7,379
Operating expense ......................    8,385     8,385     8,724     8,724
                                         --------  --------  --------  --------
Operating loss .........................     (413)     (457)     (400)   (1,345)
Interest expense .......................     (606)     (681)     (411)     (411)
Other ..................................       69       (45)     (429)     (461)
                                         --------  --------  --------  --------
Loss from continuing
  operations before taxes ..............     (950)   (1,183)   (1,240)   (2,217)
Income tax benefit .....................     (343)     (429)     (436)     (797)
                                         --------  --------  --------  --------
Loss from continuing
  operations ...........................     (607)     (754)     (804)   (1,420)
Loss from discontinued
  operations ...........................     (828)     (848)     (404)     (404)
Provision for loss on
  disposal of discontinued
  operations ...........................     (705)     (705)     --        --
                                         --------  --------  --------  --------
Net loss ............................... $ (2,140) $ (2,307) $ (1,208) $ (1,824)
                                         ========  ========  ========  ========
Basic and diluted loss per share:
  Continuing operations ................ $   (.19) $   (.25) $   (.26) $   (.47)
  Discontinued operations ..............     (.27)     (.27)     (.13)     (.13)
  Provision for loss on
    disposition of discontinued
    operations .........................     (.23)     (.23)     --        --
                                         --------  --------  --------  --------
   Net loss ............................ $   (.69) $   (.75) $   (.39) $   (.60)
                                         ========  ========  ========  ========

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


THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 1998 and 1997, as restated. This is the second quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                          THREE MONTHS         THREE MONTHS
                                              ENDED               ENDED
                                         MARCH 31, 1998       MARCH 31, 1997
                                         --------------       --------------
                                         (In thousands)       (In thousands)
PETROLEUM MARKETING(1)
Revenue ........................            $ 16,642             $ 22,103
Gross profit ...................               2,311                1,251
Operating expenses .............               1,839                1,958
                                            --------             --------
Operating loss .................                 472                 (707)

CONVENIENCE STORES
Revenue ........................               7,714                9,496
Gross profit ...................               1,666                2,022
Operating expenses .............               2,013                2,196
                                            --------             --------
Operating loss .................                (347)                (174)

EDCO ENVIRONMENTAL
Revenue ........................                 244                  195
Gross profit ...................                 140                  162
Operating expenses .............                 212                  194
                                            --------             --------
Operating income (loss) ........                 (72)                 (32)

TOTAL
Revenue ........................            $ 24,600             $ 31,794
Gross profit ...................               4,117                3,435
Operating expenses(2) ..........               4,064                4,348
                                            --------             --------
Operating loss .................                  53                 (913)

(1)  Includes expenses of the parent company.

The Company's net losses for the quarters ended March 31, 1998 and 1997 were $1,348,000 and $772,000, respectively. The increased net loss was primarily attributable to the increased losses in ChemWay and the convenience stores offset by increased income in the petroleum marketing segment, as discussed below.

ESI's consolidated revenues from continuing operations for the three months ended March 31, 1998, were $24,600,000, as compared to $31,794,000 during the comparable period ending March 31, 1997. The $7,194,000 (22.6%) three-month decrease in this year's revenues was primarily attributable to a $5,461,000 decrease in petroleum marketing revenues and a $1,782,000 decrease in convenience store revenues .

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ESI's consolidated gross profit from continuing operations for the three months ended March 31, 1998 was $4,117,000 or approximately 16.7% of consolidated revenues, as compared to $3,435,000 or approximately 10.8% of consolidated revenues for the three months ended March 31, 1997. ESI recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the anticipated refund of certain excise taxes which had previously been overpaid. The Company's gross profit in the quarter ended March 31, 1998 was 15.0% of sales before the excise tax credit.

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

The Company earned operating income of $53,000 in the quarter ended March 31, 1998 as compared with an operating loss of $913,000 in the quarter ended March 31, 1997. The improved operating results are due to higher gross profits in the petroleum marketing segment, partially as a result of the excise tax refund discussed above, and reduced operating expenses in the petroleum marketing and convenience store segments, partially offset by increased losses in the convenience store and Edco Environmental segments. See segment discussions, below.

PETROLEUM MARKETING SEGMENT

The petroleum marketing segment sales were $16,642,000 in the quarter ended March 31, 1998, as compared to $22,103,000 in the quarter ended March 31, 1997, a $5,461,000 (24.7%) decrease. Fuel sales gallonage were 15,966,000 gallons in the quarter ended March 31, 1998, as compared to 19,425,000 in the quarter ended March 31, 1997, a 3,459,000 (17.8%) decrease. Gross profits for the quarters ended March 31, 1998 and 1997 were $2,311,000 and $1,251,000 respectively. Gross profit expressed as a percent of sales ("Gross Margin") increased to 13.9% in the quarter ended March 31, 1998, as compared to 5.7% in the quarter ended March 31, 1997. Petroleum marketing gross profit in the three months ended March 31, 1998 includes an adjustment of $434,000 due to the anticipated refund of previous overpayment of certain excise taxes. (See above.) Gross Margin in the petroleum marketing segment, before the excise tax credit, was 11.3% of sales in the quarter ended March 31, 1998. Operating expenses decreased $119,000 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Operating expenses were 11.1% of revenues in the quarter ended March 31, 1998, and 8.9% in the quarter ended March 31, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating income was $472,000 in the quarter ended March 31, 1998, as compared to a loss of $707,000 in the quarter ended March 31, 1997. The increase in operating income is due to the recognition of additional gross profit due to the overpayment of excise taxes of $434,000, decreased operating expenses of $119,000, and other increased gross profit of $626,000.

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

The convenience store segment sales were $7,714,000 in the quarter ending March 31, 1998, as compared to $9,496,000 in the quarter ended March 31, 1997, a $1,782,000 (18.8%) decrease. Fuel sales decreased to $4,278,000 in the quarter ended March 31, 1998, as compared to $5,497,000 in the quarter ended March 31, 1997. Fuel sales gallonage decreased to 3,961,000 gallons in the quarter ended March 31, 1998, as compared to 4,397,000 in the quarter ended March 31, 1997, a 436,000 (9.9%) decrease. Merchandise sales decreased to $3,236,000 in the quarter ended March 31, 1998, as compared to $3,680,000 in the quarter ended March 31, 1997 and other income decreased to $200,000 in the quarter ended March 31, 1998, as compared to $319,000 in the quarter ended March 31, 1997. Management attributes the decrease in sales to operating a weighted average of 19% fewer stores for the fiscal 1998 quarter compared to the fiscal 1997 quarter.

Gross profit for the quarters ended March 31, 1998 and 1997 were $1,666,000 and $2,022,000 respectively. Gross Margin increased to 21.6% in the quarter ended March 31, 1998, as compared to 21.3% in the quarter ended March 31, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

Operating expenses were $2,013,000 in the quarter ended March 31, 1998 compared to $2,196,000 in the quarter ended March 31, 1997. Operating losses were $347,000 during the quarter ended March 31, 1998, as compared to losses of $174,000 during the quarter ended March 31, 1997.

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

EDCO ENVIRONMENTAL

EDCO Environmental sales were $244,000 in the quarter ended March 31, 1998 as compared to $195,000 in the quarter ended March 31, 1997, a $49,000 (25.0%) increase. Gross profits for the quarters ended March 31, 1998, and 1997 were $140,000 and $162,000 respectively. Gross profit margins decreased to 57.4% in the quarter ended March 31, 1998, as compared to 83.0% in the quarter ended March 31, 1997.

EDCO's operating expenses increased $18,000 in the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Operating losses were $72,000 and $32,000 for the quarters ending March 31, 1998 and 1997, respectively. Operating income declined due to lower sales and Gross Margin, and increased operating expenses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

SIX MONTHS ENDED MARCH 31, 1998 AND 1997

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the six months ended March 31, 1998 and 1997.

                                             SIX MONTHS           SIX MONTHS
                                                ENDED               ENDED
                                           MARCH 31, 1998       MARCH 31, 1997
                                           --------------       --------------
                                           (In thousands)       (In thousands)
PETROLEUM MARKETING(1)
Revenue ..........................            $ 36,702             $ 48,082
Gross profit .....................               4,175                2,958
Operating expenses ...............               4,000                4,098
                                              --------             --------
Operating loss ...................                 175               (1,140)

CONVENIENCE STORES
Revenue ..........................              16,046               19,082
Gross profit .....................               3,418                3,929
Operating expenses ...............               3,990                4,193
                                              --------             --------
Operating loss ...................                (572)                (264)

EDCO ENVIRONMENTAL
Revenue ..........................                 621                  694
Gross profit .....................                 335                  492
Operating expenses ...............                 395                  433
                                              --------             --------
Operating income (loss) ..........                 (60)                  59

TOTAL
Revenue ..........................            $ 53,369             $ 67,858
Gross profit .....................               7,928                7,379
Operating expenses(2) ............               8,385                8,724
                                              --------             --------
Operating loss ...................                (457)              (1,345)

(1)  Includes expenses of the parent company.

The Company's net losses for the six months ended March 31, 1998 and 1997 were $2,307,000 and $1,824,000, respectively. The decreased net loss was primarily attributable to an operating profit in the petroleum marketing segment, primarily due to the excise tax refund discussed above, and reduced losses in ChemWay as a result of the Company's decision to suspend production, partially offset by increased losses in the convenience stores, as discussed below.

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

ESI's consolidated gross profit from continuing operations for the six months ended March 31, 1998 was $7,928,000 or approximately 14.9% of consolidated revenues, as compared to $7,379,000 or approximately 10.9% of consolidated revenues for the six months ended March 31, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year reflecting the anticipated refund of certain excise taxes which were previously overpaid. Of the $434,000, $293,000 was attributable to periods prior to September 30, 1997. The Company's gross profit in the quarter ended March 31, 1998 was 14.1% of sales before the excise tax credit.

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

PETROLEUM MARKETING SEGMENT

The petroleum marketing segment sales were $36,702,000 in the six months ended March 31, 1998, as compared to $48,082,000 in the six months ended March 31, 1997, a $11,380,000 (23.7%) decrease. Fuel sales gallonage were 35,583,000 gallons in the six months ended March 31, 1998, as compared to 42,309,000 in the six months ended March 31, 1997, a 6,726,000 (15.9%) decrease. Gross profits for the six months ended March 31, 1998 and 1997 were $4,175,000 and $2,958,000 respectively. Gross Margin increased to 11.4% in the six months ended March 31, 1998, as compared to 6.2% in the six months ended March 31, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the anticipated refund of certain excise taxes as discussed above. Gross Margin in the petroleum marketing segment was 10.2% of sales in the six month period ending March 31, 1998 before the excise tax credit. Operating expenses decreased $98,000 in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. Operating expenses were 10.9% of revenues in the six months ended March 31, 1998, and 8.5% in the six months ended March 31, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. Operating income was $175,000 in the six months ended March 31, 1998, as compared to an operating loss of $1,140,000 in the six months ended March 31, 1997. The increase in operating income was primarily due to the recognition of gross profit related to the overpayment excise taxes of $434,000, other increased gross profit and to the decreased operating expenses.

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

The convenience store segment sales were $16,046,000 in the six months ending March 31, 1998, as compared to $19,082,000 in the six months ended March 31, 1997, a $3,036,000 (15.9%) decrease. Fuel sales decreased to $8,998,000 in the six months ended March 31, 1998, as compared to $11,295,000 in the six months ended March 31, 1997. Fuel sales gallonage decreased to 8,003,000 gallons in the six months ended March 31, 1998, as compared to 9,893,000 in the six months ended March 31, 1997, a 1,890,000 (19.1%) decrease. Merchandise sales decreased to $6,667,000 in the six months ended March 31, 1998, as compared to $7,198,000 in the six months ended March 31, 1997 and other income decreased to $381,000 in the six months ended March 31, 1998, as compared to $589,000 in the six months ended March 31, 1997. Management attributes the decrease in sales to operating a weighted average of 16.5% fewer stores for the current six month period.

Gross profit for the six month period ended March 31, 1998 and 1997 were $3,418,000 and $3,929,000 respectively. Gross Margin increased to 21.3% in the six months ended March 31, 1998, as compared to 20.6% in the six months ended March 31, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

Operating expenses were $3,990,000 in the six months ended March 31, 1998 compared to $4,193,000 in the six months ended March 31, 1997. Operating losses were $572,000 during the six months ended March 31, 1998, as compared to losses of $264,000 during the six months ended March 31, 1997.

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

EDCO ENVIRONMENTAL

EDCO Environmental sales were $621,000 in the six months ended March 31, 1998 as compared to $694,000 in the six months ended March 31, 1997, a $73,000 (10.5%) decrease. Gross profits for the six month periods ended March 31, 1998, and 1997 were $335,000 and $492,000 respectively. Gross profit margins decreased to 53.9% in the six months ended March 31, 1998, as compared to 70.9% in the six months ended March 31, 1997.

EDCO's operating expenses decreased $38,000 in the six months ended March 31, 1998, as compared to the six months ended March 31, 1997. The decrease was mainly attributable to the transfer of EDCO's service department to the petroleum marketing segment. Operating losses were $60,000 in the six months ended March 31, 1998, as compared to an operating income of $59,000 for the six months ending March 31, 1997. Operating income declined due to lower sales and Gross Margin, partially offset by reduced operating expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                         CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $1,063,000 as of March 31, 1998, as compared to $1,297,000 at September 30, 1997. Working capital deficit was $6,917,000 as of March 31, 1998, an increase from $2,371,000 as of September 30, 1997. The net decrease in working capital was primarily attributable to a decrease in inventories of $1,557,000, the loss provision for ChemWay of $1,100,000, a decrease in receivables of $95,000 offset by a decrease in accounts payable of $2,440,000.

Cash used by operating activities was $579,000 for the six months ended March 31, 1998, as compared to cash provided by operating activities of $1,468,000 for the six months ended March 31, 1997. ESI's current ratio, the ratio of current assets to current liability, was .62 at March 31, 1998 and .86 at September 30, 1997.

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

The Company was given notice on April 30, 1998 by one of its lending banks that it has thirty days to cure the defaults and if the defaults are not cured within that time, the bank will accelerate the maturity of the notes to be immediately due and payable. These notes total $1,816,000 and are secured by certain of the Company's convenience stores.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

PART II. OTHER INFORMATION

A.  EXHIBITS INDEX                                              PAGE
    27.  Financial Data Schedule                                 21


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