Form 10-Q/A
period 1998-06-30
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 7, 1999

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
                                   (MARK ONE)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 14, 1998:
3,190,984

                               EVANS SYSTEMS, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                              Page Number
            Condensed Consolidated Balance Sheet as of
            June 30, 1998 and September 30, 1997                           3

            Condensed Consolidated Statement of Income for the
            Three Months Ended June 30, 1998 and 1997                      4

            Condensed Consolidates Statement of Income for the
            Nine Months Ended June 30, 1998 and 1997                       5

            Condensed Consolidated Statement of Cash Flows for the
            Nine Months Ended June 30, 1998 and 1997                       6

            Notes to the Condensed Consolidated Financial Statements       7

      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                         11


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index                                             21
            B. Reports on Form 8-K                                        21

      Signatures                                                          21

PART I.     FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                                        JUNE 30,     SEPTEMBER 30,
                                                                          1998           1997
                                                                      ------------   -------------
               ASSETS                                                        (As restated)
Current Assets:
      Cash and cash equivalents ..................................      $  1,663       $  1,297
      Trade receivables, net of allowance for doubtful
           accounts of $475,000 and $340,000, respectively .......         3,205          4,584
      Inventory ..................................................         4,445          7,962
      Income taxes receivable ....................................           310            310
      Prepaid expenses and other current assets ..................           306            618
      Deferred income taxes ......................................           191            191
      Current assets of ChemWay ..................................         1,278           --
                                                                        --------       --------
           Total current assets ..................................        11,398         14,962

Property and equipment, net ......................................        17,792         21,551
Investment in marketable securities
Other assets .....................................................           879          1,035
Deferred income taxes ............................................         2,179            670
Noncurrent assets of ChemWay .....................................         2,435           --
                                                                        --------       --------
                Total assets .....................................      $ 34,683       $ 38,218
                                                                        ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued expenses ......................      $  5,763       $  9,496
      Current portion of long-term debt ..........................         8,541          7,837
      Provision for loss on disposition of discontinued operations         1,100           --
      Current liabilities of ChemWay .............................         1,853           --
                                                                        --------       --------
           Total current liabilities .............................        17,257         17,333
Long-term debt ...................................................         4,856          5,401
                                                                        --------       --------
           Total liabilities .....................................        22,113         22,734
                                                                        --------       --------

Commitments and contingencies

Stockholders' equity:
      Common stock, $.01 par value, 15,000,000 shares
      authorized 3,163,573 shares issued .........................            32             32
      Additional paid-in capital .................................        12,297         12,297
      Retained earnings (deficit) ................................           675          3,589
      Treasury stock, 72,589 shares, at cost .....................          (434)          (434)
                                                                        --------       --------
           Total stockholders' equity ............................        12,570         15,484
                                                                        --------       --------
                Total liabilities and stockholders' equity .......      $ 34,683       $ 38,218
                                                                        ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
                                                           (As restated)
Revenue:
      Refined product sales ....................    $ 21,925           $ 29,926
      Other sales and services .................       4,528              4,947
                                                    --------           --------
      Total revenue ............................      26,453             34,873

Cost of sales ..................................      23,205             30,022
                                                    --------           --------
Gross profit ...................................       3,248              4,851
                                                    --------           --------
Operating expenses:
      Employment expenses ......................       1,795              2,169
      Other operating expenses .................         774                920
      General & administrative expenses ........         771                873
      Depreciation and amortization ............         456                528
                                                    --------           --------
      Total operating expenses .................       3,796              4,490
                                                    --------           --------
Operating income (loss) ........................        (548)               361

Other income (expense)
      Interest expense, net ....................        (160)              (168)
      Loss on sale of assets ...................        --                 --
      Other, net ...............................         143                 60
                                                    --------           --------
Income (loss) before benefit from income taxes .        (565)               253

Income tax benefit (expense) ...................         200               (103)
                                                    --------           --------
Income (loss) from continuing operations .......        (365)               150

Discontinued operations:
      Loss from discontinued operations of
      ChemWay, net of tax benefit ..............        (242)              (283)
                                                    --------           --------
Net loss .......................................    $   (607)          $   (133)
                                                    ========           ========
Basic and diluted earnings (loss) per share:
      Continuing operations ....................    $   (.12)          $    .05
      Loss from discontinued operations of
        ChemWay ................................        (.08)              (.09)
                                                    --------           --------
      Net income (loss) ........................    $   (.20)          $   (.04)
                                                    ========           ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                      NINE MONTHS ENDED JUNE 30,
                                                      -------------------------
                                                         1998           1997
                                                      ---------       ---------
                                                            (As restated)
Revenue:
   Refined product sales .........................    $  64,991       $  88,427
   Other sales and services ......................       14,831          14,304
                                                      ---------       ---------
   Total revenue .................................       79,822         102,731

Cost of sales ....................................       68,646          90,501
                                                      ---------       ---------
Gross profit .....................................       11,176          12,230
                                                      ---------       ---------
Operating expenses:
   Employment expenses ...........................        6,156           6,654
   Other operating expenses ......................        2,551           2,747
   General & administrative expenses .............        2,048           2,436
   Depreciation and amortization .................        1,426           1,377
                                                      ---------       ---------
   Total operating expenses ......................       12,181          13,214
                                                      ---------       ---------
Operating loss ...................................       (1,005)           (984)

Other income (expense)
   Interest expense, net .........................         (841)           (579)
   Loss on sale of assets ........................         (114)            (32)
   Other, net ....................................          212            (369)
                                                      ---------       ---------
Loss before benefit from income taxes ............       (1,748)         (1,964)

Benefit from income taxes ........................          629             694
                                                      ---------       ---------
Loss from continuing operations ..................       (1,119)         (1,270)

Discontinued operations:
   Loss from discontinued operations of
   ChemWay, net of tax benefit ...................       (1,090)           (687)
   Loss on disposal of ChemWay, including
   provision for losses of $200,000 during the
   phase out period, net of tax benefit ..........         (705)           --
                                                      ---------       ---------
Net loss .........................................    $  (2,914)      $  (1,957)
                                                      =========       =========
Basic and diluted earnings (loss)  per share:
   Continuing operations .........................    $    (.36)      $    (.42)
   Loss from discontinued operations of ChemWay ..         (.35)           (.22)
   Loss on disposal of ChemWay ...................         (.23)           --
                                                      ---------       ---------
   Net income (loss) .............................    $    (.94)      $    (.64)
                                                      =========       =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
                                                              (As restated)
Cash flows from operating activities:
   Net loss ..........................................     $(2,914)     $(1,957)
   Adjustments:
      Depreciation and amortization ..................       1,584        1,513
      Deferred income taxes ..........................      (1,489)      (1,053)
      Loss on sale of fixed assets ...................         114           32
      Provision for loss on disposition of
        discontinued operations ......................       1,100         --
      Loss on reclassification of securities .........        --            375
      Changes in working capital:
         Current assets ..............................       3,900       (1,039)
         Current liabilities .........................      (1,880)       3,771
                                                           -------      -------
   Total adjustments .................................       3,329        3,599
                                                           -------      -------
Net cash provided (used) by operating activities .....         415        1,642
                                                           -------      -------
Cash flows from investing activities:
   Capital expenditures ..............................      (1,769)      (1,958)
   Proceeds from sale of property and equipment ......       1,407         --
   Other, net ........................................         154          383
                                                           -------      -------
Net cash provided (used) by investing activities .....        (208)      (1,575)
                                                           -------      -------
Cash flows from financing activities:
   Borrowings (repayment) on notes payable, net ......         159         (688)
   Deferred revenue ..................................        --             76
   Proceeds from issue of common stock ...............        --            165
                                                           -------      -------
Net cash used by financing activities ................         159         (447)
                                                           -------      -------
Net increase (decrease) in cash ......................         366         (380)
Cash and cash equivalents, beginning of period .......       1,297        2,793
                                                           -------      -------
Cash and cash equivalents, end of period .............     $ 1,663      $ 2,413
                                                           -------      -------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results which may be expected for the year ending September 30, 1998.

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

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

NOTE D -- COMMON STOCK

On June 1, 1998, the Company's Board of Directors voted to issue warrants to purchase 100,000 shares at $1.00 per share of ESI's common stock to a consultant, in exchange for certain consulting services. Proceeds from the warrants will be utilized for working capital purposes. On July 30, 1998 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission pursuant to such warrants. On June 1, 1998 the Company's Board of Directors also authorized the Company to issue 350,000 shares of ESI common stock in a private offering under Regulation D for gross proceeds of $262,500.

NOTE E - BASIC AND DILUTED LOSS PER SHARE

Basic and diluted loss per share for the quarters ended June 30, 1998 and June 30, 1997 were computed using 3,090,984 and 3,090,939 weighted average common shares, respectively. Basic and diluted loss per share for the nine months ended June 30, 1998 and June 30, 1997 were computed using 3,090,984 and 3,069,291 weighted average shares common shares, respectively.

NOTE F - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 1998 and 1997, and the three and nine month periods ended June 30, 1998 to give effect to the write-down of certain assets (including credit card receivables, property and equipment costs and certain defered income tax assets) and the accrual of certain liabilities. All disclosures related to 1998 and 1997 included herein have been amended, as appropriate, to reflect the restatement. The effect of the restatement discussed above on the statement of operations is as follows:

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                                        QUARTER ENDED JUNE 30,
                                         ----------------------------------------------------
                                                   1998                       1997
                                         ------------------------    ------------------------
                                         PREVIOUSLY        AS        PREVIOUSLY        AS
                                          REPORTED      RESTATED      REPORTED      RESTATED
                                         ----------    ----------    ----------    ----------
Revenue ..............................   $   26,453    $   26,453    $   34,873    $   34,873
Cost of sales ........................       22,989        23,205        30,657        30,022
                                         ----------    ----------    ----------    ----------
Gross profit .........................        3,464         3,248         4,216         4,851
Operating expense ....................        3,773         3,796         4,490         4,490
                                         ----------    ----------    ----------    ----------
Operating loss .......................         (309)         (548)         (274)          361
Interest expense .....................         (160)         (160)         (168)         (168)
Other ................................          143           143            60            60
                                         ----------    ----------    ----------    ----------
Loss from continuing operations
before taxes .........................         (326)         (565)         (382)          253
Income tax expense (benefit) .........         (112)         (200)         (132)          103
                                         ----------    ----------    ----------    ----------
Loss from continuing operations.......         (214)         (365)         (250)          150
Loss from discontinued operations.....         (242)         (242)         (283)         (283)
                                         ----------    ----------    ----------    ----------
Net loss .............................   $     (456)   $     (607)   $     (533)   $     (133)
                                         ==========    ==========    ==========    ==========
Basic and diluted loss per share:
   Continuing operations .............   $     (.07)   $     (.12)   $     (.08)   $      .05
   Discontinued operations ...........         (.08)         (.08)         (.09)         (.09)
                                         ----------    ----------    ----------    ----------
   Net loss ..........................   $     (.15)   $     (.20)   $     (.17)   $     (.04)
                                         ==========    ==========    ==========    ==========

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED JUNE 30,
                                    ----------------------------------------------------
                                              1998                       1997
                                    ------------------------    ------------------------
                                    PREVIOUSLY        AS        PREVIOUSLY        AS
                                     REPORTED      RESTATED      REPORTED      RESTATED
                                    ----------    ----------    ----------    ----------
Revenue .........................   $   79,822    $   79,822    $  102,731    $  102,731
Cost of sales ...................       68,386        68,646        90,192        90,501
                                    ----------    ----------    ----------    ----------
Gross profit ....................       11,436        11,176        12,539        12,230
Operating expense ...............       12,236        12,181        13,213        13,214
                                    ----------    ----------    ----------    ----------
Operating loss ..................         (800)       (1,005)         (674)         (984)
Interest expense ................         (604)         (841)         (620)         (579)
Other ...........................          128            98          (374)         (401)
                                    ----------    ----------    ----------    ----------
Loss from continuing operations
before taxes ....................       (1,276)       (1,748)       (1,668)       (1,964)
Income tax expense (benefit) ....         (455)         (629)         (584)         (694)
                                    ----------    ----------    ----------    ----------
Loss from continuing operations .         (821)       (1,119)       (1,084)       (1,270)
Loss from discontinued operations       (1,070)       (1,090)         (657)         (687)
Provision for loss on disposal of
     discontinued operations ....         (705)         (705)         --            --
                                    ----------    ----------    ----------    ----------
Net loss ........................   $   (2,596)   $   (2,914)   $   (1,741)   $   (1,957)
                                    ==========    ==========    ==========    ==========
Basic and diluted loss per share:
   Continuing operations ........   $     (.26)   $     (.36)   $     (.35)   $     (.42)
   Discontinued operations ......         (.35)         (.35)         (.21)         (.22)
   Provision for loss on
     disposition of ChemWay .....         (.23)         (.23)         --            --
                                    ----------    ----------    ----------    ----------
   Net loss .....................   $     (.84)   $     (.94)   $     (.56)   $     (.64)
                                    ==========    ==========    ==========    ==========

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

              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the restated operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 1998 and 1997. This is the third quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                 THREE MONTHS     THREE MONTHS
                                                      ENDED          ENDED
                                                 JUNE 30, 1998    JUNE 30, 1997
                                                 -------------    -------------
                                                 (In thousands)  (In thousands)
PETROLEUM MARKETING(1)
Revenue ......................................   $      17,547    $      24,593
Gross profit .................................           1,256            2,625
Operating expenses ...........................           1,870            2,191
                                                 -------------    -------------
Operating loss ...............................            (614)             434

CONVENIENCE STORES
Revenue ......................................           8,586           10,056
Gross profit .................................           1,781            2,057
Operating expenses ...........................           1,776            2,122
                                                 -------------    -------------
Operating loss ...............................               5              (65)

EDCO ENVIRONMENTAL
Revenue ......................................             320              224
Gross profit .................................             211              169
Operating expenses ...........................             150              177
                                                 -------------    -------------
Operating income (loss) ......................              61               (8)

TOTAL
Revenue ......................................   $      26,453    $      34,873
Gross profit .................................           3,248            4,851
Operating expenses(2) ........................           3,796            4,490
                                                 -------------    -------------
Operating loss ...............................            (548)             361

(1)  Includes expenses of the parent company.

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

The Company's loss from continuing operations in the quarter ended June 30, 1998 increased $515,000 as compared with the quarter ended June 30, 1997, primarily as a result of reduced sales and gross profit margins in the petroleum marketing segment. Total sales revenues declined $8,420,000, mainly in the petroleum marketing and convenience store segments, but the effect was partially offset by improved overall gross margins and the effects of the Company's expense reduction programs.

PETROLEUM MARKETING SEGMENT

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

Gross profits for the quarters ended June 30, 1998 and 1997 were $1,256,000 and $2,625,000 respectively, primarily as a result of the lower sales in the 1998 quarter, discussed above. Gross profit expressed as a percent of sales ("Gross Margin") declined to 7.2% in the quarter ended June 30, 1998, as compared to 10.7% in the quarter ended June 30, 1997. The reduction in Gross Margin was primarily due to increased competitive activity in the Company's trade areas. The Company has adopted a more aggressive pricing structure in certain of its markets, particularly where other retailers such as grocery chains and mass-market discount retailers have begun selling gasoline.

Operating expenses decreased $321,000 or approximately 15% in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily as a result of the Company's expense reduction program, discussed above. Operating expenses were 10.6% of revenues in the quarter ended June 30, 1998, and 8.9% in the quarter ended June 30, 1997; the difference is primarily due to the lower sales volumes in the current year period, discussed above. Certain expenses of ESI, the parent company, are included in the petroleum marketing results.

The petroleum marketing segment incurred an operating loss of ($614,000) in the quarter ended June 30, 1998, as compared to an operating profit of $434,000 in the quarter ended June 30, 1997. The increase in operating loss is primarily due to the lower sales volumes and resultant gross profits during the current year period, partially offset by reduced operating expenses.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 AND 1997

The following table reflects the restated operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the nine months ended June 30, 1998 and 1997.

                                                  NINE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 JUNE 30, 1998    JUNE 30, 1997
                                                 -------------    -------------
                                                 (In thousands)   (In thousands)
PETROLEUM MARKETING(1)
Revenue ......................................   $      54,249    $      72,675
Gross profit .................................           5,431            5,583
Operating expenses ...........................           5,870            6,289
                                                 -------------    -------------
Operating loss ...............................            (439)            (706)

CONVENIENCE STORES
Revenue ......................................          24,632           29,138
Gross profit .................................           5,199            5,986
Operating expenses ...........................           5,766            6,315
                                                 -------------    -------------
Operating loss ...............................            (567)            (329)

EDCO ENVIRONMENTAL
Revenue ......................................             941              918
Gross profit .................................             546              661
Operating expenses ...........................             545              610
                                                 -------------    -------------
Operating income (loss) ......................               1               51

TOTAL
Revenue ......................................   $      79,822    $     102,731
Gross profit .................................          11,176           12,230
Operating expenses(2) ........................          12,181           13,214
                                                 -------------    -------------
Operating loss ...............................          (1,005)            (984)

(1)  Includes expenses of the parent company.

Loss from continuing operations decreased $151,000 in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1997. The decreased loss was primarily due to lower sales revenues and resultant gross profits, particularly in the petroleum marketing and convenience store segments, offset by reduced operating expenses and improved gross margins in the convenience store segment.

Operating losses of ChemWay, whose production activities were discontinued in February 1998, increased $519,000 in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1998; the increased losses primarily occurred during the first and second quarters, prior to management's decision to discontinue production activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PETROLEUM MARKETING SEGMENT

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

Gross profits for the nine months ended June 30, 1998 and 1997 were $5,431,000 and $5,583,000 respectively. Gross Margin increased to 10.0% in the nine months ended June 30, 1998, as compared to 7.7% in the nine months ended June 30, 1997. The Company recognized additional gross profit of $434,000 in the second quarter of the current fiscal year due to the refund of certain excise taxes, which had previously been overpaid.

Operating expenses declined $419,000 or approximately 7% in the nine months ended June 30, 1998 as compared with the nine months ended June 30, 1997, primarily as a result of the Company's expense reduction program. Expressed as a percentage of sales, however, operating expenses were 11% of revenues in the nine months ended June 30, 1998, and 9% in the nine months ended June 30, 1997. Certain expenses of ESI, the parent company, are included in the petroleum marketing results. In October 1997, management began a program to reduce its operating expenses, including the termination of certain nonessential staff, however, the effect of such reductions did not occur until late in the quarter ended December 31, 1997. The Company further reduced its staff in February 1998.

An operating loss of $439,000 in the nine months ended June 30, 1998, as compared to an operating loss of $706,000 in the nine months ended June 30, 1997 is primarily due to reduced operating expenses, higher Gross Margins and the excise tax refund, partially offset by lower sales volumes during the fiscal 1998 period.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profits for the nine month periods ended June 30, 1998 and 1997 were $5,199,000 and $5,986,000 respectively. Gross Margin increased to 21.1% in the nine months ended June 30, 1998, as compared to 20.5% in the nine months ended June 30, 1997. Management attributes the increase in gross profit margins mainly to divesting of lower margin stores during fiscal 1997 and fiscal 1998.

Operating expenses were $5,766,000 in the nine months ended June 30, 1998 compared to $6,315,000 in the nine months ended June 30, 1997. The decline is primarily due to the fewer number of operating stores during the fiscal 1998 period, and to operating staff reductions made during the first and second quarters of 1998.

Operating losses were $567,000 during the nine months ended June 30, 1998, as compared to losses of $329,000 during the nine months ended June 30, 1997. The increased loss in the 1998 period primarily arose during the first and second quarters, and was partially offset by an operating profit during the third fiscal quarter of 1998.

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

EDCO ENVIRONMENTAL

EDCO Environmental sales were comparable in the two comparable nine month periods. Operating income was $50,000 lower in the nine months ended June 30, 1998, as compared with the nine months ended June 30, 1997; the variance occurred during the first and second quarters of 1998, and was partially offset by improved operating results in the third quarter of 1998. See discussion for the three month period ended June 30, 1998, above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

losses were $1,321,000 for the nine months ended June 30, 1998, as compared to losses of $802,000 in the nine months ended June 30, 1997. Because of the ongoing operating losses of ChemWay, on May 12, 1998 the Company's Board of Directors determined that the Company would dispose of ChemWay.

                       CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $1,663,000 as of June 30, 1998, as compared to $1,297,000 at September 30, 1997. The Company had a working capital deficit of $5,859,000 as of June 30, 1998, as compared with a working capital deficit of $2,371,000 as of September 30, 1997. The increased working capital deficit is due to a decline in accounts receivable of $1,330,000, a decline in inventory of $2,275,000 and the provision for loss on disposition of ChemWay of $1,100,000, partially offset by a decline in accounts payable and accrued expenses of $1,880,000.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities was $415,000 during the nine months ended June 30, 1998, as compared to cash provided by operating activities of $1,642,000 for the nine months ended June 30, 1997. The decline in cash provided by continuing operations is primarily due to the higher net loss in the quarter ended June 30, 1998 and the reduction of trade payables during the current fiscal year, partially offset by reduced accounts receivable and inventory balances.

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

On June 1, 1998, the Company's Board of Directors voted to issue warrants to purchase 100,000 shares of ESI's common stock to a consultant, in exchange for certain consulting services. Proceeds from the warrants will be utilized for working capital purposes. On July 30, 1998 the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission pursuant to such warrants. On June 1, 1998 the Company's Board of Directors also authorized the Company to issue 350,000 shares of ESI common stock in a private offering under Regulation D for aggregate proceeds of $262,000.

              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

PART II.  OTHER INFORMATION
A.    EXHIBITS INDEX                                              PAGE
                                                                  ----
      27.         Financial Data Schedule                          22


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