Form 10-K/A
period 1998-09-30
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

AS FILED WITH THE SECURITIES EXCHANGE COMMISSION OF SEPTEMBER 7, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-K/A
                                (Amendment No. 2)

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

On June 30, 1999, there were 4,094,831 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

      This Amendment No. 2 on Form 10-K/A (this "Amendment") is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 1999, as previously amended on January 28, 1999, to amend Items 1,6,7,8 and 14 in Part IV thereof.

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

ITEM 1.  BUSINESS

Evans Systems, Inc. ("ESI"), through its wholly-owned subsidiaries, collectively referred to herein as the "Company", is a vertically integrated company which has historically been engaged in the following business segments:

      o    petroleum marketing;
      o    convenience store operations;
      o    environmental remediation services; and
      o    packaging and marketing of automotive after-market chemical products.

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

Operating results for each of the Company's segments follow (in thousands):

                              YEAR ENDED            YEAR ENDED           YEAR ENDED
                            SEPT. 30, 1998        SEPT. 30, 1997       SEPT. 30, 1996
                            --------------        --------------       --------------

PETROLEUM MARKETING(1)
Revenue                            $70,467               $98,376              $91,374
Operating Income (Loss)            (3,205)               (2,070)                  644

CONVENIENCE STORES
Revenue                            $32,495               $38,300              $39,602
Operating Income (Loss)              (708)               (1,213)                  171

EDCO ENVIRONMENTAL
Revenue                             $1,152                $1,320               $2,031
Operating Loss                        (81)                 (399)                (456)

TOTAL CONTINUING OPERATIONS
Revenue                           $104,114              $137,996             $133,007
Operating Income (Loss)            (3,994)               (3,682)                  359

CHEMWAY
Revenue                             $2,268               $10,967              $25,773
Operating Income (Loss)            (1,694)               (1,831)                2,179

TOTAL
Revenue                           $106,382              $148,963              158,780
Operating income (Loss)            (5,688)               (5,513)                2,538

(1) Includes administrative expenses of the parent company.

PETROLEUM MARKETING

The following table sets forth the revenues of the Petroleum Marketing segment
  (in thousands):

                                                   FISCAL YEAR ENDED
                                                      SEPTEMBER 30
                                           -----------------------------------
                                             1998         1997          1996
                                           -------       -------       -------
Refined petroleum product sales            $68,998       $96,714       $89,717
Non-petroleum product sales                  1,469         1,662         1,657
                                           -------       -------       -------
Total Sales                                $70,467       $98,376       $91,374


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

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced gross margin, and working capital requirements, and capital investment, resulting in an improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

CONVENIENCE STORES

The following table sets forth the revenues of the Convenience Store segment (in thousands):

                                                 FISCAL YEAR ENDED
                                                   SEPTEMBER 30
                                                 -----------------
                                      1998              1997              1996
                                    -------           -------           -------
Refined petroleum product sales     $18,162           $22,525           $22,993
Merchandise sales                    13,509            15,089            15,996
Other income                            824               686               613
                                    -------           -------           -------
Total Sales                         $32,495           $38,300           $39,602

Number of operating stores
  at year-end                            27                33                40


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

CHEMWAY

ChemWay previously packaged aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. On December 30, 1998, the Company completed the sale of ChemWay to an unrelated third party, Affiliated. The Company received 1,500,000 shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6,000,000 at the one-year anniversary of the closing of the transaction. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share, as quoted on the Nasdaq Over-the-Counter Bulletin Board, which resulted in a gain of $3,973,000, net of a provision for income taxes of $1,203,000.

The Company's investment in Affiliated common stock is highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been very volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.63 at June 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-K, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its Annual Report on Form 10-K for the year ended December 31, 1998, Affiliated's management stated:
      MANAGEMENT BELIEVES THAT CURRENT DISCUSSIONS WITH INVESTORS WILL YIELD SUFFICIENT ADDITIONAL CAPITAL TO CONTINUE ITS ACQUISITION STRATEGY AND TO FUND FUTURE OPERATIONS, AND THAT THESE ACQUISITIONS WILL GENERATE SUFFICIENT REVENUES TO OPERATE INDEPENDENTLY AND PROVIDE AN ASSET BASE FOR CONTINUED GROWTH. THERE IS NO ASSURANCE, HOWEVER THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING EQUITY AND CONTINUING AS A GOING CONCERN.
See Note 2 to the Consolidated Financial Statements included herein.

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

                                         PART II

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

                                                                                  Year Ended September 30
INCOME STATEMENT DATA:                                     1998            1997            1996            1995           1994
----------------------                                  ---------       ---------       ---------       ---------         -------
Revenues                                                $ 104,114       $ 137,996       $ 133,007       $ 135,342         100,108
Gross Profit                                               13,868          14,765          17,266          17,345          13,341
Operating Income (Loss)                                    (3,994)         (3,682)            359             226             935
Income (Loss) from Continuing Operations                   (4,605)         (3,458)           (185)           (110)          1,064
Net Income (Loss)                                          (5,453)         (4,804)          1,119             335             740
Basic Income (loss) from continuing
  operations per common share(1)                            (1.48)          (1.12)           (.06)           (.04)            .35
Basic earnings (loss) per common share(1)                   (1.75)          (1.56)            .37             .11             .24
Basic weighted average number of common
  shares outstanding(1)                                     3,116           3,075           3,010           3,026           3,069
Diluted earnings (loss) from continuing
  operations per common share(1)                            (1.48)          (1.12)           (.06)           (.04)            .34
Diluted earnings (loss) per common share(1)                 (1.75)          (1.56)            .37             .11             .23
Weighted average number of common and
  common equivalent shares outstanding(1)                   3,116           3,075           3,010           3,026           3,152


(1) Adjusted for 5% stock dividend as discussed in Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters.

                                                              1998            1997           1996            1995           1994
                                                             ------         -------        -------         -------        -------
BALANCE SHEET DATA:
-------------------
Current Assets                                               $9,914         $14,962        $18,726         $21,566        $18,250
Current Liabilities                                           9,751          17,333          9,724          16,698         11,938
Current Ratio                                                1.02:1           .86:1         1.93:1          1.29:1         1.53:1
Total Assets                                                 32,448          38,218         41,073          40,609         33,164
Long-Term Debt                                               11,151           5,401         10,400           4,663          2,168
Total Stockholders' Equity                                   11,546          15,484         19,748          18,534         18,327

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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). In December 1998, the Company sold ChemWay to Affiliated in a stock-for-stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to the stock.

Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share, as quoted on the Nasdaq Over-the-Counter Bulletin Board, which resulted in a gain of $3,973,000, net of a provision for income taxes of $1,203,000.

The Company's investment in Affiliated common stock is highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been very volatile, ranging from a closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.63 at June 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-K, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its annual report on Form 10-K for the year ended December 31, 1998, Affiliated's management stated:
      MANAGEMENT BELIEVES THAT CURRENT DISCUSSIONS WITH INVESTORS WILL YIELD SUFFICIENT ADDITIONAL CAPITAL TO CONTINUE ITS ACQUISITION STRATEGY AND TO FUND FUTURE OPERATIONS, AND THAT THESE ACQUISITIONS WILL GENERATE SUFFICIENT REVENUES TO OPERATE INDEPENDENTLY AND PROVIDE AN ASSET BASE FOR CONTINUED GROWTH. THERE IS NO ASSURANCE, HOWEVER THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING EQUITY AND CONTINUING AS A GOING CONCERN.
See Note 2 of the Notes to the Consolidated Financial Statements included herein.

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

Gross profit in 1998 was $13,868,000 as compared with $14,765,000 in 1997, a decline of $897,000 or approximately 6.1%. Gross profit expressed as a percentage of sales ("Gross Margin"), however, increased to approximately 13.3% of sales in 1998 as compared with approximately 10.7% of sales in 1997. The improved Gross Margin is principally attributable to the closing of unprofitable stores and improved management of the Company's daily pricing of fuels.

Operating expenses in 1998 were $17,862,000, as compared with $18,447,000 in 1997, a decrease of $585,000 or approximately 3.2%. Operating expenses in 1998 include a noncash charge of $1,133,000 in compensation expense, as a result of the application of APB25 with respect to certain incentive stock options which had previously been awarded to employees, see Note 7 of Notes to Consolidated Financial Statements included herein. Fiscal 1997 included a provision for loss on marketable securities of $497,000 and a write-down of other assets of approximately $818,000. The decline in operating expenses in 1998, as compared with 1997, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses from continuing operations increased $312,000; operating losses on continuing operations were $3,994,000 in 1998 as compared with $3,682,000 in 1997. As noted above, fiscal 1998 results included a non-cash charge of $1,133,000. Adjusted for the effect of the noncash compensation expense charge, operating losses from continuing operations declined $821,000. The Convenience Store segment and EDCO Environmental segment improved during 1998, however the improvement was offset by higher losses in the Petroleum Marketing segment, due to reduced sales revenues, the $1,133,000 non-cash compensation expense charges, the effect of which was partially offset by an improved Gross Margin.

The Company incurred net losses of $5,453,000 and $4,804,000 for fiscal years ended September 30, 1998 and September 30, 1997, respectively. Losses from continuing operations were $4,605,000 and $3,458,000 in fiscal years 1998 and 1997, respectively. The net loss for 1998 included an increase in the deferred tax asset valuation allowance of $782,000 and, as described above, a non-cash charge of $1,133,000.

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

Gross profit in the Petroleum Marketing Segment was $6,407,000 in 1998, as compared with $6,997,000 in 1997, a decline of $590,000 or approximately 8.4%. Gross Margin, however, improved in 1998, to approximately 9.1% of sales as compared with approximately 7.1% in 1997. The improvement in Gross Margin is principally attributable to a higher gross profit earned per gallon, divided by the lower selling prices which prevailed during 1998, as compared with 1997. Gross profit per gallon sold increased in 1998, to approximately $0.095, as compared to $0.079 in 1997, due to improved management of the Company's daily pricing of fuels.

Operating expenses in the Petroleum Marketing Segment were $9,612,000 in 1998, as compared with $9,067,000 in 1997, an increase of $545,000 or approximately 6.0%. Included in 1998, however, is a noncash charge of $1,133,000 for compensation expense, discussed above. Operating expenses, adjusted for the non-cash charge discussed above, declined $588,000 in 1998, as compared with 1997, reflecting management's cost reduction programs implemented during 1998. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment increased to $3,205,000 in 1998 as compared with $2,070,000 in 1997. The increased loss is primarily due to the lower sales revenues and resultant gross profit, and to the $1,133,000 non-cash charge for compensation expense, discussed above.

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

Operating expenses during 1998 in the Convenience Store segment was $7,542,000 as compared with $8,615,000 in 1997, a decrease of $1,073,000 or approximately 12.5%. The decline in operating expenses is principally attributable to the closing of 6 underperforming stores during 1998, and to an overall reduction in staff during 1998.

The Convenience Store segment incurred an operating loss of $708,000 in 1998, as compared with a loss of $1,213,000 in 1997. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

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

CHEMWAY

Production activities at the ChemWay facility ceased in February 1998, and the ChemWay segment was classified as a discontinued operation as of March 31, 1998. Sales in the ChemWay segment were $2,268,000 in 1998, as compared with $10,967,000 in 1997, a decline of $8,699,000 or approximately 79.3%. Gross Margin in the ChemWay facility was approximately 3.1% of sales during 1998, as compared with approximately 9.8% in 1997. During 1998, the Company liquidated much of ChemWay's inventories, sometimes at prices at or below cost. Operating expenses at ChemWay were $1,744,000 in 1998, as compared with $2,909,000 in 1997, reflecting the cessation of production activities in February 1998. Operating losses at ChemWay were $1,694,000 in 1998 as compared with $1,831,000 in 1997, reflecting the reductions in operating expenses during the current fiscal year, partially offset by lower sales and reduced Gross Margins.

1997 COMPARED WITH 1996

The Company's after-tax profits (losses) for the years ended 1997 and 1996, respectively were ($4,804,000) and $1,119,000. Losses from continuing operations were $3,458,000 and $185,000 in the years ended 1997 and 1996, respectively. Management attributes the after-tax profit decrease of $5,923,000 in 1997 as compared with 1996 mainly to the ChemWay sector, which lost $1,346,000 in 1997, as compared with an after tax profit of $1,304,000 in 1996. The increased loss from continuing operations during 1997 is mainly attributable to decreased Gross Margins and an increase in expenses, partially offset by increased revenues. Included in the 1997 loss was a security trading loss of $497,000 and other asset write-downs of approximately $818,000. The Company's revenues from continuing operations for 1997 increased $4,989,000 or approximately 3.8% to $137,996,000 as compared with $133,007,000 in 1996. Fuel sales gallonage increased to 106,907,000 gallons compared to 105,357,000 in 1996; a 1,550,000
(1.5%) increase. The Company's gross profit for 1997 was $14,765,000, or approximately 10.7% of sales as compared to $17,266,000 or approximately 13.0% of sales in 1996. Management attributes the decline in profit margins to competitive pricing in the Petroleum Marketing and EDCO Environmental segments.

Operating expenses increased $1,540,000 in 1997 to $18,447,000 as compared with $16,907,000 in 1996. Expressed as a percentage of sales, operating expenses were approximately 13.4% of sales in 1997 as compared with approximately 12.7% in 1996. The increase is primarily attributable to higher depreciation and amortization expenses in 1997, resulting from the purchase and installation of the Company's new computer hardware and software, and to increased employment expenses in the Petroleum Marketing and Convenience Store segments.

PETROLEUM MARKETING

The Petroleum Marketing segment had sales of $98,376,000 in 1997 compared to $91,374,000 in 1996, a $7,002,000 (7.7%) increase. Fuel sales gallonage increased to 88,448,000 gallons compared to 85,845,000 in 1996, a 2,603,000
(3.0%) increase. Gross profits for 1997 and 1996 were $6,997,000 and $8,810,000, respectively. Gross profit margins decreased to 7.1% compared to 9.6% in 1996. Operating expenses increased $901,000 in 1997. Operating expenses were 9.2% of revenues in 1997, and 8.9% in 1996 primarily due to the transfer of EDCO Environmental's service department into Petroleum Marketing and the related increase in employment expenses, a $111,000 increase in allowance for doubtful accounts in general and administrative expenses and a $100,000 write-down in software costs. ESI, the parent company, is included in the Petroleum Marketing results. Operating income (loss) decreased to ($2,070,000) compared to $644,000 in 1996.


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

Operating expenses increased $842,000 in 1997. Operating expenses were 22.5% of revenues in 1997 and 19.6% in 1996. Increases in operating expenses were centered in employment $202,000, other operating $412,000, and general administration $113,000. The Convenience Store segment incurred an operating loss of $1,213,000, as compared to an operating profit of $171,000 in 1996.


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

Cash and cash equivalents were $831,000 and $1,297,000 at September 30, 1998 and 1997, respectively. The Company had net working capital of $163,000, as compared with a deficit of $2,371,000 at September 30, 1997. The working capital deficit in 1997 is due to the reclassification of substantially all of the Company's outstanding debt as a current liability, as a result of the financial covenant defaults discussed above.

Cash used by operating activities was $611,000 in the year ended September 30, 1998, as compared with cash used by operating activities of $1,425,000 in the previous fiscal year. The improvement in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year.

The Company identified certain nonessential assets which it sold during the year ended September 30, 1998; assets disposed of during the current fiscal year included nonperforming convenience stores, the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received proceeds of $1,610,000 from the sale of such assets during 1998. Cash provided by investing activities was $179,000 in 1998, as compared with $720,000 cash used by investing activities during 1997.

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

As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 are being identified and the Company has begun to survey its Key Business Partners in an attempt to reasonably ascertain their stage of Y2K readiness.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements, schedules and exhibits are filed as part of this report:

    (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.
    (3) Exhibits.

          The list of exhibits is hereby amended by deleting exhibits 23.1 and
          27.1 and inserting in lieu thereof, the following:

          *23.1 - Consent to incorporation by reference in the Company's registration statements on Form S-3 and S-8 of the report of PricewaterhouseCoopers LLP.
          *27.1  -  Financial Data Schedule.

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

September 07, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ J. L. EVANS, SR.                                       /s/ RICHARD A. GOEGGEL
    Jerriel L. Evans, Sr., September 07, 1999                  Richard A. Goeggel, September 07, 1999
    Chairman of the Board and Chief Executive Officer          Chief Financial Officer and Director


                                                           /s/ CHARLES N. WAY
                                                               Charles N. Way, September 07, 1999
                                                               Corporate Controller and Director


/s/ DARLENE E. JONES                                       /s/ PETER J. LOSAVIO
    Darlene E. Jones, September 07, 1999                       Peter J. Losavio, Jr., September 07, 1999
    Treasurer and Director                                     Director

                                                           /s/ JULIE H. EDWARDS
                                                               Julie H. Edwards, September 07, 1999
                                                               Director

                                         Page 15

EVANS SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996

EVANS SYSTEMS, INC.
FORM 10-K
INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

As described in Note 13-A, the Company has restated its financial statements for fiscal years 1998 and 1997.

See Note 13-C for information regarding the Company's results of operations and liquidity.



PricewaterhouseCoopers LLP

Houston, Texas
January 13, 1999, except for the last paragraph of Notes 2 and 7 and Note 13 as to which the date is August 20, 1999.

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                         1998           1997
                                                                     --------       --------
                                                                          (AS RESTATED)

                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................      $    831       $  1,297
   Trade receivables, net of allowance for doubtful receivables
     of $264,000 and $340,000, respectively ...................         2,751          4,584
   Inventory ..................................................         3,714          7,962
   Income taxes receivable ....................................           128            310
   Prepaid expenses and other current assets ..................           775            618
   Deferred income taxes ......................................            78            191
   Current assets of ChemWay ..................................         1,637
                                                                     --------       --------
      Total current assets ....................................         9,914         14,962
Property and equipment, net ...................................        17,037         21,551
Other assets ..................................................           837          1,035
Deferred income taxes .........................................         1,125            670
Noncurrent assets of ChemWay ..................................         3,535
                                                                     --------       --------
      Total assets ............................................      $ 32,448       $ 38,218
                                                                     ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ......................      $  6,019       $  9,496
   Current portion of long-term debt ..........................         1,698          7,837
   Current liabilities of ChemWay .............................         2,034
                                                                     --------       --------
      Total current liabilities ...............................         9,751         17,333
Long-term debt ................................................        11,151          5,401
                                                                     --------       --------
      Total liabilities .......................................        20,902         22,734
                                                                     --------       --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000 shares
     authorized, 3,268,298 and 3,163,573 shares issued,
     respectively .............................................            33             32
   Additional paid-in capital .................................        13,811         12,297
   Retained earnings (deficit) ................................        (1,864)         3,589
   Treasury stock, 72,589 shares, at cost .....................          (434)          (434)
                                                                     --------       --------
      Total stockholders' equity ..............................        11,546         15,484
                                                                     --------       --------
      Total liabilities and stockholders' equity ..............      $ 32,448       $ 38,218
                                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     1998            1997            1996
                                                          ---------       ---------       ---------
Revenue:
   Refined product sales (including consumer
     excise and state fuel taxes of $20,000, $20,391
     and $17,514, respectively) ....................      $  87,822       $ 119,364       $ 112,790
   Other sales and services ........................         16,292          18,632          20,217
                                                          ---------       ---------       ---------
      Total revenue ................................        104,114         137,996         133,007
Cost of sales ......................................         90,246         123,231         115,741
                                                          ---------       ---------       ---------
Gross profit .......................................         13,868          14,765          17,266
                                                          ---------       ---------       ---------
Operating expenses:
   Employment expenses .............................          8,881           8,961           8,844
   Other operating expenses ........................          3,998           3,913           3,505
   Other general and administrative expenses .......          3,088           3,636           3,074
   Depreciation and amortization ...................          1,895           1,937           1,484
                                                          ---------       ---------       ---------
      Total operating expenses .....................         17,862          18,447          16,907
                                                          ---------       ---------       ---------
Operating income (loss) ............................         (3,994)         (3,682)            359
                                                          ---------       ---------       ---------
Other income (expense):
   Gain on sale of assets ..........................             46             (15)            125
   Interest income .................................             22              82             165
   Interest expense ................................         (1,387)           (922)           (830)
   Other ...........................................                           (489)           (104)
                                                          ---------       ---------       ---------
      Total other income (expense) .................         (1,319)         (1,344)           (644)
                                                          ---------       ---------       ---------
Loss from continuing operations before benefit
  from income taxes ................................         (5,313)         (5,026)           (285)
Benefit from income taxes ..........................           (708)         (1,568)           (100)
                                                          ---------       ---------       ---------
Loss from continuing operations ....................         (4,605)         (3,458)           (185)
Income (loss) from discontinued operations of
  ChemWay to March 31, 1998, less
  applicable income taxes (Note 2) .................           (848)         (1,346)          1,304
                                                          ---------       ---------       ---------

Net income (loss) ..................................      $  (5,453)      $  (4,804)      $   1,119
                                                          =========       =========       =========

Basic and diluted earnings (loss) per common share:
   Continuing operations ...........................      $   (1.48)      $   (1.12)      $   (0.06)
   Discontinued operations .........................          (0.27)          (0.44)           0.43
                                                          ---------       ---------       ---------

   Earnings (loss) per common share ................      $   (1.75)      $   (1.56)      $    0.37
                                                          =========       =========       =========

   Basic and diluted weighted average common
     shares outstanding ............................          3,116           3,075           3,010
                                                          =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                  1998          1997          1996
                                                              -------       -------       -------
                                                           (AS RESTATED) (AS RESTATED)
Cash flows from operating activities:-
   Net income (loss) ...................................      $(5,453)      $(4,804)      $ 1,119
   Adjustments:
     Depreciation and amortization .....................        2,105         2,129         1,627
     Stock option compensation expense .................        1,401
     Deferred operating loss of ChemWay ................         (644)
     Gain on sale of assets ............................          (46)           15          (125)
     Deferred income taxes .............................       (1,452)       (2,079)          479
     Loss on marketable securities .....................                        498           106
     Changes in assets and liabilities:
      Receivables ......................................        1,817           576         1,207
      Inventory ........................................        3,092           220           (32)
      Prepaid expenses and other .......................           71           359           432
      Accounts payable and accrued expenses ............       (1,684)        1,934        (3,688)
      Income taxes receivable/payable ..................          182          (273)           55
                                                              -------       -------       -------
        Net cash provided (used) by operating activities         (611)       (1,425)        1,180
                                                              -------       -------       -------
Cash flows from investing activities:
   Capital expenditures ................................       (1,386)       (3,025)       (3,712)
   Proceeds from sale of marketable equity securities ..                      1,454           346
   Proceeds from sale of property and equipment ........        1,610           667           460
   Other ...............................................          (45)          184          (246)
                                                              -------       -------       -------
        Net cash provided (used) by investing activities          179          (720)       (3,152)
                                                              -------       -------       -------
Cash flows from financing activities:
   New borrowings ......................................        1,715         3,962         8,515
   Reduction of long-term debt .........................       (1,863)       (3,478)       (7,364)
   Net proceeds from stock issuance ....................          114           165            70
                                                              -------       -------       -------
        Net cash provided (used) by financing activities          (34)          649         1,221
                                                              -------       -------       -------
Net decrease in cash and cash equivalents ..............         (466)       (1,496)         (751)
Cash and cash equivalents, beginning of year ...........        1,297         2,793         3,544
                                                              -------       -------       -------

Cash and cash equivalents, end of year .................      $   831       $ 1,297       $ 2,793
                                                              =======       =======       =======

Supplemental disclosure of cash flow information:
   Cash paid for interest ..............................      $ 1,169       $ 1,178       $   997
   Cash paid for taxes .................................      $    58

Supplemental disclosure of noncash transactions:
   Acquisition of property by capital lease and
     issuance of debt ..................................                    $   209       $ 1,308


   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

(IN THOUSANDS)                           COMMON STOCK          ADDITIONAL     RETAINED    UNREALIZED
                                   ------------------------      PAID-IN      EARNINGS      LOSS ON       TREASURY
                                     SHARES        AMOUNT        CAPITAL     (DEFICIT)    SECURITIES       STOCK         TOTAL
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance - September 30, 1995 ...    2,934,205    $       29    $   11,381   $    7,958    $     (400)   $     (434)   $   18,534

Decrease in marketable equity
  security valuation allowance .                                                                  25                          25
Warrants exercised by
  employees and stock award ....       23,500             1            69                                                     70
Net income for 1996 ............                                                 1,119                                     1,119
5% common stock dividend .......      147,885             1           683         (684)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance - September 30, 1996 ...    3,105,590            31        12,133        8,393          (375)         (434)       19,748

Warrants exercised by employees        57,983             1           164                                                    165
Decrease in marketable equity
  securities valuation allowance                                                                 375                         375
Net loss for 1997 ..............                                                (4,804)                                   (4,804)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance - September 30, 1997
  (as restated) ................    3,163,573            32        12,297        3,589                        (434)       15,484

Warrants exercised .............      104,725             1           152                                                    153
Compensation expense recog-
  nized in connection with
  options granted ..............                                    1,362                                                  1,362
Net loss for 1998 ..............                                                (5,453)                                   (5,453)
                                   ----------    ----------    ----------   ----------    ----------    ----------    ----------

Balance - September 30, 1998
  (as restated) ................    3,268,298    $       33    $   13,811   $   (1,864)   $        -    $     (434)   $   11,546
                                   ==========    ==========    ==========   ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

      Buildings and plant                   15-39 years
      Leasehold improvements                Life of lease, up to 39
      Equipment                             15 years
      Transportation equipment              5 years
      Office equipment                      5-7 years

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      STOCK-BASED COMPENSATION PLANS
      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans.

      INCOME TAXES
      The Company and its subsidiaries file a consolidated federal income tax return.

      The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which more likely than not will be unrealized.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

2.    DISCONTINUED OPERATION

      In February 1998, the Company suspended the production activities of its ChemWay operation which was engaged in the packaging and marketing of automotive after-market chemical products. In March 1998, the Company made the decision to sell ChemWay and recorded an estimated loss on disposal of $705,000 (net of applicable income tax benefit of $395,000) which included a provision for losses of $200,000 during the phase-out period. The results of operations of ChemWay have been classified as discontinued operations and prior periods have been restated. Summary operating results are as follows (in thousands):

                                                 YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------
                                             1998(1)        1997          1996

Revenues                                    $  2,268      $10,967       $25,773
Earnings (loss) from operations               (1,694)      (1,831)        2,179
Income tax expense (benefit)                    (593)        (771)          700
Income (loss) from discontinued operation     (1,262)      (1,346)        1,304

      (1) Includes loss from operations of $414,000, net of tax benefits of $230,000, incurred during the phase-out period which has been deferred by the Company pending the sale described below.

      On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated). The Company received 1.5 million shares of common stock of Affiliated in exchange for all the outstanding common stock of ChemWay. The Company may receive up to an additional one million shares of common stock of Affiliated one year after the closing date if the average closing price of Affiliated common stock falls below certain amounts as defined in the purchase agreement. The Company will record a gain on the sale, net of income taxes, of approximately $4 million (as restated) in the first quarter of 1999. As a result of the sale, the estimated loss on disposal and the related provision for losses during the phase-out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998.

      Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      "fair value" indicated by the bid price of $6.00 per share at the transaction date resulting in the $4 million gain noted above. The Company's investment in Affiliated common stock is unregistered and highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been very volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.63 at June 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock. At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-K, an accumulated deficit of $7,630,070 and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998 and reported a loss from operations of $526,843. See Note 13-C for subsequent events.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30 (in thousands):

                                                               1998        1997
                                                             -------     -------

Land ...................................................     $ 2,698     $ 2,950
Buildings ..............................................       6,275       6,809
Leasehold improvements .................................         766         935
Equipment ..............................................      14,972      18,411
Transportation equipment ...............................       2,533       2,895
Office equipment .......................................       2,292       2,955
                                                             -------     -------
                                                              29,536      34,955
Less - accumulated depreciation and amortization .......      12,499      13,404
                                                             -------     -------

Property and equipment, net ............................     $17,037     $21,551
                                                             =======     =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

4.    LONG-TERM DEBT

      Long-term debt is summarized as follows at September 30 (in thousands):

                                                                 1998      1997
                                                               -------   -------

Notes payable to banks, at prime to prime plus 3%,
  payable to 2003, secured by property and equipment,
  accounts receivable, inventory,  cash surrender value
  of life insurance and common stock of subsidiaries .......   $11,089   $11,135
Capital lease liability ....................................       956     1,209
Notes payable, 7.2% to 11.5%, payable to 2005, secured
  by property, equipment, improvements, inventory,
  accounts receivable and cash surrender value of life
  insurance ................................................       464       625
Other ......................................................       340       269
                                                               -------   -------
                                                                12,849    13,238
Less - current maturities ..................................     1,698     7,837
                                                               -------   -------

      Total ................................................   $11,151   $ 5,401
                                                               =======   =======

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      $658,000 and $299,000, respectively. Total future capital lease payments are $1,105,000 and include unearned interest of $145,000.

      As of September 30, 1998 (after consideration of the debt refinancing described above), principal maturities of long-term debt are as follows (in thousands):


                  1999                              $    1,698
                  2000                                   2,973
                  2001                                   7,008
                  2002                                     328
                  2003                                     201
                  Thereafter                               641
                                                    ----------
                      Total                         $   12,849
                                                    ==========

5.    INCOME TAXES

      The provision for (benefit from) income taxes consists of the following (in thousands):


                                               YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                        1998             1997             1996
                                      -------          -------          -------
Current:
   Federal ..................         $    43          $  (201)         $   (25)
   State ....................             108              (31)             146
                                      -------          -------          -------
                                          151             (232)             121
                                      -------          -------          -------
Deferred:
   Federal ..................          (1,085)          (1,901)             421
   State ....................            (137)            (178)              58
                                      -------          -------          -------
                                       (1,222)          (2,079)             479
                                      -------          -------          -------
      Total .................         $(1,071)         $(2,311)         $   600
                                      =======          =======          =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                -------------------------------------
                                                                  1998          1997          1996
                                                                ---------     ---------     ---------
Taxes computed by applying federal statutory rate........       $  (2,279)    $  (2,420)    $     584
State taxes, net of federal benefit ....................             (120)         (137)          135
Stock option compensation expense ...............                     518
Change in deferred tax asset valuation allowance                      782           231
Other, net ......................................                      28            37          (119)
                                                                ---------     ---------     ---------
      Total .....................................               $  (1,071)    $  (2,289)    $     600
                                                                =========     =========     =========

      Income taxes are attributable to the following (in thousands):


                                                 YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                            1998          1997          1996
                                          ---------     ---------     ---------
Continuing operations ................    $    (708)    $  (1,568)    $    (100)
Discontinued operations ..............         (363)         (771)          700
                                          ---------     ---------     ---------
      Total ..........................    $  (1,071)    $  (2,339)    $     600
                                          =========     =========     =========

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                              SEPTEMBER 30,
                                                        -----------------------
                                                          1998            1997
                                                        -------         -------
Deferred tax liabilities:
   Book/tax depreciation differences ...........        $(2,319)        $(2,424)
   Other .......................................            (16)            (37)
                                                        -------         -------
      Total ....................................         (2,335)         (2,461)
                                                        -------         -------
Deferred tax assets:
   Net operating loss carryforward .............          3,508           2,547
   Alternative minimum tax credit ..............            444             454
   Net capital loss carryforwards ..............            211             205
   Allowance for doubtful receivables ..........            284             167
   Expense accruals ............................                            103
   Investment tax credit .......................             26              26
   Section 263A inventory adjustment ...........             16              38
   Other .......................................             62              13
                                                        -------         -------
      Total ....................................          4,551           3,553
                                                        -------         -------
Valuation allowance ............................         (1,013)           (231)
                                                        -------         -------

Net deferred tax assets ........................        $ 1,203         $   861
                                                        =======         =======


      At September 30, 1998, the Company had regular tax net operating loss carryforwards from continuing operations of $10.1 million available for federal income tax purposes which expire through 2018.

      At September 30, 1998, ChemWay had regular net operating loss carryforwards of $3.7 million available for federal income tax purposes and net deferred tax assets of $1.1 million.

      Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

6.    OPERATING LEASES

      The Company leases 27 convenience store locations and 5 other facilities under operating lease agreements with varying lives and terms. Three of these leases are with related parties (see Note 8). At September 30, 1998, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

            YEAR ENDED SEPTEMBER 30,

            1999                                         $    491
            2000                                              407
            2001                                              330
            2002                                              228
            2003                                              166
            Thereafter                                        284
                                                         --------

                  Total                                  $  1,906
                                                         --------

      In addition, the Company rents ten convenience store locations and other facilities on a month-to-month basis from various parties, including five from a related party (see Note 8). Rent paid for these facilities totaled $75,600, $180,000 and $174,000 for the years ended September 30, 1998,
      1997 and 1996.

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

      In May 1998, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for certain consulting services and recorded compensation expense of $38,500. The warrants were exercised in July 1998.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      The following common stock purchase warrants are outstanding as of September 30, 1998:

             WARRANT          NUMBER OF              EXPIRATION
              PRICE           WARRANTS                  DATE
             -------          ---------              ----------

             $ 16.50            126,000            July 15, 1999
                2.86             54,937            August 1, 2002
                7.62              7,875            December 29, 2002
                               --------

                                188,812
                               ========

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

      In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock which vest in fiscal 1998, 1997 and 1996, subject to achievements of certain profitability

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      levels. The grants will be canceled if such provisions are not met. In 1998, 1997 and 1996, such provisions were not met and all grants were canceled.

      In June 1996, an officer of the Company was awarded 525 shares of restricted common stock.

      In May and December 1997, the Company granted certain employees options to purchase an aggregate of 330,600 shares of common stock at exercise prices ranging from $1.31 to $4.00. The options vest upon the Company's common stock reaching a market value of $6.50 per share for five consecutive days as specified in the agreements. The grants would be canceled if such provisions were not met. The provisions were met in November 1998. The Company recorded compensation expense of $1.1 million and $229,000 for continuing and discontinued operations, respectively, in the fourth quarter of 1998 for the difference in the exercise prices of the options and the market price of the Company's stock at September 30, 1998.

      A summary of the option activity under the various plans follows:

                                                       WEIGHTED-
                                         NUMBER OF      AVERAGE
                                           SHARES     OPTION PRICE
                                         ---------    ------------

Outstanding at September 30, 1995         268,275         $6.04

Granted in 1996 .................          98,700          5.53
Expired in 1996 .................        (194,933)         5.81
                                          -------

Outstanding at September 30, 1996         172,042          6.01

Granted in 1997 .................          55,714          3.35
Expired in 1997 .................        (138,550)         5.32
                                          -------

Outstanding at September 30, 1997          89,206          5.42

Granted in 1998 .................         403,800          1.67
Expired in 1998 .................         (54,149)         5.00
                                          -------

Outstanding at September 30, 1998         438,857
                                          =======

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      exercisable with a weighted average option price of $3.93 and 18,857 shares were not registered under a plan.

      The Company applies APB 25 and related interpretations in accounting for its plans. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
      Compensation" (in thousands):

                                                     YEAR ENDED
                                                    SEPTEMBER 30,
                                               -----------------------
                                                  1998          1997
                                               ---------     ---------
         Net loss:
           As reported ...................    $  (5,453)    $  (4,804)
           Pro forma .....................       (4,422)       (4,861)
         Basic and diluted loss per share:
           As reported ...................    $   (1.75)    $   (1.56)
           Pro forma .....................        (1.42)        (1.58)

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

      On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to put the shares back to the Company at $4 per share until at least December 31, 1999.

8.    RELATED PARTY TRANSACTIONS

      During 1998, the Company leased three convenience store locations from the majority shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. One ten-year lease commenced in December 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option. The other location was sold by the majority shareholder in December 1998. The amounts paid under these leases were $76,800 for the year ended September 30, 1998 and $73,000 for the years ended September 30, 1997 and 1996. Future minimum lease commitments as of September 30, 1998 are $51,200.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

      The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 198, the Company had no knowledge of any legal proceedings which, by themselves or in the aggregate, could be expected to have a material adverse effect on the Company.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

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

                                                                               PROPERTY
                                              EARNINGS       DEPRECIATION        AND            IDENTI-
                                            (LOSS) FROM           AND         EQUIPMENT         FIABLE
     YEAR ENDED              REVENUES        OPERATIONS      AMORTIZATION     ADDITIONS         ASSETS
                            ---------        ---------        ---------       ---------       ---------
SEPTEMBER 30, 1998
  Petroleum marketing       $  70,467        $  (3,205)       $   1,318       $     666       $  23,489
  Convenience stores           32,495             (708)             465           1,229           7,666
  EDCO Environ ......           1,152              (81)             112               5           1,170
                            ---------        ---------        ---------       ---------       ---------
                            $ 104,114        $  (3,994)       $   1,895       $   1,900       $  32,325
                            =========        =========        =========       =========       =========

SEPTEMBER 30, 1997
  Petroleum marketing       $  98,376        $  (2,070)       $   1,379       $   1,532       $  19,584
  Convenience stores           38,300           (1,213)             393             903           8,324
  EDCO Environ ......           1,320             (399)             165               3           1,277
                            ---------        ---------        ---------       ---------       ---------
                            $ 137,996        $  (3,682)       $   1,937       $   2,438       $  29,185
                            =========        =========        =========       =========       =========

SEPTEMBER 30, 1996
  Petroleum marketing       $  91,374        $     644        $     956       $   3,067       $  22,872
  Convenience stores           39,602              171              408           1,059           8,912
  EDCO Environ ......           2,031             (456)             120             214             957
                            ---------        ---------        ---------       ---------       ---------
                            $ 133,007        $     359        $   1,484       $   4,340       $  32,741
                            =========        =========        =========       =========       =========

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited quarterly data (as restated, see Note 13) is summarized as follows (in thousands, except for per share amounts):

                                                                   YEAR ENDED SEPTEMBER 30, 1998
                              ----------------------------------------------------------------------------------------------------
                                         Q1                        Q2                        Q3                        Q4
                              ----------------------    ----------------------    ----------------------    ----------------------
                              PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS
                               REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                              ----------    --------    ----------    --------    ----------    --------    ----------    --------

Revenue .....................  $ 28,769     $ 28,769     $ 24,600     $ 24,600     $ 26,453     $ 26,453     $ 24,292     $ 24,292
Gross profit ................     3,826        3,811        4,146        4,117        3,464        3,248        2,721        2,692
Operating income (loss) (2) .      (495)        (510)          82           53         (309)        (548)      (2,917)      (2,989)
Loss from continuing
  operations ................      (560)        (574)         (47)        (180)        (214)        (365)      (2,515)      (3,486)
Loss from discontinued
  operations ................      (385)        (385)      (1,148)      (1,168)        (242)        (242)         947          947
Net loss (1) ................      (945)        (959)      (1,195)      (1,348)        (456)        (607)      (1,568)      (2,539)
Basic and diluted loss per
  common share:-
    Income (loss) per
      common share:
      Continuing operations .     (0.19)       (0.19)       (0.02)       (0.06)       (0.07)       (0.12)       (0.80)       (1.11)
      Discontinued operations     (0.12)       (0.12)       (0.37)       (0.38)       (0.08)       (0.08)        0.31         0.30
      Net loss per common
        share ...............     (0.31)       (0.31)       (0.39)       (0.44)       (0.15)       (0.20)       (0.49)       (0.81)


                                                                   YEAR ENDED SEPTEMBER 30, 1997
                              ----------------------------------------------------------------------------------------------------
                                         Q1                        Q2                        Q3                        Q4
                              ----------------------    ----------------------    ----------------------    ----------------------
                              PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS       PREVIOUSLY       AS
                               REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                              ----------    --------    ----------    --------    ----------    --------    ----------    --------

Revenue .....................  $ 36,064     $ 36,064     $ 31,794     $ 31,794     $ 34,873     $ 34,873     $ 35,265     $ 35,265
Gross profit ................     4,351        3,944        3,973        3,435        4,216        4,851        2,904        2,535
Operating income (loss) .....        25         (432)        (375)        (913)        (274)         361       (2,352)      (2,698)
Income (loss) from continuing
  operations ................      (402)        (679)        (402)        (741)        (250)         150       (1,939)      (2,188)
Loss from discontinued
  operations ................      (373)        (373)         (31)         (31)        (283)        (283)        (659)        (659)
Net loss ....................      (775)      (1,052)        (433)        (772)        (533)        (133)      (2,598)      (2,847)
Basic and diluted loss per
  common share:-
    Income (loss) per
      common share:
      Continuing operations .     (0.14)       (0.23)       (0.13)       (0.24)       (0.08)        0.05        (0.63)       (0.72)
      Discontinued operations     (0.12)       (0.12)       (0.01)       (0.01)       (0.09)       (0.09)       (0.21)       (0.21)
      Net loss per common
        share ...............     (0.26)       (0.35)       (0.14)       (0.25)       (0.17)       (0.04)       (0.84)       (0.93)

(1) The second quarter of 1998 included an estimated loss, net of applicable taxes of $705,000, for the disposal of the ChemWay operation. The third quarter of 1998 includes an operating loss from ChemWay of $242,000. These estimated losses were reversed in the fourth quarter of 1998 as ChemWay was sold in December 1998 at a gain (Note 2).

(2) The fourth quarter of 1998 included $1.1 million in compensation expense for performance-based stock options charged to continuing operations (Note 7).

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

13.   SUBSEQUENT EVENTS

      A - RESTATEMENT OF FINANCIAL STATEMENTS
      The Company has restated previously reported financial results for fiscal years 1998 and 1997 to give effect to the write-down of certain assets (including credit card receivables, property and equipment costs and certain deferred income tax assets) and the accrual of certain liabilities. All disclosures related to 1998 and 1997 included herein have been amended, as appropriate, to reflect the restatement. The effect of the restatement discussed above on the statement of operations is as follows:

                                                    YEAR ENDED SEPTEMBER 30,
                                  ------------------------------------------------------------
                                             1998                               1997
                                  --------------------------        --------------------------
                                  PREVIOUSLY           AS           PREVIOUSLY           AS
                                   REPORTED         RESTATED         REPORTED         RESTATED
                                  ---------        ---------        ---------        ---------

Revenue ...................       $ 104,114        $ 104,114        $ 137,996        $ 137,996
Cost of sales .............          89,957           90,246          122,552          123,231
                                  ---------        ---------        ---------        ---------
Gross profit ..............          14,157           13,868           15,444           14,765
Operating expenses ........          17,796           17,862           18,420           18,447
                                  ---------        ---------        ---------        ---------
Operating loss ............          (3,639)          (3,994)          (2,976)          (3,682)
Interest expense ..........          (1,312)          (1,387)            (922)            (922)
Other .....................             182               68             (390)            (422)
                                  ---------        ---------        ---------        ---------
Loss from continuing
  operations before taxes .          (4,769)          (5,313)          (4,288)          (5,026)
Income tax benefit ........          (1,433)            (708)          (1,295)          (1,568)
                                  ---------        ---------        ---------        ---------
Loss from continuing
  operations ..............          (3,336)          (4,605)          (2,993)          (3,458)
Loss from discontinued
  operations ..............            (828)            (848)          (1,346)          (1,346)
                                  ---------        ---------        ---------        ---------
Net loss ..................       $  (4,164)       $  (5,453)       $  (4,339)       $  (4,804)
                                  =========        =========        =========        =========
Basic and diluted loss
  per common share:
    Continuing operations .       $   (1.07)       $   (1.48)       $   (0.97)       $   (1.12)
    Discontinued operations           (0.27)           (0.27)           (0.44)           (0.44)
                                  ---------        ---------        ---------        ---------
                                  $   (1.34)       $   (1.75)       $   (1.41)       $   (1.56)
                                  =========        =========        =========        =========

      B - SHAREHOLDER LAWSUITS
      In July 1999, two alleged purchasers of the Company's common stock brought two purported class action lawsuits against the Company and several of its current and former officers and directors. Each of the lawsuits asserted that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuits demanded, among other relief, unspecified compensatory damages, attorney's fees and

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

      the costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuits may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonably likely, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters.

      C - RESULTS OF OPERATIONS AND LIQUIDITY
      In its June 30, 1999 Form 10-Q/A, the Company reported in its unaudited financial statements a loss from operations for the nine months ended June 30, 1999 of $2,045,000 and a net loss, after a $4 million gain on the sale of ChemWay and a subsequent $8 million write-down of Affiliated common stock (see Note 2) of $7,214,000. In addition, the Company reported a working capital deficit of $58,000 and stockholders' equity of $6,356,000.

      Management believes that the Company will continue in the normal course of business until September 30, 1999; however, the Company faces several circumstances which threaten its longer-term survival. Among those circumstances are the need to return the Company to profitable operations through enhancement of revenues and/or reduction of costs and the restructuring of its debt arrangements. Management has already implemented several programs to return its operations to profitability and intends to replace its existing bank debt with new financing which would have the effect of increasing the availability of working capital; however, there can be no assurance that Management's plans will be successful.