Form 10-Q/A
period 1998-12-31
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 7,  1999

------------------------------------------------------------------------------

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

                             EVANS SYSTEMS, INC.

                                    INDEX

PART I.  FINANCIAL INFORMATION

         Financial Statements (Unaudited)                           Page Number
         Condensed Consolidated Balance Sheet as of
         December 31, 1998 and September 30, 1998                        3

         Condensed Consolidated Statement of Income for the
         Three Months Ended December 31, 1998 and 1997                   4

         Condensed Consolidated Statement of Cash Flows for the
         Three Months Ended December 31, 1998 and 1997                   5

         Notes to the Condensed Consolidated Financial Statements        6

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10


PART II. OTHER INFORMATION

         Exhibits and Reports on Form 8-K
            A. Exhibits Index                                           19
            B. Reports on Form 8-K                                      19

         Signatures                                                     19

PART I.  FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                 1998              1998
                                                            -------------     -------------
                                                                            (As restated)
                        ASSETS
Current Assets:
     Cash and cash equivalents .........................    $       1,174     $         831
     Trade receivables, net of allowance for doubtful
         accounts of $193,000 and $264,000, respectively            2,887             2,751
     Inventory .........................................            3,460             3,714
     Income taxes receivable ...........................              128               128
     Prepaid expenses and other current assets .........              801               775
     Deferred income taxes .............................                                 78
     Current assets of ChemWay .........................             --               1,637
                                                            -------------     -------------
         Total current assets ..........................            8,450             9,914

Property and equipment, net ............................           16,565            17,037
Investment in marketable securities ....................            9,000
Other assets ...........................................              742               837
Deferred income taxes ..................................                              1,125
Noncurrent assets of ChemWay ...........................             --               3,535
                                                            -------------     -------------
              Total assets .............................    $      34,757     $      32,448
                                                            =============     =============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses .............    $       6,994     $       6,019
     Current portion of long-term debt .................            1,698             1,698
     Current liabilities of ChemWay ....................             --               2,034
                                                            -------------     -------------
         Total current liabilities .....................            8,692             9,751
Long-term debt .........................................           10,920            11,151
                                                            -------------     -------------
         Total liabilities .............................           19,612            20,902
                                                            -------------     -------------
Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 3,627,486 and 3,268,298 shares issued,
     respectively ......................................               36                33
     Additional paid-in capital ........................           14,344            13,811
     Stock subscriptions receivable ....................             (132)             --
     Retained earnings (deficit) .......................            1,331            (1,864)
     Treasury stock, 72,589 shares, at cost ............             (434)             (434)
                                                            -------------     -------------
         Total stockholders' equity ....................           15,145            11,546
                                                            -------------     -------------
              Total liabilities and stockholders' equity    $      34,757     $      32,448
                                                            =============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                THREE MONTHS ENDED DECEMBER 31,
                                                -------------------------------
                                                     1998           1997
                                                   --------       --------
                                                        (As restated)
Revenue:
     Refined product sales ....................    $ 16,676       $ 23,382
     Other sales and services .................       4,322          5,387
                                                   --------       --------
     Total revenue ............................      20,998         28,769
     Cost of sales ............................      17,605         24,958
                                                   --------       --------

Gross profit ..................................       3,393          3,811
                                                   --------       --------

Operating expenses:
     Employment expenses ......................       2,055          2,237
     Other operating expenses .................       1,002            946
     General & administrative expenses ........         604            665
     Depreciation and amortization ............         427            473
                                                   --------       --------
     Total operating expenses .................       4,088          4,321
                                                   --------       --------
Operating loss ................................        (695)          (510)

Other income (expense)
     Interest expense, net ....................        (272)          (338)
     Gain on sale of assets ...................         221             (7)
     Other, net ...............................         (32)           (43)
                                                   --------       --------

Loss before benefit from income taxes .........        (778)          (898)

Benefit from income taxes .....................        --              324
                                                   --------       --------

Loss from continuing operations ...............        (778)          (574)

Discontinued operations:
     Loss from discontinued operations of
     ChemWay, net of tax benefit ..............        --             (385)
     Gain on disposal of ChemWay, net of
     taxes of $1,203 ..........................       3,973           --
                                                   --------       --------

Net income (loss) .............................    $  3,195       $   (959)
                                                   ========       ========
Basic and diluted earnings (loss) per share:
     Continuing operations ....................    $   (.22)      $   (.19)
     Discontinued operations ..................        1.13           (.12)
                                                   --------       --------
     Net income (loss) ........................    $   0.91       $   (.31)
                                                   ========       ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            THREEE MONTHS ENDED DECEMBER 31,
                                                            --------------------------------
                                                               1998                  1997
                                                            ----------            ----------
                                                                       (As restated)
Cash flows from operating activities:
     Net income (loss) .................................    $    3,195            $     (959)
     Adjustments:
         Depreciation and amortization .................           427                   527
         Deferred income taxes .........................         1,203                  (538)
         Loss (gain) on sale of fixed assets ...........          (221)                    7
         Gain on disposal of discontinued operations ...        (5,176)                 --
         Stock option compensation expense .............           248                  --
         Changes in working capital:
              Current assets ...........................           187                 1,392
              Current liabilities ......................           365                (1,022)
                                                            ----------            ----------
     Total adjustments .................................        (2,967)                  366
                                                            ----------            ----------
Net cash provided (used) by operating activities .......           228                  (593)
                                                            ----------            ----------
Cash flows from investing activities:
     Capital expenditures ..............................          (166)                 (565)
     Proceeds from sale of property and equipment ......           432                    86
     Other, net ........................................           (76)                    7
                                                            ----------            ----------
Net cash provided (used) by investing activities .......           190                  (472)
                                                            ----------            ----------
Cash flows from financing activities:
     Repayment on notes payable, net ...................          (231)                  (63)
     Net proceeds from stock issuance ..................           156                  --
                                                            ----------            ----------
Net cash used by financing activities ..................           (75)                  (63)
                                                            ----------            ----------

Net increase (decrease) in cash ........................           343                (1,128)
Cash and cash equivalents, beginning of period .........           831                 1,297
                                                            ----------            ----------
Cash and cash equivalents, end of period ...............    $    1,174            $      169
                                                            ----------            ----------

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

NOTE C - LONG-TERM DEBT

At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On January 13, 1999, the company received a commitment letter from one of its present bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous and continuing covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the proposed terms of the Refinancing, such bank lender would receive a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio. The Company is presently in compliance with the proposed financial covenants and management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. Management intends to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest would be payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company would be obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The Company will have no additional availability to borrow funds from the bank lender; accordingly the Company expects to meet its debt service requirements through cash flows from (i) operating activities, (ii) additional sales of nonessential assets and (iii) additional sales of common stock. The Refinancing was completed on March 31, 1999. The loan agreement under the Refinancing was

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

subsequently amended to change the date of the first $250,000 fee from June 30, 1999 to the earlier of August 31, 1999 or the closing of the B&I Loan, discussed below.

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

NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending December 31, 1998 and December 31, 1997 were computed using 3,497,853 and 3,090,984 weighted average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unrelated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share at the transaction date, resulting in a recorded gain of $3,973,000, net of a provision for income taxes of $1,203,000.

The Company's investment in Affiliated common stock is unregistered and highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated common stock has been very volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-K, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843.

NOTE F - STOCKHOLDERS' EQUITY

On June 1, 1998 the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998, and the Company received proceeds of $131,250. The remaining proceeds are reflected as stock subscriptions receivable in the Condensed Consolidated Balance Sheet at December 31, 1998. Warrants to purchase 9,188 shares of common stock were exercised in October 1998.

The Company recorded compensation expense of $205,000 and $43,000 for continuing and discontinued operations, respectively, for stock options which vested in November 1998 upon the Company's common stock reaching a market value of $6.50 per share for five consecutive days. Compensation expense represents the difference in the market price of the Company's common stock at September 30, 1998 and $6.50 for the options that vested.

NOTE G - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 1998 and 1997, and the quarter ended December 31, 1998 to give effect to the write-down of certain assets (including credit card receivables, property and equipment costs and certain deferred income tax assets) and the accrual of certain liabilities. All disclosures related to 1998 and 1997 included herein have been amended, as appropriate, to reflect the restatement. The effect of the restatement discussed above on the statement of operations is as follows:

                                                                 QUARTER ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                                        1998                                   1997
                                            ---------------------------             --------------------------
                                            PREVIOUSLY            AS                PREVIOUSLY           AS
                                             REPORTED          RESTATED              REPORTED         RESTATED
                                            ----------        ---------             ----------       ---------
Revenue ................................    $  20,998         $  20,998             $  28,769        $  28,769
Cost of sales...........................       17,546            17,605                24,943           24,958
                                            ---------         ---------             ---------        ---------
Gross profit............................        3,452             3,393                 3,826            3,811
Operating expense.......................        3,786             4,088                 4,321            4,321
                                            ---------         ---------             ---------        ---------
Operating loss..........................         (334)             (695)                 (495)            (510)
Interest expense........................         (272)             (272)                 (338)            (338)
Other...................................          326               189                   (43)             (50)
                                            ---------         ---------             ----------       ----------
Loss from continuing operations.........
before taxes............................         (280)             (778)                 (876)            (898)
Income tax benefit......................          (86)                -                  (316)            (324)
                                            ----------        ----------            ----------       ----------
Loss from continuing operations.........         (194)             (778)                 (560)            (574)
Loss from discontinued operations.......                                                 (385)            (385)
Gain on disposition of discontinued
  operations............................          915             3,973                    -                -
                                            ---------         ---------             ---------        ---------
Net income (loss).......................    $     721         $   3,195             $    (945)       $    (959)
                                            =========         =========             ==========       ==========

                              EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                QUARTER ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                                        1998                                   1997
                                            ---------------------------             --------------------------
                                            PREVIOUSLY            AS                PREVIOUSLY           AS
                                             REPORTED          RESTATED              REPORTED         RESTATED
                                            ----------        ---------             ----------       ---------
Basic and diluted earnings (loss)
  per share:
     Continuing operations...............   $    (.05)         $   (.22)            $   (.18)        $   (.19)
     Discontinued operations.............          -                                    (.13)            (.12)
                                                                                    ---------        ---------
     Gain on disposal of ChemWay.........         .26              1.13
                                            ---------         ---------
     Net income (loss)...................   $     .21         $    0.91             $   (.31)        $   (.31)
                                            =========         =========             =========        =========

NOTE H - SUBSEQUENT EVENTS

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

                                            THREE MONTHS         THREE MONTHS
                                                ENDED               ENDED
                                          DECEMBER 31, 1998    DECEMBER 31, 1997
                                          -----------------    -----------------
                                           (In thousands)       (In thousands)

PETROLEUM MARKETING(1)
Revenue ............................           $ 13,490            $ 20,060
Gross profit .......................              1,777               1,864
Operating expenses .................              2,258               2,161
                                               --------            --------
Operating loss .....................               (481)               (297)

CONVENIENCE STORES
Revenue ............................              7,203               8,332
Gross profit .......................              1,519               1,752
Operating expenses .................              1,607               1,977
                                               --------            --------
Operating loss .....................                (88)               (225)

EDCO ENVIRONMENTAL
Revenue ............................                305                 377
Gross profit .......................                 97                 195
Operating expenses .................                223                 183
                                               --------            --------
Operating income (loss) ............               (126)                 12

TOTAL
Revenue ............................           $ 20,998            $ 28,769
Gross profit .......................              3,393               3,811
Operating expenses(2) ..............              4,088               4,321
                                               --------            --------
Operating loss .....................               (695)               (510)

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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). On December 30, 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for- stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock; the number of shares of Affiliated common stock could be subject to a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction The Company recorded a gain of $3,973,000 (net of a provision for income taxes of $1,203,000) on the disposition of ChemWay.

The Company's investment in Affiliated common stock is unregistered and highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated common stock has been very volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.63 at June 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

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

Gross profit in the quarter ended December 31, 1998 was $3,393,000 as compared with $3,811,000 in the quarter ended December 31, 1997, a decline of $418,000 or approximately 11.0%. Gross profit expressed as a percentage of sales ("Gross Margin"), however, increased to approximately 16.2% of sales during the quarter ended December 31, 1998 as compared with a approximately 13.2% of sales in the comparable prior year quarter. The improvement in Gross Margin is principally attributable to the closing of unprofitable stores and improved management of the Company's daily pricing of fuels.

Operating expenses in the quarter ended December 31, 1998 were $4,088,000, as compared with $4,321,000 in the quarter ended December 31, 1997, a decrease of $233,000 or approximately 5.4%. Operating expenses in the quarter ended December 31, 1998 include a noncash charge of $205,000 in compensation expense, as a result of the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") with respect to the vesting of certain incentive stock options which had previously been awarded to employees. The decline in operating expenses in the quarter ended December 31, 1998, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses from continuing operations increased $185,000; operating losses on continuing operations were $695,000 in the quarter ended December 31, 1998 as compared with $510,000 in the quarter ended December 31, 1997. As noted above, current year results include a non-cash charge of $205,000 resulting from the vesting of certain incentive stock options which had previously been awarded to employees. Adjusted for the effect of the noncash compensation expense charge, operating losses from continuing operations declined $20,000. The Convenience Store segment reported reduced operating losses during the quarter ended December 31, 1998, which was offset by an increased operating loss in the Petroleum Marketing and Edco Environmental segments, discussed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reported a net profit of $3,195,000 during the quarter ended December 31, 1998, as compared with a net loss of $959,000 during the quarter ended December 31, 1997. The improvement in operating results during the current fiscal year period is due to a gain of $3,973,000 (net of tax effect) on the disposition of ChemWay, and to reduced operating losses, after taking into consideration the $205,000 non-cash compensation expense discussed above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit in the Petroleum Marketing Segment was $1,777,000 in the quarter ended December 31, 1998, as compared with $1,864,000 in the quarter ended December 31, 1997, a decline of $87,000 or approximately 4.7%. Gross Margin, however, improved in the quarter ended December 31, 1998, to approximately 13.2% of sales as compared with approximately 9.3% in the quarter ended December 31, 1997. Gross profit per gallon sold increased in the quarter ended December 31, 1998, to approximately $0.134, as compared to $0.096 in the quarter ended December 31, 1997, primarily due to improved management of the Company's daily pricing of fuels.

Operating expenses in the Petroleum Marketing Segment were $2,258,000 in the quarter ended December 31, 1998, as compared with $2,161,000 in the quarter ended December 31, 1997, an increase of $97,000 or approximately 4.5%. Included in the results for the quarter ended December 31, 1998, however, is a noncash charge of $196,000 for compensation expenses resulting from the vesting of incentive stock options to employees. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the quarter ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999. Operating expenses, adjusted for the non-cash charge discussed above, decreased $99,000 or approximately 4.6% in the quarter ended December 31, 1998. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.


Operating loss of the Petroleum Marketing Segment increased to $481,000 in the quarter ended December 31, 1998 as compared with $297,000 in the quarter ended December 31, 1997. The increased loss is due to lower sales and resulting gross profits and the $196,000 compensation expense, discussed above, partially offset by a higher Gross Margin during the quarter ended December 31, 1998.

CONVENIENCE STORE SEGMENT

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

Operating expenses during the quarter ended December 31, 1998 in the Convenience Store segment were $1,607,000 as compared with $1,977,000 in the quarter ended December 31, 1997, a decrease of $370,000 or approximately 18.7%. The decline in operating expenses is principally attributable to the closing of eight underperforming stores during 1998, and to an overall reduction in staff during 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Convenience Store segment incurred an operating loss of $88,000 in the quarter ended December 31, 1998, as compared with a loss of $225,000 in the quarter ended December 31, 1997. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

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

Operating expenses at EDCO Environmental increased $40,000 in the quarter ended December 31, 1998, to $223,000 as compared with $183,000 in the quarter ended December 31, 1997, an increase of approximately 21.8%.

EDCO Environmental incurred an operating loss of $126,000 in the quarter ended December 31, 1998, as compared with an operating profit of $12,000 in the quarter ended December 31, 1997, primarily due to reduced sales revenues and resultant gross profits as a result of the utilization of Edco Environmental personnel to complete projects for the Company's other segments. The work performed for the Company's other segments, primarily the removal of underground storage tanks at closed locations, was substantially completed as of December 31, 1998. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund.

CHEMWAY

Production activities at the ChemWay facility ceased in February 1998, and the ChemWay segment was classified as a discontinued operation as of March 31, 1998. During the quarter ended December 31, 1997, the Company incurred a loss on the operation of ChemWay of $385,000, net of tax benefit. Costs associated with ChemWay during the quarter ended December 31, 1998 were recognized as a reduction of the gain associated with the disposition of ChemWay on December 30, 1998. The Company recognized a gain, net of taxes, of $3,973,000 on the sale of ChemWay.

                       CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On January 13, 1999, the company received a commitment letter from one of its present bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous and continuing covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the proposed terms of the Refinancing, such bank lender would receive a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing would contain certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company is presently in compliance with the proposed financial covenants and management believes the Company will be able to comply with the proposed financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest would be payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company would be obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The Company will have no additional availability to borrow funds from the bank lender; accordingly the Company expects to meet its debt service requirements through cash flows from (i) operating activities, (ii) additional sales of nonessential assets and (iii) additional sales of common stock. The Refinancing was completed on March 31, 1999. The loan agreement under the Refinancing was subsequently amended to change the date of the first $250,000 fee from June 30, 1999 to the earlier of August 31, 1999 or the closing of the B&I Loan, discussed below.

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

The Company presently plans to spend approximately $1,000,000 in capital expenditures during its fiscal year ended September 30, 1999, primarily to upgrade existing facilities. The Company plans to finance such expenditures through operating cash flows, proceeds from the sales of nonessential assets and lease financing.

Cash and cash equivalents were $1,174,000 and $831,000 at December 31, 1998 and September 30, 1998, respectively. The Company had a working capital deficit of $242,000 at December 31, 1998, as compared with net working capital of $163,000 at September 30, 1998.

Cash provided by operating activities was $228,000 in the quarter ended December 31, 1998, as compared with cash used by operating activities of $593,000 in the comparable previous fiscal year period. The improvement in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year; the Company's investment in net working capital declined $405,000 during the quarter ended December 31, 1998. Pre-tax loss on continuing operations, net of the noncash charge for stock option compensation expense, declined from $898,000 in the quarter ended December 31, 1997 to $731,000 in the quarter ended December 31, 1998.

The Company identified certain nonessential assets which it sold during the quarter ended December 31, 1998; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received cash proceeds of $339,000 and notes of $119,000 from the sale of such assets during the quarter ended December 31, 1998, and recorded a gain of $221,000 on the sales of such assets. Cash provided by investing activities was $190,000 in the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter ended December 31, 1998, as compared with cash used by investing activities of $472,000 during the quarter ended December 31, 1997; the improvement is attributable to lower capital expenditures and sales of assets during the quarter ended December 31, 1998.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 are being identified and steps are being undertaken in an attempt to reasonably ascertain their stage of Y2K readiness.

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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX                                 PAGE
   27.   Financial Data Schedule                   20


B. REPORTS ON FORM 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EVANS SYSTEMS, INC.
                                                   (REGISTRANT)


Date: September 7, 1999                   By:   /s/ J.L. EVANS, SR.
                                                    J.L. Evans, Sr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer
                                                    And authorized to sign on
                                                    behalf of the registrant


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