Form 10-Q/A
period 1999-03-31
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 7, 1999

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 24, 1999 was 4,094,831.

                             EVANS SYSTEMS, INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                              Page Number
            Condensed Consolidated Unaudited Balance Sheet
            as of March 31, 1999 and September 30, 1998                  3

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive Income (Loss) for the
            Three Months Ended March 31, 1999 and 1998                    4

            Condensed Consolidated Unaudited Statement of
            Operations and Comprehensive Income (Loss) for the
            Six Months Ended March 31, 1999 and 1998                      5

            Condensed Consolidated Unaudited Statement of
            Cash Flows for the Six Months Ended
            March 31, 1999 and 1998                                       6

            Notes to the Condensed Consolidated Financial Statements      7

      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index                                            28
            B. Reports on Form 8-K                                       28

      Signatures                                                         28

PART I.     FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                                             MARCH 31,    SEPTEMBER 30,
                                                                               1999           1998
                                                                          ------------   --------------
                                                                                 (As restated)
                 ASSETS
Current Assets:
      Cash and cash equivalents .....................................       $  1,060        $    831
      Trade receivables, net of allowance for doubtful
        accounts of $308,000 and $264,000, respectively .............          3,209           2,751
      Inventory .....................................................          3,364           3,714
      Income taxes receivable .......................................            128             128
      Prepaid expenses and other current assets .....................            582             775
      Deferred income taxes .........................................           --                78
      Current assets of ChemWay .....................................           --             1,637
                                                                            --------        --------
           Total current assets .....................................          8,343           9,914
Property and equipment, net .........................................         15,981          17,037
Investment in marketable securities .................................          8,062
Other assets ........................................................            892             837
Deferred income taxes ...............................................           --             1,125
Noncurrent assets of ChemWay ........................................           --             3,535
                                                                            --------        --------
                Total assets ........................................       $ 33,278        $ 32,448
                                                                            ========        ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses .........................       $  6,675        $  6,019
      Current portion of long-term debt .............................          1,704           1,698
      Current liabilities of ChemWay ................................           --             2,034
                                                                            --------        --------
           Total current liabilities ................................          8,379           9,751
Long-term debt ......................................................         10,733          11,151
                                                                            --------        --------
           Total liabilities ........................................         19,112          20,902
                                                                            --------        --------
Commitments and contingencies
Redeemable common stock .............................................            160            --
Stockholders' equity:
      Common stock, $.01 par value, 15,000,000 shares
        authorized, 4,167,420 and 3,268,298 shares
        issued, respectively ........................................             41              33
      Additional paid-in capital ....................................         15,827          13,811
      Stock subscription receivable .................................           (132)           --
      Retained earnings (deficit) ...................................           (358)         (1,864)
      Unrealized loss on marketable securities ......................           (938)           --
      Treasury stock, 72,589 shares, at cost ........................           (434)           (434)
                                                                            --------        --------
           Total stockholders' equity ...............................         14,006          11,546
                                                                            --------        --------
                Total liabilities and stockholders' equity ..........       $ 33,278        $ 32,448
                                                                            ========        ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                              THREE MONTHS ENDED MARCH  31,
                                                                              -----------------------------
                                                                                  1999             1998
                                                                                --------         --------
                                                                                      (As restated)
Revenue:
      Refined product sales ..............................................      $ 14,804         $ 19,684
      Other sales and services ...........................................         4,355            4,916
                                                                                --------         --------
      Total revenue ......................................................        19,159           24,600
Cost of sales ............................................................        16,343           20,483
                                                                                --------         --------
Gross profit .............................................................         2,816            4,117
                                                                                --------         --------
Operating expenses:
      Employment expenses ................................................         1,625            2,124
      Other operating expenses ...........................................           742              831
      General & administrative expenses ..................................           569              612
      Legal and professional fees arising due to merger discussions ......           480             --
      Depreciation and amortization ......................................           413              497
                                                                                --------         --------
      Total operating expenses ...........................................         3,829            4,064
                                                                                --------         --------
Operating loss ...........................................................        (1,013)              53

Other income (expense)
      Interest expense, net ..............................................          (415)            (343)
      Loss on sale of assets .............................................                           (107)
      Loss on abandonment of assets ......................................          (111)            --
      Other, net .........................................................          (150)             112
                                                                                --------         --------

Loss before benefit from income taxes ....................................        (1,689)            (285)

Benefit from income taxes ................................................          --                105
                                                                                --------         --------

Loss from continuing operations ..........................................        (1,689)            (180)

Discontinued operations:
      Loss from discontinued operations of
           ChemWay, net of tax benefit of $215 ...........................          --               (463)
      Provision for loss on disposal of ChemWay, net of
           tax benefit of $395 ...........................................          --               (705)
                                                                                --------         --------
Net loss .................................................................        (1,689)          (1,348)
Increase in unrealized loss on marketable securities .....................          (938)            --
Comprehensive loss .......................................................      $ (2,627)        $ (1,348)
                                                                                ========         ========

Basic and diluted earnings (loss) per share:
      Continuing operations ..............................................      $   (.44)        $   (.06)
      Discontinued Operations ............................................          --               (.15)
      Provision for loss on discontinued operations ......................          --               (.23)
                                                                                --------         --------
      Net income (loss) ..................................................      $   (.44)        $   (.44)
                                                                                ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                               SIX MONTHS ENDED MARCH  31,
                                                                               ---------------------------
                                                                                  1999            1998
                                                                                --------        --------
                                                                                       (As restated)
Revenue:
      Refined product sales ..............................................      $ 31,480        $ 43,066
      Other sales and services ...........................................         8,677          10,303
                                                                                --------        --------
      Total revenue ......................................................        40,157          53,369
Cost of sales ............................................................        33,948          45,441
                                                                                --------        --------
Gross profit .............................................................         6,209           7,928
                                                                                --------        --------
Operating expenses:
      Employment expenses ................................................         3,680           4,361
      Other operating expenses ...........................................         1,744           1,777
      General & administrative expenses ..................................         1,173           1,277
      Legal and professional fees arising due to merger discussions ......           480            --
      Depreciation and amortization ......................................           840             970
                                                                                --------        --------
      Total operating expenses ...........................................         7,917           8,385
                                                                                --------        --------
Operating loss ...........................................................        (1,708)           (457)
Other income (expense):
      Interest expense, net ..............................................          (687)           (681)
      Gain on sale of assets .............................................           110            (114)
      Loss on abandonment of assets ......................................          --
      Other, net .........................................................          (182)             69
                                                                                --------        --------
Loss before benefit from income taxes ....................................        (2,467)         (1,183)

Benefit from income taxes ................................................          --               429
                                                                                --------        --------

Loss from continuing operations ..........................................        (2,467)           (754)
Discontinued operations:
      Loss from discontinued operations of
      ChemWay, net of tax benefit ........................................          --              (848)
      (Provision for Loss) Gain on disposal of ChemWay, net of
      taxes of $1,203 ....................................................         3,973            (705)
                                                                                --------        --------

Net income (loss) ........................................................         1,506          (2,307)

Increase in unrealized loss on marketable securities .....................          (938)           --

Comprehensive income (loss) ..............................................      $    568        $ (2,307)
                                                                                ========        ========

Basic and diluted earnings (loss) per share:
      Continuing operations ..............................................      $   (.67)       $   (.25)
      Discontinued operations ............................................          --              (.27)
      Gain on sale of ChemWay ............................................          1.08            --
      Provision for loss on disposition of ChemWay .......................                          (.23)
                                                                                --------        --------
      Net income (loss) ..................................................      $    .41        $   (.75)
                                                                                ========        ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                                (In thousands)

                                                                     SIX MONTHS ENDED MARCH  31,
                                                                    ----------------------------
                                                                        1999             1998
                                                                      -------          -------
                                                                            (As restated)
Cash flows from operating activities:
      Net income (loss) ........................................      $ 1,506          $(2,307)
      Adjustments:
           Depreciation and amortization .......................          840            1,077
           Deferred income taxes ...............................        1,203           (1,155)
           Loss from discontinued operations ...................         --              1,100
           Loss (gain) on sale of fixed assets .................         (110)             114
           Gain on disposal of discontinued operations .........       (5,176)            --
           Stock option compensation expense ...................          248             --
           Changes in working capital:
                Current assets .................................           30            3,373
                Current liabilities ............................          656           (2,781)
                                                                      -------          -------
      Total adjustments ........................................       (2,309)           1,728
                                                                      -------          -------
Net cash provided (used) by operating activities ...............         (803)            (579)
                                                                      -------          -------

Cash flows from investing activities:
      Capital expenditures .....................................         (355)            (956)
      Proceeds from sale of property and equipment .............          681              620
      Other, net ...............................................          (76)              25
                                                                      -------          -------
Net cash provided (used) by investing activities ...............          250             (311)
                                                                      -------          -------

Cash flows from financing activities:
      Borrowings  (repayment) on notes payable, net ............         (412)             656
      Net proceeds from exercise of stock options ..............        1,194             --
                                                                      -------          -------
Net cash used by financing activities ..........................          782              656
                                                                      -------          -------

Net increase (decrease) in cash ................................          229             (234)
Cash and cash equivalents, beginning of period .................          831            1,297
                                                                      -------          -------
Cash and cash equivalents, end of period .......................      $ 1,060          $ 1,063
                                                                      -------          -------

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

NOTE C - LONG-TERM DEBT

At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company is presently in compliance with the financial covenants and management believes the Company will be able to comply with the financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. Management intends to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The Company's credit agreement pursuant to the Refinancing was amended in July 1999 to extend the due date of the $250,000 fee which was due on June 30, 1999 to the earlier of August 31, 1999 or the closing of the B&I Loan, discussed below.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending March 31, 1999 and March 31, 1998 were computed using 3,855,974 and 3,090,984 weighted average common shares outstanding, respectively. Basic and diluted loss per share for the six months ended March 31, 1999 and March 31, 1998 were computed using 3,673,978 and 3,090,984 average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unaffiliated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of a provision for income taxes of $1,203,000.

NOTE F - MARKETABLE SECURITIES

Marketable equity securities available for resale are carried at market. At March 31, 1999, the Company holds 1,500,000 shares of Affiliated common stock. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was initially recorded at its "fair value" of $6.00 per share resulting in a carrying value of $9 million. Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock declined in value to $5.38 per share at March 31, 1999. Management believes that the reduction in the stock price of Affiliated may be temporary and, accordingly, has recorded an unrealized loss of $938,000 at March 31, 1999 in stockholders' equity.

The Company's investment in Affiliated common stock is unregistered and highly illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated common stock has been very volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $5.38 at March 31, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-K, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843.

NOTE G - PROPOSED MERGER AGREEMENT

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the quarter ended March 31, 1999.

NOTE H - STOCKHOLDERS' EQUITY

The Company received net proceeds of $1,038,000 from the exercise of stock options by employees to purchase 499,934 shares of common stock during the quarter ended March 31, 1999. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to put the shares back to the Company at $4.00 per share until at least December 31, 1999.

NOTE I - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 1998 and 1997, and the three and six month periods ended March 31, 1999 to give effect to the write-down of certain assets (including credit card receivables, property and equipment costs and certain deferred income tax assets) and the accrual of certain liabilities. All disclosures related to 1998 and 1997 included herein have been amended, as appropriate, to reflect the restatement. The effect of the restatement discussed above on the statement of operations is as follows:

                                                                              QUARTER ENDED MARCH 31,
                                                       ---------------------------------------------------------------------
                                                                     1999                                  1998
                                                       -------------------------------       -------------------------------
                                                        PREVIOUSLY             AS             PREVIOUSLY            AS
                                                         REPORTED           RESTATED           REPORTED           RESTATED
                                                       ------------        -----------       ------------        -----------
Revenue ...........................................      $ 19,188           $ 19,159           $ 24,600           $ 24,600
Cost of sales .....................................        16,361             16,343             20,454             20,483
                                                         --------           --------           --------           --------
Gross profit ......................................         2,827              2,816              4,146              4,117
Operating expense .................................         5,098              3,829              4,064              4,064
                                                         --------           --------           --------           --------
Operating loss ....................................        (2,271)            (1,013)                82                 53
Interest expense ..................................          (490)              (415)              (268)              (343)
Other .............................................          (373)              (261)               112                  5
                                                         --------           --------           --------           --------
Loss from continuing operations
before taxes ......................................        (3,134)            (1,689)               (74)              (285)
Income tax (benefit) ..............................         1,083               --                   27                105
                                                         --------           --------           --------           --------
Loss from continuing operations ...................        (2,051)            (1,689)               (47)              (180)
Loss from discontinued operations .................          --                 --                 (443)              (463)
Provision for loss on disposal of
discontinued operations ...........................          --                 --                 (705)              (705)
                                                         --------           --------           --------           --------
Net loss ..........................................        (2,051)            (1,689)            (1,195)            (1,348)
Increase in unrealized gain (loss) on
      marketable securities .......................         2,458               (938)              --                 --
                                                         --------           --------           --------           --------
Comprehensive income ( loss) ......................      $    407           $ (2,627)          $ (1,195)          $ (1,348)
                                                         ========           ========           ========           ========

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            QUARTER ENDED MARCH 31,
                                                       -------------------------------------------------------------------
                                                                 1999                                           1998
                                                       ------------------------------      -------------------------------
                                                        PREVIOUSLY            AS            PREVIOUSLY            AS
                                                         REPORTED          RESTATED          REPORTED          RESTATED
                                                       ------------       -----------      -------------     -------------
Basic and diluted loss per share:
  Continuing operations ............................     $   (.54)         $   (.44)         $   (.02)         $   (.06)
  Discontinued operations ..........................         --                --                (.14)             (.15)
  Provision for loss on
    disposition of ChemWay .........................         --                --                (.23)             (.23)
                                                         --------          --------          --------          --------
  Net loss .........................................     $   (.54)         $   (.44)         $   (.39)         $   (.44)
                                                         ========          ========          ========          ========


                                                                             SIX MONTHS ENDED MARCH 31,
                                                       -------------------------------------------------------------------
                                                                 1999                                           1998
                                                       ------------------------------      -------------------------------
                                                        PREVIOUSLY            AS            PREVIOUSLY            AS
                                                         REPORTED          RESTATED          REPORTED          RESTATED
                                                       ------------       -----------      -------------     -------------

Revenue ............................................     $ 40,186          $ 40,157          $ 53,369          $ 53,369
Cost of sales ......................................       33,907            33,948            45,397            45,441
                                                         --------          --------          --------          --------
Gross profit .......................................        6,279             6,209             7,972             7,928
Operating expense ..................................        8,884             7,917             8,385             8,385
                                                         --------          --------          --------          --------
Operating loss .....................................       (2,605)           (1,708)             (413)             (457)
Interest expense ...................................         (762)             (687)             (606)             (681)
Other ..............................................          (47)              (72)               69               (45)
                                                         --------          --------          --------          --------
Loss from continuing operations
  before taxes .....................................       (3,414)           (2,467)             (950)           (1,183)
Income tax benefit .................................        1,169              --                 343               429
                                                         --------          --------          --------          --------
Loss from continuing operations ....................       (2,245)           (2,467)             (607)             (754)
Loss from discontinued operations ..................         --                --                (828)             (848)
Provision for loss on disposal of
  discontinued operations ..........................         --                --                (705)             (705)
Gain on disposal of discontinued
  operations .......................................          915             3,973              --                --
                                                         --------          --------          --------          --------
Net income (loss) ..................................       (1,330)            1,506            (2,140)           (2,307)
Increase in unrealized gain (loss)
  on marketable securities .........................        2,458              (938)             --                --
                                                         --------          --------          --------          --------
Comprehensive income (loss) ........................     $  1,128          $    568          $ (2,140)         $ (2,307)
                                                         ========          ========          ========          ========

Basic and diluted earnings (loss) per share:
  Continuing operations ............................     $   (.62)         $   (.67)         $   (.19)         $   (.25)
  Discontinued operations ..........................         --                --                (.27)             (.27)
  Gain (provision for loss) on
    disposition of ChemWay .........................          .25              1.08              (.23)             (.23)
                                                         --------          --------          --------          --------
  Net income (loss) ................................     $   (.37)         $    .41          $   (.69)         $   (.75)
                                                         ========          ========          ========          ========

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - SUBSEQUENT EVENTS

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

                                                                            THREE MONTHS        THREE MONTHS
                                                                               ENDED                ENDED
                                                                           MARCH 31, 1999       MARCH 31, 1998
                                                                          ----------------     ----------------
                                                                           (In thousands)       (In thousands)
PETROLEUM MARKETING(1)
Revenue .............................................................         $ 11,873            $ 16,642
Refund of previously overpaid excise taxes ..........................             --                   434
Gross profit, excluding excise tax refund ...........................            1,143               1,877
Legal and professional fees arising from merger discussions .........              480                --
Other operating expenses ............................................            1,595               1,839
                                                                              --------            --------
Operating loss ......................................................             (932)                472

CONVENIENCE STORES
Revenue .............................................................            6,795               7,714
Gross profit ........................................................            1,371               1,666
Other operating expenses ............................................            1,548               2,013
                                                                              --------            --------
Operating loss ......................................................             (177)               (347)

EDCO ENVIRONMENTAL
Revenue .............................................................              491                 244
Gross profit ........................................................              302                 140
Other operating expenses ............................................              206                 212
                                                                              --------            --------
Operating income (loss) .............................................               96                 (72)

TOTAL
Revenue .............................................................         $ 19,159            $ 24,600
Refund of previously overpaid excise taxes ..........................             --                   434
Gross profit, excluding excise tax refund ...........................            2,816               3,683
Legal and professional fees arising from merger discussions .........              480                --
Other operating expenses ............................................            3,349               4,064
                                                                              --------            --------
Operating loss ......................................................           (1,013)                 53


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. The Company's general and administrative expenses declined $43,000, or approximately 7% in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998. Furthermore, the Company sold its ChemWay subsidiary in December 1998.

In April 1999, the Company announced that it executed an exclusive marketing agreement with For A Free Gift.Com, an internet marketing venture, owned by Access Media and Marketing of Oak Brook, Illinois, pursuant to which the Company will have exclusive rights to market the program within the convenience store industry in the U.S. The program is intended to use promotional brochures which will contain discount coupons and will feature manufacturing and retail products. These flyers and brochures will be distributed to consumers, allowing the consumer to receive free gifts and coupon discounts both in the store and by logging on to the for-a-free-e-gift.com website and entering an identification number contained on the flyer. The company plans to develop the reverse-marketing concept to provide real-time store specific demographic data on consumers to advertisers by generating site visits to a-free-gift.com. Each distributed flyer will contain nine discount coupons that can be redeemed by the consumer, and each free brochure will contain 60 coupon discounts and special offers from advertisers and manufacturers. The Company anticipates that revenues will be generated both from the placement of coupons through the selling of advertising on the flyers/ brochures and sponsor revenues and cost-per-lead data from the Web site. Under the terms of the agreement Evans will receive 33% of the advertising and sponsor revenue generated by each participating convenience store in the program. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so. Management intends to spend approximately $870,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture. Management intends to raise the necessary funding through the sale of common stock in a private placement, although there can be no assurance that it will be able to do so. In the event that the Company is unsuccessful in raising the necessary funds, it is unlikely that the Company would be able to develop the For-A-Free-Gift.Com venture.

On May 21, 1999 the company continued to implement it's re-positioning strategy by closing its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Petroleum marketing segment. The Company also closed one underperforming store in Bay City, Texas bringing its total company operated stores to 24. The Company also sold its Bay City Tire Store on May 3, 1999. On May 14,1999, the Company executed an agreement to sell its Fuelman fleet card franchise to a competitor, which transaction closed on June 30, 1999.

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company also announced the retirement of the Company's Director and Secretary, Mrs. Maybell Evans. The Company intends to reposition itself as a e-commerce based value-added service provider to the convenience store industry. Under this business model the Company intends to offer coupons and discounts to consumers through internet-based cross-promotion with manufacturers and advertisers to drive retail consumers to content-based web sites which offer promotional items and services to the convenience consumer. Management believes the potential for the Petroleum Marketing segment is limited, and intends to explore all strategic alternatives that relate to that segment. In July 1999, Mr. Dix resigned from the Company both as an officer and director in order to pursue other interests.

Consolidated sales revenues declined to $19,159,000 in the quarter ended March 31, 1999, from $24,600,000 in the comparable prior year quarter, a decline of $5,441,000 or approximately 22%. The decline is primarily due to the lower fuel prices which prevailed during the current year quarter. See segment discussions, below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Consolidated gross profit in the quarter ended March 31, 1999, excluding the effect of the excise tax refund discussed above, was $2,816,000 as compared with $3,683,000 in the quarter ended March 31, 1998, a decrease of $867,000 or approximately 24%. Gross profit expressed as a percentage of sales ("Gross Margin"), decreased to approximately 14.7% of sales during the quarter ended March 31, 1999 as compared with approximately 15.0% of sales in the comparable prior year quarter, after taking into consideration the effect of the excise tax refund. The reduction in Gross Margin is principally attributable to the competitive pricing of fuels which prevailed during the current year quarter, and to the conversion of petroleum dealers from Special Purpose Leases to Open Dealers, as defined below. See segment discussions, below.

Operating expenses in the quarter ended March 31, 1999 were $3,829,000, as compared with $4,064,000 in the quarter ended March 31, 1998, a decrease of $235,000 or approximately 6%. After taking into consideration legal and professional fees of $480,000 associated with the proposed merger, discussed above, adjusted operating expenses in the quarter ended March 31, 1999 were $3,349,000, a decrease of $715,000 or approximately 18%. The decrease is primarily attributable to the overall staff reductions which have been implemented since March 31, 1998.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the quarter ended March 31, 1998, and the nonrecurring charges in the quarter ended March 31, 1999, increased $152,000, primarily as a result of the competitive fuel pricing environment and resulting reduced gross profits in the petroleum marketing segment which prevailed during the current year quarter.

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

Gross profit in the Petroleum Marketing Segment was $1,143,000 in the quarter ended March 31, 1999, as compared with $2,311,000 in the quarter ended March 31, 1998, a decline of $1,168,000 or approximately 50%. Gross profit in the prior year quarter, however, included additional gross profit of $434,000, resulting from the refund of excise taxes which had previously been overpaid. After taking into consideration the effect of the excise tax refund in the 1998 quarter, gross profit decreased $734,000 or approximately 39%. Gross Margin in the quarter ended March 31, 1999 declined to approximately 9.6% of sales as compared with approximately 11.3% in the quarter ended March 31, 1998, after taking into consideration the effect of the excise tax refund. Gross profit per gallon sold declined in the quarter ended March 31, 1999, to approximately $0.078, as compared to $0.118 in the quarter ended March 31, 1998. The decrease is attributed to the conversion of Special Purpose Lease customers into Open Dealers, and to the competitive retail environment for motor fuels which prevailed during the quarter ended March 31, 1999.

General and administrative expenses in the Petroleum Marketing Segment also included $480,000 in legal and professional fees, arising as a result of the Company's terminated merger discussions.

After taking into consideration the one-time fees discussed above, operating expenses in the Petroleum Marketing Segment were $1,595,000 in the quarter ended March 31, 1999, as compared with $1,839,000 in the quarter ended March 31, 1998, a decrease of $244,000 or approximately 13%. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the quarter ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff by approximately 35%. With these additional reductions in personnel, management anticipates annualized reductions in operating expenses of approximately $800,000. On May 3, 1999, the Company completed the sale of its Bay City, Texas tire store. The Company also has entered into an agreement to sell its Fuelman franchise to a competitor, and anticipates the closing of the transaction in July 1999. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.


Operating loss of the Petroleum Marketing Segment increased to $932,000 in the quarter ended March 31, 1999 as compared with an operating profit of $472,000 in the quarter ended March 31, 1998. The variance is primarily attributable to reduced gross profit in the current year quarter, as compared with the comparable prior year quarter, partially offset by reduced operating expenses in the quarter ended March 31, 1999 as compared with the quarter

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ended March 31, 1998.

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

Operating expenses during the quarter ended March 31, 1999 in the Convenience Store segment were $1,548,000 as compared with $2,013,000 in the quarter ended March 31, 1998, a decrease of $465,000 or approximately 23%. The decline in operating expenses is principally attributable to the closing of underperforming stores during 1998, and to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $177,000 in the quarter ended March 31, 1999, as compared with a loss of $347,000 in the quarter ended March 31, 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

Revenues at EDCO Environmental increased $247,000 or approximately 101% in the quarter ended March 31, 1999 as compared with the quarter ended March 31, 1998; the Company has been more aggressive in seeking work in the current year period. Gross profit in the quarter ended March 31, 1999 increased $162,000 or approximately 116% as compared with the quarter ended March 31, 1998, primarily due to the increased revenues during the current year period. EDCO Environmental's operating expenses in the two comparable quarters were comparable.

EDCO Environmental earned an operating profit of $96,000 in the quarter ended March 31, 1999, as compared with an operating loss of $72,000 in the quarter ended March 31, 1998, primarily due to increased sales revenues and resultant gross profits, and to slightly reduced operating expenses in the current year quarter. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


be no assurance that they will do so.


              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED MARCH 31, 1999 AND 1998

The following table reflects the operating results of the Company's business segments for the six months ended March 31, 1999 and 1998.

                                                                                 SIX MONTHS          SIX MONTHS
                                                                                    ENDED               ENDED
                                                                               MARCH 31, 1999       MARCH 31, 1998
                                                                              ----------------     ----------------
                                                                               (In thousands)       (In thousands)
PETROLEUM MARKETING(1)
Revenue .................................................................         $ 25,363            $ 36,702
Refund of previously overpaid excise taxes ..............................             --                   434
Gross profit, excluding excise tax refund ...............................            2,920               3,741
Non-cash compensation expense, arising from the vesting
      of stock options ..................................................              196                --
Legal and professional fees arising from merger discussions .............              480                --
Other operating expenses ................................................            3,657               4,000
                                                                                  --------            --------
Operating loss ..........................................................           (1,413)                175

CONVENIENCE STORES
Revenue .................................................................           13,998              16,046
Gross profit ............................................................            2,890               3,418
Other operating expenses ................................................            3,155               3,990
                                                                                  --------            --------
Operating loss ..........................................................             (265)               (572)

EDCO ENVIRONMENTAL
Revenue .................................................................              796                 621
Gross profit ............................................................              399                 335
Other operating expenses ................................................              429                 395
                                                                                  --------            --------
Operating income (loss) .................................................              (30)                (60)

TOTAL
Revenue .................................................................           40,157            $ 53,369
Refund of previously overpaid excise taxes ..............................             --                   434
Gross profit, excluding excise tax refund ...............................            6,209               7,494
Non-cash compensation expense, arising from the vesting
      of stock options ..................................................              205                --
Legal and professional fees arising from merger discussions .............              480                --
Other operating expenses ................................................            7,232               8,385
                                                                                  --------            --------
Operating loss ..........................................................           (1,708)               (457)

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

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. The Company's general and administrative expenses declined $309,000 or approximately 24% in the six months ended March 31, 1999 as compared with the six months ended March 31, 1998.

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). On December 30, 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for- stock transaction. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock; the number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction The shares of Affiliated received by the Company are unregistered, however the Company does have the right to register such shares at any time. The Company recorded a gain of $3,973,000 (net of a provision for income taxes of $1,203,000) on the disposition of ChemWay, based upon the quoted price of $6 per share of Affiliated on the NASDAQ bulleting board on the date of the transaction.

The Company recorded an unrealized loss of $938,000 on March 31, 1999, based upon the quoted price of $5.375 for Affiliated on the NASDAQ bulletin board on that date. The price of Affiliated is highly volatile, and the reported value of the Company's shares of Affiliated common stock is subject to significant variation. The quoted price of Affiliated common stock on August 17, 1999 on the NASDAQ bulletin board was $0.50 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company intends to continue to reposition itself as a service provider to the convenience store industry. Management believes the potential for the Petroleum Marketing segment is limited, and intends to gradually exit from that segment. The Company is presently negotiating with various potential strategic partners with the intent of rapidly creating a significant presence on the internet. In July 1999, Mr. Dix resigned from his directorship and position with the Company in order to pursue other interests.

Consolidated sales revenues declined to $40,157,000 in the six months ended March 31, 1999, from $53,369,000 in the comparable prior year period, a decline of $13,212,000 or approximately 25%. The decline is primarily due to the lower fuel prices which prevailed during the current year period, and to the fewer number of operating store location. See segment discussions, below.

Consolidated gross profit in the six months ended March 31, 1999, excluding the effect of the excise tax refund discussed above, was $6,209,000 as compared with $7,494,000 in the six months ended March 31, 1998, a decline of $1,285,000 or approximately 17%. Gross Margin, after taking into consideration the effect of the excise tax refund recognized during the six months ended March 31, 1998, increased to approximately 15.5% of sales during the six months ended March 31, 1999 as compared with a approximately 14.0% of sales in the comparable prior year period. The improvement Gross Margin is due to the higher fuel prices and margins which prevailed during the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, partially offset by the highly competitive environment which prevailed during the quarter ended March 31, 1999. See segment discussions, below.

Operating expenses, excluding the effect of the nonrecurring charges discussed above, in the six month period ended March 31, 1999 were $7,233,000, as compared with $8,385,000 in the six months ended March 31, 1998, a decrease of $1,152,000 or approximately 14%. The decline in operating expenses in the six months ended March 31, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the quarter ended March 31, 1998, and the nonrecurring charges in the quarter ended March 31, 1999, increased $132,000 in the current year period: adjusted operating loss was $1,023,000 in the six months ended March 31, 1999 as compared with an adjusted operating loss of $891,000 in the six months ended March 31, 1998. The effect of the reduced adjusted operating expenses during the current year six month period was offset by the lower sales revenues and gross profits during the current year six month period. By segment, improved results in the convenience store and EDCO Environmental segments were offset by higher operating losses in the Petroleum Marketing segment. See segment discussion, below.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $11,339,000 to $25,363,000 in the six months ended March 31, 1999, as compared with $36,702,000 in the six months ended March 31, 1998, a decline of approximately 31%. The decline is primarily due to the reduced number of customers which the Company served during the current year, and secondarily due to the lower retail prices which prevailed during the current year peirod. Fuel prices can be extremely volatile, and are determined by factor's beyond the Company's control. Overall fuel prices have subsequently increased during May 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 27,969,000 in the six months ended March 31, 1999, as compared with 35,583,000 gallons in the six months ended March 31, 1998, a decrease of approximately 21%; the Company's average selling price for fuels was $1.058 and $1.063 in the quarters ended March 31, 1999 and 1999, respectively. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy also has a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

Gross profit in the Petroleum Marketing Segment was $2,920,000 in the six months ended March 31, 1999, as compared with $3,741,000 in the six months ended March 31, 1998, after taking into consideration the effect of the excise tax refund, a decline of $821,000 or approximately 22%. Gross Margin in the six months ended March 31, 1999, however, increased to approximately 11.5% of sales as compared with approximately 10.2% in the six months ended March 31, 1998, after taking into consideration the effect of the excise tax refund. Gross profit per gallon sold was comparable at approximately $0.104 per gallon, in the two comparable six month periods. Gasoline gross profits are determined primarily by external competitive factors which are beyond the Company's control, and can be highly volatile. Gross Margins in the first quarter of 1999 were higher than those achieved in the first quarter of 1998, however Gross Margins in the second quarter of 1999 were significantly lower than either the first quarter of 1999, or the comparable second quarter of 1998.

General and administrative expenses in the Petroleum Marketing Segment included $480,000 in legal and professional fees, arising as a result of the Company's merger discussions. Compensation expense in the six months ended March 31, 1999 included a non-cash charge to compensation expense of $196,000, resulting from the vesting of employee stock options, discussed above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


After taking into consideration the one-time fees discussed above, operating expenses in the Petroleum Marketing Segment were $3,657,000 in the six months ended March 31, 1999, as compared with $4,000,000 in the six months ended March 31, 1998, a decrease of $343,000 or approximately 9%. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the six months ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

Operating loss of the Petroleum Marketing Segment increased to $1,413,000 in the six months ended March 31, 1999 as compared with an operating profit of $175,000 in the six months ended March 31, 1998. After taking into consideration the costs associated with the merger transactions of $480,000 and non-cash compensation expenses of $196,000 and the $434,000 excise tax refund, all as discussed above, the comparable results for the Petroleum Marketing Segment would be an adjusted operating loss of $737,000 in the six months ended March 31, 1999 as compared with an adjusted operating loss of $259,000 in the six months ended March 31, 1998. The increased adjusted operating loss is primarily due to the competitive environment with resultant reduced fuel pricing and gross margins which prevailed during the current year six months, partially offset by reduced operating expenses during the current six month period

CONVENIENCE STORE SEGMENT

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

Operating expenses during the six months ended March 31, 1999 in the Convenience Store segment were $3,155,000 as compared with $3,990,000 in the six months ended March 31, 1998, a decrease of $835,000 or approximately 21%. The decline in operating expenses is principally attributable to the closing of underperforming stores during

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


1998, and to an overall reduction in staff during 1998. On May 21, 1999 the Company further reduced its administrative staff within the Convenience Store segment.

The Convenience Store segment incurred an operating loss of $265,000 in the six months ended March 31, 1999, as compared with a loss of $572,000 in the six months ended March 31, 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

EDCO ENVIRONMENTAL

Revenues of EDCO Environmental increased $175,000 or approximately 28% in the six months ended March 31, 1999, as compared with the six months ended March 31, 1998. The Company has become more aggressive in seeking remediation work, particularly during the quarter ended March 31, 1999. Gross profit in the six months ended March 31, 1999 increased $64,000 or approximately 19% as compared with the six months ended March 31, 1998, primarily due to the increased revenues during the current year period.

Operating expenses of EDCO Environmental increased $34,000 or approximately 9% in the six months ended March 31, 1999 as compared with the six months ended March 31, 1998. Operating expenses in the quarter ended December 31, 1998 were higher than in the comparable prior year quarter, however expenses in the quarter ended March 31, 1999 were lower than either the quarter ended March 31, 1998 or the quarter ended December 31, 1998. The company reduced staff at EDCO Environmental in early calendar 1999.


EDCO Environmental reported an operating loss of $30,000 in the six months ended March 31, 1999, as compared with an operating loss of $60,000 in the six months ended March 31, 1998. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.

                       CAPITAL RESOURCES AND LIQUIDITY


At December 31, 1998, the Company was in default of certain financial covenants contained within its loan agreements with two of its bank lenders. On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank would (i) waive all previous and continuing covenant defaults; (ii) extend the maturity of its loan balance to January 31, 2001; and (iii) assume the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The Refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company is presently in compliance with the financial covenants and management believes the Company will be able to comply with the financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. Management intends to replace the existing bank debt with new financing , discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company is obligated to make an additional principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The loan agreement pursuant to the Refinancing was amended in July 1999 to defer the $250,000 fee that was originally due June 30, 1999 to the earlier of August 31, 1999 or the closing of the B&I Loan, as defined below. In conjunction with the Refinancing, the Company paid a fee of $85,000 to the bank on March 31, 1999.

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

Cash and cash equivalents were $1,060,000 and $831,000 at March 31, 1999 and September 30, 1998, respectively. The Company had a net working capital deficit of $36,000 at March 31, 1999, as compared with working capital of $163,000 at September 30, 1998. The decline in net working capital is primarily due to the disposition of ChemWay in December 1998.

Cash used by operating activities was $803,000 in the six months ended March 31, 1999, as compared with cash used by operating activities of $579,000 in the comparable previous fiscal year period. The reduction in cash from operating activities is primarily due to higher operating losses in the current year period. Pre-tax loss on continuing operations, net of the noncash charges for stock option compensation expense increased to $2,262,000 in the six months ended March 31, 1999 as compared with a pre-tax loss of $1,183,000 in the six months ended March 31, 1998. The effect of the increased pre-tax loss on cash utilization was mitigated by the increase in accounts payable, primarily due to the legal and professional fees incurred during the Company's merger discussions, discussed above. The Company expects to repay such obligations through the utilization of the proceeds from the pending sales of assets.

The Company identified certain nonessential assets which it sold during the six months ended March 31, 1999; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, and assets utilized in the Company's propane business. The Company received cash proceeds of $681,000 from the sale of such assets during the six months ended March 31, 1999, and recorded a gain of $110,000 on the sales of such assets. Cash provided by investing activities was $250,000 in the six months ended

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


March 31, 1999, as compared with cash used by investing activities of $311,000 during the six months ended March 31, 1998; the improvement is attributable to lower capital expenditures and sales of assets during the six months ended March 31, 1999.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000. See Notes E and F to the condensed consolidated unaudited financial statements, included herein.

On October 27, 1998, the Company issued 350,000 shares in a private placement to private, accredited investors, pursuant to a purchase agreement dated June 1, 1998, for total consideration of $262,500. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to put the shares back to the Company at $4.00 per share until at least December 31, 1999.

During the six months ended March 31, 1999, the Company received proceeds of $1,064,000, arising from the exercise of employee stock options and warrants.

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

The second component of the Y2K readiness program involves the actual remediation and replacement of Business Systems. The Company is primarily utilizing internal resources to complete this project. The Company's objective

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS INDEX
                                                                   PAGE
    27    Financial Data Schedule                                   29

B.  REPORTS ON FORM 8-K

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EVANS SYSTEMS, INC.
                                                   (REGISTRANT)


Date: September 7, 1999                   By: /s/ J.L. EVANS,.SR.
                                                  J.L. Evans, Sr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                  And authorized to sign on
                                                  behalf of the registrant

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