Form 10-Q/A
period 1999-06-30
EVANS SYSTEMS INC
filed 1999-09-08
CIK 904901

As Filed with the Securities and Exchange Commission on September 7, 1999

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)
                                   (MARK ONE)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 23, 1999 was 4,094,831.

                               EVANS SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

          Financial Statements (Unaudited)                           Page Number
              Condensed Consolidated Unaudited Balance
              Sheet as of June 30, 1999 and September 30, 1998            3

              Condensed Consolidated Unaudited Statement
              of Operations and Comprehensive Income (Loss)
              for the Three Months Ended June 30, 1999 and 1998           4

              Condensed Consolidated Unaudited Statement of
              Operations and Comprehensive  Income (Loss) for
              the Nine Months Ended June 30, 1999 and 1998                5

              Condensed Consolidated Unaudited Statement of
              Cash Flows for the Nine Months Ended
              June 30, 1999 and 1998                                      6

              Notes to the Condensed Consolidated Financial Statements    7

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10


PART II. OTHER INFORMATION

          Exhibits and Reports on Form 8-K
              A.   Exhibits Index                                        24
              B.   Reports on Form 8-K                                   24

          Signatures                                                     24

PART I. FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                              JUNE 30,       SEPTEMBER 30,
                                                                1999             1998
                                                            ------------     ------------
                                                                            (As restated)
             ASSETS
Current Assets:
  Cash and cash equivalents .............................      $  1,527       $    831
  Trade receivables net of allowance for doubtful
    accounts of $308,000 and $264,000, respectively .....         3,588          2,751
  Inventory .............................................         3,138          3,714
  Income taxes receivable ...............................           128            128
  Prepaid expenses and other current assets .............           398            775
  Deferred income taxes .................................                           78
  Current assets of ChemWay .............................          --            1,637
                                                               --------       --------
       Total current assets .............................         8,779          9,914
Property and equipment, net .............................        15,273         17,037
Investment in marketable securities .....................           937
Other assets ............................................           499            837
Deferred income taxes ...................................          --            1,125
Noncurrent assets of ChemWay ............................          --            3,535
                                                               --------       --------
                Total assets ............................      $ 25,488       $ 32,448
                                                               ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .................      $  6,659       $  6,019
  Current portion of long-term debt .....................         2,178          1,698
  Current liabilities of ChemWay ........................          --            2,034
                                                               --------       --------
       Total current liabilities ........................         8,837          9,751
Long-term debt ..........................................        10,135         11,151
                                                               --------       --------
           Total liabilities ............................        18,972         20,902
                                                               --------       --------
Commitments and contingencies
Redeemable common stock .................................           160           --
Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
    authorized, 4,167,420 and 3,268,298 shares issued,
    respectively ........................................            41             33
  Additional paid-in capital ............................        15,827         13,811
  Retained earnings (deficit) ...........................        (9,078)        (1,864)
  Treasury stock, 72,589 shares, at cost ................          (434)          (434)
                                                               --------       --------
      Total stockholders' equity ........................         6,356         11,546
                                                               --------       --------
          Total liabilities and stockholders' equity ....      $ 25,488       $ 32,448
                                                               ========       ========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                    THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                        1999          1998
                                                      --------     --------
                                                                 (As restated)
Revenue:
      Refined product sales ......................    $ 20,208     $ 21,925
      Other sales and services ...................       4,050        4,528
                                                      --------     --------
      Total revenue ..............................      24,258       26,453
Cost of sales ....................................      21,082       23,205
                                                      --------     --------
Gross profit .....................................       3,176        3,248
                                                      --------     --------
Operating expenses:
      Employment expenses ........................       1,546        1,795
      Other operating expenses ...................         816          774
      General & administrative expenses ..........         783          771
      Depreciation and amortization ..............         368          456
                                                      --------     --------
      Total operating expenses ...................       3,513        3,796
                                                      --------     --------
Operating loss ...................................        (337)        (548)
Other income (expense)
      Interest expense, net ......................        (533)        (160)
      Gain on sale of assets .....................         213
      Loss on impairment of marketable securities       (8,063)        --
      Other, net .................................                      143
                                                      --------     --------

Loss before benefit from income taxes ............      (8,720)        (565)

Benefit from income taxes ........................        --            200
                                                      --------     --------

Loss from continuing operations ..................      (8,720)        (365)

Discontinued operations:
      Loss from discontinued operations of
        ChemWay ..................................        --           (242)
                                                      --------     --------

Net loss .........................................    $ (8,720)    $   (607)

Change in unrealized loss on marketable securities         938         --
                                                      --------     --------
Net comprehensive loss ...........................    $ (7,782)    $   (607)
                                                      ========     ========


Basic and diluted earnings (loss) per share:
      Continuing operations ......................    $  (2.13)    $   (.36)
      Discontinued operations ....................                     (.35)
      Provision for loss on disposition of ChemWay                     (.23)
                                                      --------     --------
      Net income (loss) ..........................    $  (2.13)    $   (.94)
                                                      ========     ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                NINE MONTHS ENDED JUNE 30,
                                                               ---------------------------
                                                                    1999         1998
                                                                  --------     --------
                                                                             (As restated)
Revenue:
      Refined product sales ..................................    $ 51,688     $ 64,991
      Other sales and services ...............................      12,727       14,831
                                                                  --------     --------
      Total revenue ..........................................      64,415       79,822
Cost of sales ................................................      55,030       68,646
                                                                  --------     --------
Gross profit .................................................       9,385       11,176
                                                                  --------     --------
Operating expenses:
      Employment expenses ....................................       5,226        6,156
      Other operating expenses ...............................       2,560        2,551
      General & administrative expenses ......................       2,436        2,048
      Depreciation and amortization ..........................       1,208        1,426
                                                                  --------     --------
      Total operating expenses ...............................      11,430       12,181
                                                                  --------     --------
Operating loss ...............................................      (2,045)      (1,005)
Other income (expense):
      Interest expense, net ..................................      (1,220)        (841)
      Gain on sale of assets .................................         323         (114)
      Loss on impairment of marketable securities ............      (8,063)        --
      Other, net .............................................        (182)         212
                                                                  --------     --------
Loss before benefit from income taxes ........................     (11,187)      (1,748)
Benefit from income taxes ....................................        --            629
                                                                  --------     --------
Loss from continuing operations ..............................     (11,187)      (1,119)
Discontinued operations:
      Loss from discontinued operations of
        ChemWay, net of tax benefit ..........................        --         (1,090)
      Gain (Provision for loss) on disposal of ChemWay,
        net of taxes of $1,203 and $211, respectively.........       3,973         (705)
                                                                  --------     --------

Net loss and comprehensive loss ..............................    $ (7,214)    $ (2,914)
                                                                  ========     ========

Basic and diluted earnings (loss) per share:
      Continuing operations ..................................    $  (2.93)    $   (.36)
      Discontinued operations ................................                     (.35)
      Gain (provision for loss) on disposition of ChemWay ....        1.04         (.23)
                                                                  --------     --------
      Net income (loss) ......................................    $  (1.89)    $   (.94)
                                                                  ========     ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                    NINE MONTHS ENDED JUNE 30,
                                                   ----------------------------
                                                         1999        1998
                                                       -------     -------
                                                                 (As restated)
Cash flows from operating activities:
      Net income (loss) ...........................    $(7,214)    $(2,914)
      Adjustments:
           Depreciation and amortization ..........      1,208       1,584
           Deferred income taxes ..................      1,203      (1,489)
           Loss from discontinued operations ......       --         1,100
           Loss (gain) on sale of fixed assets ....       (323)        114
           Gain on disposition of ChemWay .........     (5,176)
           Loss on marketable securities ..........      8,063        --
           Stock option compensation expense ......        248        --
           Changes in working capital:
                Current assets ....................        454       3,898
                Current liabilities ...............        640      (1,880)
                                                       -------     -------
      Total adjustments ...........................      6,317       3,327
                                                       -------     -------
Net cash provided (used) by operating activities ..       (897)        413
                                                       -------     -------

Cash flows from investing activities:
      Capital expenditures ........................       (446)     (1,769)
      Proceeds from sale of property and equipment       1,325       1,407
      Other, net ..................................        (76)        156
                                                       -------     -------
Net cash provided (used) by investing activities ..        803        (206)
                                                       -------     -------

Cash flows from financing activities:
      Borrowings (repayment) on notes payable, net        (536)        159
      Net proceeds from exercise of stock options
        and issuance of stock......................      1,326        --
                                                       -------     -------
Net cash provided by financing activities .........        790         159
                                                       -------     -------

Net increase (decrease) in cash ...................        696         366
Cash and cash equivalents, beginning of period ....        831       1,297
                                                       -------     -------
Cash and cash equivalents, end of period ..........    $ 1,527     $ 1,663
                                                       -------     -------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 1999.

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

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000, the payment of which the bank agreed to defer until the earlier of February 28, 2000 or the repayment of the loan; furthermore, the Company could become obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. Interest expense in the three and nine month periods ended June 30, 1999 includes the $250,000 payment which was originally due June 30. Management intends to replace the existing bank debt with new financing which would have the effect of increasing the availability of working capital and avoid payment of the fees discussed above, however there can be no assurance that it will be able to do so.

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

NOTE D - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending June 30, 1999 and June 30, 1998 were computed using 4,094,831 and 3,090,984 weighted average common shares outstanding, respectively. Basic and diluted loss per share for the nine months ended June 30, 1999 and June 30, 1998 were computed using 3,814,699 and 3,090,984 average common shares outstanding, respectively.

NOTE E - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unaffiliated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of provision for income taxes of $1,203,000.

NOTE F - MARKETABLE SECURITIES

Marketable equity securities available for resale are carried at market. At June 30, 1999, the Company holds 1,500,000 shares of Affiliated common stock. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was initially recorded at its "fair value" of $6 per share, resulting in a carrying value of $9 million. Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock has declined in value to $0.63 per share at June 30, 1999. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,063,000 in the quarter ended June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

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

NOTE G - PROPOSED MERGER AGREEMENT

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within the results of operations in the nine months ended June 30, 1999.

NOTE H - STOCKHOLDERS' EQUITY

The Company received net proceeds of $1,038,000 from the exercise of stock options by employees to purchase 499,934 shares of common stock during the nine months ended June 30, 1999. On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998 and the Company received proceeds of $131,250. The remaining proceeds were received in the quarter ended June 30, 1999. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to put the shares back to the Company at $4.00 per share until at least December 31, 1999.

NOTE I - SUBSEQUENT EVENTS

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
                                                                 (AS RESTATED)
                                                THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                                JUNE 30, 1999    JUNE 30, 1998
                                                -------------    -------------
                                               (In thousands)   (In thousands)
PETROLEUM MARKETING(1)
Revenue ..................................       $ 15,956           $ 17,547
Gross profit .............................          1,406              1,256
Operating expenses .......................          1,847              1,870
                                                 --------           --------
Operating loss ...........................           (441)              (614)

CONVENIENCE STORES
Revenue ..................................          7,881              8,586
Gross profit .............................          1,486              1,781
Other operating expenses .................          1,516              1,776
                                                 --------           --------
Operating loss ...........................            (30)                 5

EDCO ENVIRONMENTAL
Revenue ..................................            421                320
Gross profit .............................            284                211
Other operating expenses .................            150                150
                                                 --------           --------
Operating income (loss) ..................            134                 61

TOTAL
Revenue ..................................       $ 24,258           $ 26,453
Gross profit .............................          3,176              3,248
Operating expenses .......................          3,513              3,796
                                                 --------           --------
Operating loss ...........................           (337)              (548)

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

In April 1999, the Company announced that it executed an exclusive marketing agreement with For A Free Gift.Com, an internet marketing venture, owned by Access Media and Marketing of Oak Brook, Illinois, pursuant to which the Company will have exclusive rights to market the program within the convenience store industry in the U.S. The program will use promotional brochures which will contain discount coupons and will feature manufacturing and retail products. These flyers and brochures will be distributed to consumers, allowing the consumer to receive free gifts and coupon discounts both in the store and by logging on to the for-a-free-e-gift.com website and entering an identification number contained on the flyer. The company plans to develop the reverse-marketing concept to provide real-time store specific demographic data on consumers to advertisers by generating site visits to a-free- gift.com. Each distributed flyer will contain nine discount coupons that can be redeemed by the consumer, and each free brochure will contain 60 coupon discounts and special offers from advertisers and manufacturers. The Company anticipates that revenues will be generated both from the placement of coupons, through the selling of advertising on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

the flyers/ brochures and sponsor revenues and cost-per-lead data from the Web site. Under the terms of the agreement Evans will receive 33% of the advertising and sponsor revenue generated by each participating convenience store in the program. The company believes this program will add traffic and value to the participating convenience stores, although there can be no assurance that it will do so. Management intends to spend approximately $870,000 during the remainder of fiscal 1999 for development and advertising costs relating to its marketing of the For-A-Free-Gift.Com venture. Management intends to raise the necessary funding through the sale of common stock in a private placement, although there can be no assurance that it will be able to do so. In the event that the Company is unsuccessful in raising the necessary funds, it is unlikely that the Company would be able to develop the For-A-Free-Gift.Com venture.

On May 21, 1999 the company continued to implement it's re-positioning strategy by closing its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Petroleum marketing segment. The company also closed one underperforming store in Bay City, Texas bringing its total company operated stores to 24. The company also sold its Bay City Tire Store on May 3, 1999. On June 30,1999, the Company closed on its agreement to sell its Fuelman fleet card franchise to a competitor.

In May 1999, the Company announced that it had named Richard B. Dix as president and chief operating officer, and further that it intended to relocate its corporate offices to Houston, Texas from its present facility in Bay City, Texas. The Company also announced the retirement of the Company's Director and Secretary, Mrs. Maybell Evans. The Company intends to reposition itself as a e-commerce based value-added service provider to the convenience store industry. Under this business model the company intends to offer coupons and discounts to consumers through internet-based cross-promotion with manufacturers and advertisers to drive retail consumers to content-based web sites which offer promotional items and services to the convenience store customer. Management believes the potential for the Petroleum Marketing segment is limited, and intends to explore all strategic alternatives that relate to that segment. Mr. Dix resigned from the Company in July 1999 in order to pursue other interests.

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

Operating expenses in the quarter ended June 30, 1999 were $3,513,000, as compared with $3,796,000 in the quarter ended June 30, 1998, a decrease of $283,000 or approximately 7%. Operating expenses included legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt. After adjusting for these nonrecurring expenses, adjusted operating expenses declined $470,000 or approximately 12%. The decline in operating expenses in the quarter ended June 30, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

The Company incurred a consolidated operating loss of $337,000 in the quarter ended June 30, 1999, as compared with an operating loss of $548,000 in the quarter ended June 30, 1998. The difference is primarily as a result of the reduced operating expenses, partially offset by lower sales revenues and resulting gross profits in the current year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

The Company recorded a non-cash loss on marketable securities of $8,063,000 in the three months ended June 30, 1999 as a result of a decline in the "fair value" of the 1,500,000 shares of Affiliated common stock received by the Company in conjunction with the sale of ChemWay in December 1998. See Note F of the Notes to the Condensed Unaudited Financial Statements included herein.

Consolidated interest expense in the three month period ended June 30, 1999 includes the accrual of a fee of $250,000 to the Company's bank lender, pursuant to the terms of the Refinancing, as amended. Under the amended terms of the Refinancing, the fee will be payable at the earlier of the repayment of the loan, or February 28, 2000. See Note C of the Notes to the Condensed Unaudited Financial Statements included herein.

Net loss of $8,720,000 in the quarter ended June 30, 1999 includes the $8,063,000 non-cash write-down of the value of the Affiliated common stock held by the Company, $187,000 in legal and professional fees, and the non-cash accrual of a $250,000 fee to the Company's bank lender, all as discussed above. After adjusting for these non-cash or non-recurring expenses, adjusted net loss in the quarter ended June 30, 1999 of $220,000 would compare to a net loss of $607,000 in the quarter ended June 30, 1998. The difference is due to reduced operating losses in the current year period. The prior year quarter also included $242,000 in losses arising from the discontinued operations of ChemWay.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

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

Gross profit in the Petroleum Marketing Segment was $1,406,000 in the quarter ended June 30, 1999, as compared with $1,256,000 in the quarter ended June 30, 1998, an increase of $150,000 or approximately 12%. Gross Margin in the quarter ended June 30, 1999 increased to approximately 8.8% of sales as compared with approximately 7.2% in the quarter ended June 30, 1998. The increase is attributed to the improved competitive conditions which prevailed during the third quarter of 1999, as compared to the third quarter of 1998, partially offset by the conversion of Special Purpose Lease customers into Open Dealers.

Operating expenses in the Petroleum Marketing Segment were $1,847,000 in the quarter ended June 30, 1999, as compared with $1,870,000 in the quarter ended June 30, 1998, a decrease of $23,000 or approximately 1%. Operating expenses included legal and professional fees of $187,000 related to a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt. After adjusting for these nonrecurring expenses, operating expenses declined $210,000 or approximately 11% in the quarter ended June 30, 1999 as compared with the quarter ended June 30, 1998. In October 1997, management began a program to reduce the Company's operating expenses, including the termination of nonessential staff. The effect of those staff reductions began to take effect during the quarter ended December 31, 1997. The Company further reduced its staff in February 1998. The effect of the cost reduction programs has slightly exceeded management's expectations, as additional staff reductions have occurred through attrition. Management expects to further reduce the Company's operating expenses during 1999 as the Company continues to exit from the Petroleum Marketing operations. On May 21, 1999, the Company closed its bulk storage facility in El Campo, Texas and further reduced its operating and administrative staff by approximately 35%. With these additional reductions in personnel, management anticipates annualized reductions in operating expenses of approximately $800,000. On May 3, 1999, the Company completed the sale of its Bay City, Texas tire store and closed the sales transaction on June 30, 1999. Note that the operating expenses of the parent company are included within the Petroleum Marketing segment results.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

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
                                                                (AS RESTATED)
                                                NINE MONTHS      NINE MONTHS
                                                   ENDED            ENDED
                                               JUNE 30, 1999    JUNE 30, 1998
                                               -------------    -------------
                                               (In thousands)   (In thousands)
PETROLEUM MARKETING(1)
Revenue ..................................      $ 41,319           $ 54,259
Gross profit .............................         4,326              5,431
Operating expenses .......................         6,180              5,870
                                                --------           --------
Operating loss ...........................        (1,854)              (439)

CONVENIENCE STORES
Revenue ..................................        21,879             24,632
Gross profit .............................         4,376              5,199
Other operating expenses .................         4,671              5,766
                                                --------           --------
Operating loss ...........................          (295)              (567)

EDCO ENVIRONMENTAL
Revenue ..................................         1,217                941
Gross profit .............................           683                546
Other operating expenses .................           579                545
                                                --------           --------
Operating income (loss) ..................           104                  1

TOTAL
Revenue ..................................        64,415           $ 79,822
Gross profit .............................         9,385             11,176
Operating expenses .......................        11,430             12,181
                                                --------           --------
Operating loss ...........................        (2,045)            (1,005)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

Consolidated sales revenues declined to $64,415,000 in the nine months ended June 30, 1999, from $79,822,000 in the comparable prior year period, a decline of $15,407,000 or approximately 19%. The decline is primarily due to the lower fuel prices which prevailed during the current year period, and to the fewer number of operating store location. See segment discussions, below.

Consolidated gross profit in the nine months ended June 30, 1999, excluding the effect of the excise tax refund discussed above, was $9,385,000 as compared with $11,176,000 in the nine months ended June 30, 1998, a decline of $1,791,000 or approximately 16%. Gross Margin, excluding the effect of the excise tax refund recognized during the nine months ended June 30, 1998, increased to approximately 14.6% of sales during the nine months ended June 30, 1999 as compared with approximately 13.5% of sales in the comparable prior year period. The improvement Gross Margin is due to the higher fuel prices and margins which prevailed during the quarter ended December 31, 1998, as compared with the quarter ended December 31, 1997, partially offset by the highly competitive environment which prevailed during the quarter ended March 31, 1999. See segment discussions, below.

Operating expenses, excluding the effect of the nonrecurring charges discussed above, in the nine month period ended June 30, 1999 were $10,558,000, as compared with $12,181,000 in the nine months ended June 30, 1998, a decrease of $1,623,000 or approximately 13%. The decline in operating expenses in the nine months ended June 30, 1999, as compared with the previous year quarter, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses, after taking into consideration the effect of the excise tax refund in the nine months ended June 30, 1998, and the non-cash and nonrecurring charges included in the nine months ended June 30, 1999, declined $266,000 in the current year period: adjusted operating loss was $1,173,000 in the nine months ended June 30, 1999 as compared with an adjusted operating loss of $1,439,000 in the nine months ended June 30, 1998. The effect of the reduced adjusted operating expenses during the current year nine month period was partially offset by the lower sales revenues and gross profits during the current year nine month period. By segment, improved results in the convenience store and EDCO Environmental segments were offset by higher operating losses in the Petroleum Marketing segment. See segment discussion, below.

Consolidated interest expense in the current year six-month period includes fees of $85,000 paid to the Company's bank lender in conjunction with the Refinancing, and the accrual of the $250,000 fee which became an obligation on June 30, 1999.

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay to an unaffiliated third party, Affiliated . The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock could be subject to a "make whole" provision whereby the Company could receive up to an additional 1,000,000 shares of Affiliated common stock should the market value of such stock be below $6 million at the one year anniversary of the closing of the transaction. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of provision for income taxes of $1,203,000. See Notes E and F of the Notes to the Condensed Unaudited Financial Statements included herein.

The Company recorded a non-cash loss on marketable securities of $8,063,000 in the nine months ended June 30, 1999 as a result of a decline in the "fair value" of the 1,500,000 shares of Affiliated common stock received by the Company in conjunction with the sale of ChemWay in December 1998. See Note F of the Notes to the Condensed Unaudited Financial Statements included herein.

The Company's consolidated net loss in the nine months ended June 30, 1999 of $7,214,000 includes the $8,063,000 non-cash write-down of the value of the Affiliated common stock, the $667,000 in non-recurring legal and professional fees and the non-cash accrual of the $250,000 fee to the Company's bank, all as described above, partially offset by the $3,973,000 gain on the sale of ChemWay. After adjusting for these non-cash or non-recurring

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

items, adjusted net loss of $2,207,000 would compare to a consolidated net loss of $2,914,000 in the nine months ended June 30, 1998. The nine month period ended June 30, 1998 also included the $434,000 excise tax refund, discussed above, losses from the discontinued operations of ChemWay of $1,090,000, and a $705,000 provision for loss on the disposal of ChemWay.

PETROLEUM MARKETING SEGMENT

Petroleum Marketing segment's sales revenues declined $12,940,000 to $41,319,000 in the nine months ended June 30, 1999, as compared with $54,259,000 in the nine months ended June 30, 1998, a decline of approximately 24%. The decline is primarily due to the reduced number of customers which the Company served during the current year, and secondarily due to the lower retail prices which prevailed during the current year period. Fuel prices can be extremely volatile, and are determined by factor's beyond the Company's control. Overall fuel prices have subsequently increased during the summer of 1999, however there can be no assurance that they will continue to increase. Fuel sales in gallons was 44,262,000 in the nine months ended June 30, 1999, as compared with 52,000,000 gallons in the nine months ended June 30, 1998, a decrease of approximately 15%. The Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly-owned subsidiary Way Energy also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the quarter ended December 31, 1997, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Petroleum Marketing segment's performance during the remainder of 1998 and into 1999: the Company was unable to sell fuels through various racks with its exchange agreements with other oil companies. The Company is continuing to seek a new supplier for its terminal operation, however there can be no assurance that it will be able to do so.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

Gross profit in the Petroleum Marketing Segment was $4,326,000 in the nine months ended June 30, 1999, as compared with $5,431,000 in the nine months ended June 30, 1998, after taking into consideration the effect of the excise tax refund, a decline of $1,105,000 or approximately 20%. Gross Margin in the nine months ended June 30, 1999, however, increased to approximately 10.5% of sales as compared with approximately 10.0% in the nine months ended June 30, 1998, after taking into consideration the effect of the excise tax refund. Gasoline gross profits are determined primarily by external competitive factors which are beyond the Company's control, and can be highly volatile. Gross Margins in the first and third quarters of 1999 were higher than those achieved in the first quarter of 1998, however Gross Margins in the second quarter of 1999 were significantly lower than either the first quarter of 1999, or the comparable second quarter of 1998.

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

Sales in the Convenience Store segment were $21,879,000 in the nine months ended June 30, 1999, as compared with $24,632,000 in the nine months ended June 30, 1998, a decline of approximately 11%. The Company operated 24 stores at the end of the nine month period ended June 30, 1999 as compared with compared with 34 stores during the comparable period ended June 30, 1998. Fuel sales in the nine months ended June 30, 1999 were $12,130,000 as compared with $13,647,000 in the nine months ended June 30, 1998; the lower fuel sales in the current year is due to the lower retail fuel prices which prevailed during the current year period. Fuel sales in gallons decreased to 12,521,000 in the nine months ended June 30, 1999 as compared to 12,747,000 in the nine months ended June 30, 1998. The decline in selling prices for fuel during the current year period is primarily driven by external market

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

forces beyond the Company's control, however it also reflects Management's decision to price its fuels more aggressively in order to increase customer traffic and resulting higher-margin merchandise sales.

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

EDCO ENVIRONMENTAL

EDCO Environmental reported an operating profit of $104,000 in the nine months ended June 30, 1999, as compared with an operating profit of $1,000 in the nine months ended June 30, 1998, primarily due to increased sales revenues and resultant gross profits. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate, in addition to which the Company is obligated to make an additional principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, in the event that the loan is not repaid by June 30, 1999, the Company will be subject to a fee of $250,000; furthermore, the Company could be obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 in the event that the loan obligations are not repaid by those respective dates. The loan agreement pursuant to the Refinancing was amended in July 1999 to defer the $250,000 fee that was originally due June 30, 1999 to the earlier of February 28, 2000 or the closing of the B&I Loan, as defined below. In conjunction with the Refinancing, the Company paid a fee of $85,000 to the bank on March 31, 1999.

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

Cash and cash equivalents were $1,527,000 and $831,000 at June 30, 1999 and September 30, 1998, respectively. The Company had a net working capital deficit of $58,000 at June 30, 1999, as compared with net working capital of $163,000 at September 30, 1998. The decline in net working capital is primarily due to operating losses sustained in the nine months ended June 30, 1999.

Cash used by operating activities was $897,000 in the nine months ended June 30, 1999, as compared with cash provided by operating activities of $413,000 in the comparable previous fiscal year period. The reduction in cash from operating activities is primarily due to the improved working capital utilization during the current fiscal year. Pre-tax loss on continuing operations, net of the noncash charges for stock option compensation expense and the noncash loss on marketable securities, increased to $2,919,000 in the nine months ended June 30, 1999 as compared with a pre-tax loss of $1,748,000 in the nine months ended June 30, 1998. The effect of the increased pre-tax loss on cash utilization was mitigated by the increase in accounts payable, primarily due to the legal and professional fees incurred during the Company's merger discussions, and the accrual of a $250,000 fee to the Company's bank lender, discussed above. The Company expects to repay such obligations to outside professionals through the utilization of the proceeds from the pending sales of assets. The Bank has agreed to defer payment of the fee until the earlier of February 28, 2000 or the repayment of the bank debt; see Note C of the Notes to the Consolidated Unaudited

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS (CONTINUED)

Financial Statements, included herein.

The Company identified certain nonessential assets which it sold during the nine months ended June 30, 1999; assets disposed of during the current fiscal year period included the Company's investment in certain of its Special Purpose Lease locations, assets utilized in the Company's propane business, and the Company's Fuelman/Gascard franchise. The Company received proceeds of $1,325,000 from the sale of such assets during the nine months ended June 30, 1999, and recorded a gain of $323,000 on the sales of such assets. Cash provided by investing activities was $803,000 in the nine months ended June 30, 1999, as compared with cash used by investing activities of $206,000 during the nine months ended June 30, 1998; the improvement is attributable to lower capital expenditures and sales of assets during the current year period.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000.

On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998 and the Company received proceeds of $131,250. The remaining proceeds were received in the quarter ended June 30, 1999.

During the nine months ended June 30, 1999, the Company received proceeds of $1,064,000, arising from the exercise of employee stock options and warrants.

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

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS INDEX
                                                                        PAGE
      27        Financial Data Schedule                                  25

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