Form 10-K405
period 1999-09-30
EVANS SYSTEMS INC
filed 2000-01-14
CIK 904901

AS FILED WITH THE SECURITIES EXCHANGE COMMISSION ON JANUARY 13, 2000
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                    FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1999
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          -----------------------------


        Securities registered pursuant to Section 12(g) of the Act: None

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------             -----------------------------------------
Common Stock, par value $.01 per share          NASDAQ-NMS Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On January 10, 2000 , the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $6,284,493.

On January 10, 2000, there were 4,032,340 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully consummate the sale of its operations or to close on its proposed refinancing, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

ITEM 1. BUSINESS

Evans Systems, Inc. ("ESI"), through its wholly-owned subsidiaries, collectively referred to herein as the "Company," is a vertically integrated company which has historically been engaged in the following business segments:

       o       Texas petroleum marketing operations;
       o       Texas convenience store operations;
       o       environmental remediation services;
       o       Louisiana operations; and
       o packaging and marketing of automotive after-market chemical products.

The Company began in 1968 with a single gasoline station in Bay City, Texas, emphasizing service and careful attention to customers' preferences and needs. The Company has expanded over the years, and now distributes the products of seven major oil companies, and operates a chain of convenience stores throughout southeast Texas and southern Louisiana.

After sustaining losses during 1997, in early fiscal 1998 the management of ESI developed and began to implement its turnaround strategy. Among other things, the strategy included a decision to refocus the Company on its "core" business segments: petroleum marketing and convenience store operations. Within these "core" segments, the Company sold or closed lower-volume outlets. The Company also took actions, including the elimination of nonessential corporate staff, to reduce overhead expenses. See "Texas Petroleum Marketing" and "Texas Convenience Store" segment discussions, below.

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). ChemWay's financial results have been reclassified as a "discontinued operation" for financial reporting purposes. In December 1998, the Company sold ChemWay in a stock-for-stock transaction to Affiliated Resources Corporation ("Affiliated"). See "ChemWay" below.

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within General and Administrative expenses for the year ended September 30, 1999.

In April 1999, the Company announced that it believed future opportunities in the Texas Petroleum Marketing business was limited, and that it intended to divest itself of the Texas Petroleum Marketing and Louisiana Operations segments and reposition itself as a provider of e-commerce to the convenience store industry. The Company announced, in May 1999, that it had signed a letter of intent to acquire A-Free-Gift.Com, an internet marketing venture. The Company and A-Free-Gift.Com were unable to reach final agreement on a definitive purchase agreement, however, and the proposed acquisition was abandoned in July 1999.

In December 1999, the Company signed an agreement to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc., ("TSC") for cash consideration of $12.7 million. TSC also agreed to assume certain capital lease obligations which the Company estimates will total approximately $0.9 million at the time of closing. In addition, TSC will acquire the Company's inventories in the Texas petroleum marketing and Texas convenience store segments at the Company's cost, estimated by management at approximately $2.4 million.. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments.

The Company has also announced that it is presently negotiating with potential merger partners.

During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." Prior year segment information presented below has been restated to conform to the current year presentation.

Operating results for each of the Company's segments follow (in thousands):

                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                     SEPT. 30, 1999   SEPT. 30, 1998   SEPT. 30, 1997
                                     --------------   --------------   --------------
TEXAS PETROLEUM MARKETING
Revenue ...........................    $  50,164        $  64,458         $  92,477
Operating Loss ....................       (1,335)            (987)             (866)

TEXAS CONVENIENCE STORES
Revenue ...........................    $  22,873        $  25,626         $  29,351
Operating Loss ....................          (34)            (543)             (805)

LOUISIANA OPERATIONS
Revenue ...........................    $  12,694        $  12,878         $  14,848
Operating Loss ....................         (334)             (88)             (785)

EDCO ENVIRONMENTAL
Revenue ...........................    $   1,542        $   1,152         $   1,320
Operating Income (Loss) ...........          177              (81)             (399)

GENERAL AND ADMINISTRATIVE EXPENSES       (1,854)          (2,295)             (827)

TOTAL CONTINUING OPERATIONS
Revenue ...........................    $  87,273        $ 104,114         $ 137,996
Operating Loss ....................       (3,380)          (3,994)           (3,682)

CHEMWAY(1)
Revenue ...........................    $      75        $   2,268         $  10,967
Operating Income (Loss) ...........         (317)          (1,694)           (1,831)

TOTAL
Revenue ...........................    $  87,348        $ 106,382           148,963
Operating income (Loss) ...........       (3,697)          (5,688)           (5,513)

(1) ChemWay was sold on December 30, 1998.

TEXAS PETROLEUM MARKETING

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

                                         FISCAL YEAR ENDED
                                           SEPTEMBER 30
                               1999            1998            1997
                               ----            ----            ----
Refined petroleum product
sales ...................    $49,143         $63,077         $90,888
Non-petroleum product
sales ...................      1,021           1,381           1,589
                             -------         -------         -------
Total Sales .............    $50,164         $64,458         $92,477

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

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

The Texas Petroleum Marketing segment also supplies lubricants, tires and accessories to commercial and industrial customers.

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Texas Petroleum Marketing segment's performance during 1998 and 1999.

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

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced gross margin, working capital requirements, and capital investment, resulting in an improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Texas Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

On May 21, 1999, the company closed its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Texas Petroleum Marketing segment. The company also sold its Bay City Tire Store on May 3, 1999. On June 30, 1999, the Company sold its Fuelman fleet card franchise to a competitor.

TEXAS CONVENIENCE STORES

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                         FISCAL YEAR ENDED
                                           SEPTEMBER 30
                               1999            1998            1997
                               ----            ----            ----
Refined petroleum product
sales ...................    $12,705         $14,069         $16,989
Merchandise sales .......      9,599          10,783          11,583
Other income ............        569             774             779
                             -------         -------         -------
Total Sales .............    $22,873         $25,626         $29,351

Number of operating stores
at year-end .............         17              19              26


At September 30, 1999, the Company operated 17 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. Eight of the Company's convenience stores are co-branded with a nationally recognized fast food franchised or licensed food service operation.

The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

During fiscal 1998, the Company discontinued operations at seven underperforming convenience stores, and sold the equipment and business to independent convenience store operators. In each of these transactions, the Company retained the wholesale gasoline business, through an Open Dealer contract.

The Company closed two underperforming Texas convenience stores during 1999, one of which was subsequently leased to an independent operator who also agreed to purchase fuel from the Company as an Open Dealer.

LOUISIANA OPERATIONS

The following table sets forth the revenues of the Louisiana Operations segment (in thousands):

                                          FISCAL YEAR ENDED
                                            SEPTEMBER 30
                                 1999           1998            1997
                                 ----           ----            ----
Refined petroleum product
sales ....................    $ 9,671         $10,014         $11,489
Merchandise sales ........      2,882           2,706           3,239
Other income .............        141             158             120
                              -------         -------         -------
Total Sales ..............    $12,694         $12,878         $14,848

Number of operating stores
at year-end ..............          7               7              11

At September 30, 1999 Louisiana operations are comprised of a fuel bulk storage facility and distribution center, one full-service station without a convenience store, and seven convenience stores, located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana operations, however there can be no assurance that a sale on terms satisfactory to the Company will be completed.

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

EDCO Environmental reported revenues of $1,542,000, $1,152,000 and $1,320,000 in 1999, 1998 and 1997, respectively.

The TNRCC is continuing to provide reimbursements for clean-up of contaminated locations.

CHEMWAY (DISCONTINUED MARCH 31, 1998; SOLD DECEMBER 30, 1998)

ChemWay packages aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. On December 30, 1998, the Company completed the sale of ChemWay to an unrelated third party, Affiliated. The Company received 1,500,000 shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company received an additional 1,000,000 shares of Affiliated common stock at December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

Affiliated common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the December 30, 1998 bid price of $6.00 per share, as quoted on the Nasdaq Over-the-Counter Bulletin Board, which resulted in a gain of $3,973,000, net of a provision for income taxes of $1,203,000.

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.265 at September 30, 1999.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its Annual Report on Form 10-KSB for the year ended December 31, 1998, Affiliated's management stated:
        MANAGEMENT BELIEVES THAT CURRENT DISCUSSIONS WITH INVESTORS WILL YIELD SUFFICIENT ADDITIONAL CAPITAL TO CONTINUE ITS

        ACQUISITION STRATEGY AND TO FUND FUTURE OPERATIONS, AND THAT THESE ACQUISITIONS WILL GENERATE SUFFICIENT REVENUES TO OPERATE INDEPENDENTLY AND PROVIDE AN ASSET BASE FOR CONTINUED GROWTH. THERE IS NO ASSURANCE, HOWEVER THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING EQUITY AND CONTINUING AS A GOING CONCERN.
In its quarterly report on form 10-QSB, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million.

Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

EMPLOYEE RELATIONS

The Company employs 244 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes. On July 1, 1997, the Company implemented an employee directed 401K plan.

Management considers its employee relations to be satisfactory.

COMPETITION

All of the Company's business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's Texas Petroleum Marketing Segment, Texas Convenience Store Segment and Louisiana Operations Segment also compete with integrated oil companies which, in some cases, own or control a majority of their Petroleum Marketing facilities or convenience store locations. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

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

The continued growth in the remediation service is dependent upon market penetration, customer base, government regulations, funding, and legislative changes. EDCO Environmental's growth in underground storage tank upgrading depends upon its ability to work efficiently, meet price competition, and will be adversely affected by restrictions upon reimbursements by the Texas Natural Resource Conservation Commission (See "Business," "EDCO Environmental Systems, Inc.").

ITEM 2. PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns 24 convenience stores with gasoline installations in Texas and Louisiana, and rents or leases another 26 convenience stores under varying terms.

In July 1999, The Company vacated its former general office facility, which was located in a 10,300 square foot, free-standing building located on a 15-acre tract with 400 feet of frontage along Highway 60 North in Bay City, Texas. The former general office facility has been listed for sale. EDCO Environmental's facilities include a 19,200 square foot shop, fabrication, and maintenance building adjacent to the administration building.

The Company relocated its general offices into space in its additional office and administrative operations (5,985 square feet) and 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, located on 3 acres of land approximately 1/2 mile north of the general offices on Highway 60. Bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks, are located adjacent to the warehouses

ITEM 3. LEGAL PROCEEDINGS

A purported class action lawsuit has been filed against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonable possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters. See Note 15 to the Consolidated Financial Statements, included herein.

The Company is also subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. In the opinion of management, there are no legal proceedings other than discussed above which, by themselves or in the aggregate could be expected to have a material adverse effect on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK INFORMATION

Traded On the National Market System -- The Company's Common Stock, $.01 par value, is listed on the NASDAQ exchange under the Symbol "EVSI." At September 30, 1999, there were approximately 1,028 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The Company has received notification from the Nasdaq stock exchange that it is not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company has scheduled a hearing on such matters with Nasdaq on January 14, 2000.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $6.3 million on January 10, 2000. Furthermore, the Company has previously announced that it intends to hold an annual shareholder meeting on February 28, 2000. There can be no assurance, however, that the Company will prevail at the hearing. The Company's ability to raise additional equity capital in the future could be adversely affected if the Company's common stock were no longer listed on a national exchange. The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ, is listed below:

DATES                                              HIGH           LOW
-----                                              ----           ---
October 1, 1997 through December 31, 1997            2 3/4        1 1/8
January 1, 1998 through March 31, 1998               1 3/4         15/16
April 1, 1998 through June 30, 1998                  3 7/8          7/8
July 1, 1998 through September 30, 1998              5 7/8        3 3/8
October 1, 1998 through December 31, 1998           15 5/8        6 7/16
January 1, 1999 through March 31, 1999              18 3/4       15 1/4
April 1, 1999 through June 30, 1999                 32            3 5/8
July 1, 1999 through September 30, 1999              2 1/8        1 3/8

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

                                                        YEAR ENDED SEPTEMBER 30
INCOME STATEMENT DATA:                             1999          1998          1997          1996          1995
----------------------                             ----          ----          ----          ----          ----
Revenues ..................................    $  87,273     $ 104,114     $ 137,996     $ 133,007     $ 135,342
Gross Profit ..............................       11,854        13,868        14,765        17,266        17,345
Operating Income (Loss) ...................       (3,380)       (3,994)       (3,682)          359           226
Income (Loss) from Continuing Operations ..      (13,306)       (4,605)       (3,458)         (185)         (110)
Net Income (Loss) .........................       (9,333)       (5,453)       (4,804)        1,119           335
Basic Income (loss) from continuing
operations per common share(1) ............        (3.46)        (1.48)        (1.12)         (.06)         (.04)
Basic earnings (loss) per common share(1) .        (2.43)        (1.75)        (1.56)          .37           .11
Basic weighted average number of common
shares outstanding(1) .....................        3,846         3,116         3,075         3,010         3,026
Diluted earnings (loss) from continuing
operations per common share(1) ............        (3.46)        (1.48)        (1.12)         (.06)         (.04)
Diluted earnings (loss) per common share(1)        (2.43)        (1.75)        (1.56)          .37           .11
Weighted average number of common and
common equivalent shares outstanding(1) ...        3,846         3,116         3,075         3,010         3,026

(1) Adjusted for 5% stock dividend paid on January 20, 1997.

                                                   1999          1998          1997          1996          1995
                                                   ----          ----          ----          ----          ----
BALANCE SHEET DATA:
------------------
Current Assets ............................    $   6,729     $   9,914     $  14,962     $  18,726     $  21,566
Current Liabilities .......................       16,452         9,751        17,333         9,724        16,698
Current Ratio .............................        .41:1        1.02:1         .86:1        1.93:1        1.29:1
Total Assets ..............................       22,342        32,448        38,218        41,073        40,609
Long-Term Debt ............................        1,634        11,151         5,401        10,400         4,663
Total Stockholders' Equity ................        4,096        11,546        15,484        19,748        18,534


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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). In December 1998, the Company sold ChemWay to Affiliated in a stock-for-stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company received an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to the stock.

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

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.265 at September 30, 1999.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its Annual Report on Form 10-KSB for the year ended December 31, 1998, Affiliated's management stated:
        MANAGEMENT BELIEVES THAT CURRENT DISCUSSIONS WITH INVESTORS WILL YIELD SUFFICIENT ADDITIONAL CAPITAL TO CONTINUE ITS ACQUISITION STRATEGY AND TO FUND FUTURE OPERATIONS, AND THAT THESE ACQUISITIONS WILL GENERATE SUFFICIENT REVENUES TO OPERATE INDEPENDENTLY AND PROVIDE AN ASSET BASE FOR CONTINUED GROWTH. THERE IS NO ASSURANCE, HOWEVER THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING EQUITY AND CONTINUING AS A GOING CONCERN.
In its quarterly report on form 10-QSB, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million.

Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

On March 3, 1999, the Company announced that it had signed a letter of intent to merge with Duke & Long Distributing Company, Inc., however such merger discussions were terminated on April 16, 1999. In conjunction with the proposed merger, the Company incurred legal and professional fees of $479,700, which are included within General and Administrative expenses for the year ended September 30, 1999.

In April 1999, the Company announced that it believed that future opportunities in the Texas Petroleum Marketing business was limited, and that it intended to divest itself of the Texas Petroleum Marketing and Louisiana Operations segments and reposition itself as a provider of e-commerce to the convenience store industry. The Company announced, in May 1999, that it had signed a letter of intent to acquire A-Free-Gift.Com, an internet marketing venture. The Company and A-Free-Gift.Com were unable to reach final agreement on a definitive purchase agreement, however, and the proposed acquisition was abandoned in July 1999.

In December 1999, the Company signed an agreement to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc., ("TSC") for cash consideration of $12.7 million (the "TSC Transaction". TSC also agreed to assume certain capital lease obligations which the Company estimates will total approximately $0.9 million at the time of closing. In addition, TSC will acquire the Company's inventories in the Texas petroleum marketing and Texas convenience store segments at the Company's cost, estimated by management at approximately $2.4 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. See Note 2 to the Consolidated Financial Statements included herein.

The Company has also announced that it is presently negotiating with potential merger partners.

                              RESULTS OF OPERATIONS

1999 COMPARED WITH 1998

Consolidated revenues from continuing operations declined $16,841,000 or approximately 16.18% to $87,273,000 in the year ended September 30, 1999. The decline, primarily in the Texas Petroleum Marketing segment, is primarily due to the closing of underperforming or low volume locations and to the lower fuel prices which prevailed during the current year period. See segment discussions, below.

Consolidated gross profit from continuing operations declined $2,014,000 or approximately 14.5% to $11,854,000 in the year ended September 30, 1999. Gross profit expressed as a percentage of revenues ("Gross Margin") increased to approximately 13.6% of sales in 1999 from approximately 13.3% of sales in 1998. Gross Margin improved in the Texas Petroleum Marketing and EDCO Environmental segments, and declined in the Texas Convenience Stores and Louisiana Operations segments in 1999, as compared with 1998. The decline in gross profit in 1999 is due to reduced revenues in the current year, partially offset by higher Gross Margins which prevailed in 1999. See segment discussions, below.

Consolidated operating expenses of continuing operations declined $2,628,000 or approximately 14.7% in 1999 to $15,234,000. Operating expenses declined in each of the Company's segments in 1999, as compared with 1998. The decline in operating expenses is due to the closing of underperforming locations and to a general reduction in staff which occurred in 1999.

Consolidated operating losses of continuing operations declined $614,000 or approximately 15.4% to $3,380,000 in 1999 as compared with a loss of $3,994,000 in 1998. The reduced operating loss is due to reduced operating expenses in 1999, partially offset by reduced gross profits.

Consolidated net loss of $9,333,000 in 1999 includes the loss on impairment of the Company's investment in Affiliated common stock of $8,602,000, partially offset by a gain on sale of ChemWay of $3,973,000, net of income taxes. General and administrative expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

General and administrative expenses in 1998 included non-cash compensation expense of $1,133,000 arising from the vesting of certain incentive stock options which had previously been awarded to employees. Adjusting 1999 and 1998 for the $1,284,000 and $1,133,000 in non-cash and nonrecurring expenses, respectively, and adjusting for the non-cash gain on sale of ChemWay and subsequent loss on impairment in marketable securities, adjusted net loss in 1999 of $3,420,000 declined $900,000 from an adjusted net loss of $4,320,000 in 1998.

TEXAS PETROLEUM MARKETING SEGMENT

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

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced gross margin, working capital requirements, and capital investment, resulting in an improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Texas Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.


On May 21, 1999, the company closed its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Texas Petroleum Marketing segment. The company also sold its Bay City Tire Store on May 3, 1999. On June 30, 1999, the Company sold its Fuelman fleet card franchise to a competitor.

Sales in the Texas Petroleum Marketing Segment declined $14,294,000 or approximately 22.2% to $50,164,000 in 1999, as compared with $64,458,000 in 1998. Sales in gallons declined to 44,441,000 gallons in 1999 from 60,158,000 gallons in 1998, a decline of approximately 26.13%. Average sellling price per gallon increased in 1999 to approximately $1.13 per gallon, as compared with $1.07 per gallon in 1998. The increase is due to the conversion of Special Purpose Lease customers into Open Dealers during late 1998 and early 1999. Although the Company realizes a higher average selling price per gallon, the Company's gross profit per gallon on sales to Open Dealers can be significantly lower than on sales to Special Purpose Lease customers.

Gross Profit in 1999 declined to $4,401,000 from $5,461,000 in 1998, a decline of $1,060,000 or approximately 19.4%. Gross Margin increased to approximately 8.77% of sales in 1999 from approximately 8.47% of sales in 1998.

Operating expenses in 1999 declined to $5,736,000 from $6,448,000 in 1998, a decline of $712,000 or approximately 11.0%, primarily as a result of a general reduction in staff.

Operating loss in 1999 increased to $1,335,000 from $987,000 in 1998, an increase of $348,000 or approximately 35.3%, as a result of lower revenues and gross profits in 1999, partially offset by reduced operating expenses in 1999.

TEXAS CONVENIENCE STORE SEGMENT

At September 30, 1999, the Company operated 17 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. Eight of the Company's convenience stores are co-branded with a nationally recognized fast food franchised or licensed food service operation. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

The Company closed two underperforming Texas convenience stores during 1999, one of which was subsequently leased to an independent operator who also agreed to purchase fuel from the Company as an Open Dealer.

Total sales declined $2,753,000 or approximately 10.7% in 1999 to $22,873,000 from $25,626,000 in 1998. Fuel sales in 1999 were $12,659,000 as compared with $13,965,000 in 1997; fuel sales in gallons also declined in 1999, to 12,753,000 gallons as compared with 13,131,000 gallons in 1998. The decrease in fuel sales revenues is due to the lower retail selling prices for fuels which prevailed during 1999, and to fewer operating stores during the current year. Merchandise sales decreased $1,184,000 to $9,599,000 as compared with $10,783,000 in 1998.
The decline in merchandise sales is primarily due to fewer operating stores during 1999.

Gross profit declined to $4,768,000 in 1999 as compared with $5,615,000 in 1998. Gross Margin in the Texas Convenience Store segment declined in 1999 to approximately 20.85% as compared with approximately 21.91% in 1998. Merchandise Gross Margin increased in 1999, to approximately 32.08% of sales, as compared to approximately 31.18% of sales in 1998. Fuel Gross Margin, however, decreased to approximately 8.74% during 1999, as compared with approximately 10.0% during 1998.

Operating expenses during 1999 in the Texas Convenience Store segment was $4,802,000 as compared with $6,158,000 in 1998, a decrease of $1,356,000 or approximately 22.0%. The decline in operating expenses is principally attributable to the closing of 2 underperforming stores during 1999, and to an overall reduction in staff during late 1998.

The Convenience Store segment incurred an operating loss of $34,000 in 1999, as compared with a loss of $543,000 in 1998. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

LOUISIANA OPERATIONS SEGMENT

At September 30, 1999 Louisiana operations are comprised of a fuel bulk storage facility and distribution center, one full-service station without a convenience store, and seven convenience stores, located in and around Lake Charles, Louisiana.


Sales declined $184,000 or approximately 1.4% to $12,694,000 in 1999 from $12,878,000 in 1998. Sales of fuels and other refined petroleum products declined $343,000 or approximately 3.4% to $9,671,000 in 1999 as compared with $10,014,000 in 1998. Convenience store merchandise sales increased $176,000 in 1999, or approximately 6.5%, to $2,882,000 as compared with $2,706,000 in 1998.

Gross profits declined $387,000 or approximately 17.9% in 1999, to $1,778,000 as compared with $2,165,000 in 1998. Gross Margin declined to approximately 14.0% of sales in 1999, as compared with approximately 16.8% of sales in 1998. Gross Margin on fuel sales declined to approximately 9.3% of sales in 1999, as compared with approximately 11.8% of sales in 1998, primarily due to the competitive retail fuel pricing which prevailed in the Louisiana market area in 1999. Merchandise Gross Margin in 1999 declined to approximately 23.5% of sales, as compared to approximately 27.3% of sales in 1998. The Company generally reduced its merchandise retail pricing in 1999 to meet competition.

Operating expenses in 1999 were $2,112,000, a reduction of $141,000 or approximately 6.3% as compared to 1998. The reduction in operating expenses primarily reflects a reduction in staff which was implemented in 1999.

Operating loss in 1999 increased to $334,000, as compared with a loss of $88,000 in 1998. The increased loss in 1999 is attributable to lower sales and resultant gross profits in 1999, partially offset by reduced operating expenses.

EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $177,000 in the year ended September 30, 1999, as compared with an operating loss of $81,000, primarily due to increased sales revenues and resultant gross profits. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined $441,000 in 1999, to $1,854,000 as compared with $2,295,000 in 1998. General and administrative expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

General and administrative expenses in 1998 included non-cash compensation expense of $1,133,000 arising from the vesting of certain incentive stock options which had previously been awarded to employees. Adjusting 1999 and 1998 for the $1,284,000 and $1,133,000 in non-cash and nonrecurring expenses, respectively, adjusted general and administrative expenses in 1999 of $570,000 declined $592,000 or approximately 51.0% as compared with adjusted expenses of $1,162,000 in 1998. The reduction in ongoing general and administrative expenses is due to the Company's expense reduction programs implemented in late 1998 and throughout 1999.

1998 COMPARED WITH 1997

Consolidated sales revenues from continuing operations declined to $104,114,000 in 1998, from $137,996,000 in 1997, a decline of $33,882,000 or approximately 24.6%. During 1998, the Company implemented its turnaround strategy to rationalize its base of stores and customers, which resulted in sales declines in each of the Company's business segments. Sales revenues also declined as a result of the lower overall pricing levels for petroleum products which prevailed during 1998, as compared with 1997. Additionally, sales of fuels through the Company's terminal facility declined $8,568,000 during 1998 as a result of the termination of the Company's supply agreement for such facility. See segment discussions, below.


Gross profit in 1998 was $13,868,000 as compared with $14,765,000 in 1997, a decline of $897,000 or approximately 6.1%. Gross Margin however, increased to approximately 13.3% of sales in 1998 as compared with approximately 10.7% of sales in 1997. The improved Gross Margin is principally attributable to the closing of unprofitable stores and improved management of the Company's daily pricing of fuels.

Operating expenses in 1998 were $17,862,000, as compared with $18,447,000 in 1997, a decrease of $585,000 or approximately 3.2%. Operating expenses in 1998 include a noncash charge of $1,133,000 in compensation expense, as a result of the application of APB25 with respect to certain incentive stock options which had previously been awarded to employees. Fiscal 1997 included a provision for loss on marketable securities of $497,000 and a write-down of other assets of approximately $818,000. The decline in operating expenses in 1998, as compared with 1997, is primarily due to the closing of underperforming convenience stores, and to an overall staff reduction.

Consolidated operating losses from continuing operations increased $312,000; operating losses on continuing operations were $3,994,000 in 1998 as compared with $3,682,000 in 1997. As noted above, fiscal 1998 results included a non-cash charge of $1,133,000. Adjusted for the effect of the noncash compensation expense charge, operating losses from continuing operations declined $821,000. The Texas Convenience Store segment, Louisiana Operations and EDCO Environmental segment improved during 1998, however the improvement was offset by higher losses in the Texas Petroleum Marketing segment, due to reduced sales revenues, the $1,133,000 non-cash compensation expense charges, the effect of which was partially offset by an improved Gross Margin.

The Company incurred net losses of $5,453,000 and $4,804,000 for fiscal years ended September 30, 1998 and September 30, 1997, respectively. Losses from continuing operations were $4,605,000 and $3,458,000 in fiscal years 1998 and 1997, respectively. The net loss for 1998 included an increase in the deferred tax asset valuation allowance of $782,000 and, as described above, non-cash charges of $1,133,000.

TEXAS PETROLEUM MARKETING SEGMENT

The Texas Petroleum Marketing segment's sales revenues declined $28,019,000 to $64,458,000 in 1998, as compared with $92,477,000 in 1997, a decline of approximately 30.3%. Fuel sales in gallons was 60,158,000 in 1998, as compared with 84,053,000 gallons in 1997, a decrease of approximately 28.4%. The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company, through its wholly- owned subsidiary Way Energy also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The loss of the fuel supply agreement had an adverse effect upon the Texas Petroleum Marketing segment's performance during 1998: the Company was unable to sell fuels through its exchange agreements with other major oil companies. Way Energy's sales during 1998 were $3,826,000 as compared with $12,394,000 in 1997, a decline of $8,568,000 or approximately 69%.

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

The effect of the conversion of Special Purpose Lease customers into Open Dealers is to increase the Company's sales revenues with reduced Gross Margins, working capital requirements, and reduced capital investment, resulting in improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Texas Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

Gross profit in the Texas Petroleum Marketing Segment was $5,461,000 in 1998, as compared with $6,634,000 in 1997, a decline of $1,173,000 or approximately 17.7%. Gross Margin, however, improved in 1998, to approximately 8.5% of sales as compared with approximately 7.2% in 1997. The improvement in Gross Margin is principally attributable to a higher gross profit earned per gallon, divided by the lower selling prices which prevailed during 1998, as compared with 1997. Gross profit per gallon sold increased in 1998, to approximately $0.091, as compared to $0.079 in 1997, due to improved management of the Company's daily pricing of fuels.

Operating expenses in the Texas Petroleum Marketing Segment were $6,448,000 in 1998, as compared with $7,500,000 in 1997, a decrease of $1,052,000 or approximately 14.0%, reflecting management's cost reduction programs implemented during 1998.

Operating loss of the Texas Petroleum Marketing Segment increased to $987,000 in 1998 as compared with $866,000 in 1997. The increased loss is primarily due to the lower sales revenues and resultant gross profit, partially offset by reduced operating, discussed above.

TEXAS CONVENIENCE STORE SEGMENT

Sales in the Texas Convenience Store segment were $25,626,000 in 1998, as compared with $29,351,000 in 1997, a decline of approximately 13%. During 1998, however, the company closed and sold seven underperforming stores, and subsequently sold two additional stores during December 1998. Fuel sales in 1998 were $13,965,000 as compared with $16,911,000 in 1997; fuel sales in gallons also declined in 1998, to 13,131,000 gallons as compared with 14,831,000 gallons in 1997. The decrease in fuel sales revenues is due to the lower retail selling prices for fuels which prevailed during 1998, and to fewer operating stores during the current year. Merchandise sales decreased $800,000 to $10,783,000 as compared with $11,583,000 in 1997. The decline in merchandise sales is primarily due to fewer operating stores during 1998.

Gross profit declined to $5,615,000 in 1998 as compared with $5,980,000 in 1997. Gross Margin in the Convenience Store segment improved during 1998, however, to approximately 21.9% as compared with approximately 20.3% in 1997. Merchandise Gross Margin increased to approximately 31.2% of sales in 1998, as compared with approximately 28.7% of sales in 1997. Fuel Gross Margin, however, declined to approximately 10.0% during 1998, as compared with approximately 10.6% of sales during 1997.

The improvement in overall Gross Margin is partially due to the fact that merchandise sales represented a higher percentage of the stores' total sales during 1998 than in 1997; merchandise sales were approximately 42.1% of total sales during 1998 as compared with approximately 39.5% during 1997. In addition to closing seven underperforming stores during 1998, the Company began pricing its fuel more aggressively in order to maintain customer traffic, and generate additional higher-margin merchandise sales.

Operating expenses during 1998 in the Texas Convenience Store segment were $6,158,000 as compared with $6,785,000 in 1997, a decrease of $627,000 or approximately 9.2%. The decline in operating expenses is principally attributable to the closing of seven underperforming stores during 1998, and to an overall reduction in staff during 1998.

The Texas Convenience Store segment incurred an operating loss of $543,000 in 1998, as compared with a loss of $805,000 in 1997. The reduced loss is due to reduced operating expenses during the current year, partially offset by reduced sales and resulting gross profits.

LOUISIANA OPERATIONS

The Company closed four underperforming stores in 1998, completing the year with seven stores at September 30, 1998, as compared with 11 stores at September 30, 1997.

Sales in 1998 declined $1,970,000 to $12,878,000, as compared with sales of $14,848,000 in 1997, primarily as a result of the fewer number of stores in operation during 1998. Fuel sales in gallons were 11,320,000 in 1998,as compared with 11,082,000 gallons in 1997. Fuel sales in 1998 declined $1,429,000 to $9,719,000 , as compared with fuel sales of $11,148,000 in 1997, the decline is also attributable lower fuel pricing which prevailed in 1998. Merchandise sales declined $533,000, to $2,706,000 in 1998, as compared with $3,239,000 in 1997.


Gross profit in 1998 increased $380,000, to $2,165,000, as compared with $1,785,000 in 1997. Gross Margin increased to approximately 16.8% of sales in 1998, as compared with approximately 12.0% of sales in 1997. Fuel gross profits increased to $1,143,000 in 1998, as compared with $619,000 in 1997. Fuel Gross Margin increased to approximately 11.7% of sales in 1998, as compared with approximately 5.5% of sales in 1997. Merchandise gross profit decreased to $740,000 in 1998, as compared with $932,000 in 1997. Merchandise Gross Margin decreased, however, to approximately 27.3% of sales in 1998, as compared with approximately 28.8% of sales in 1997.

Operating expenses decreased $317,000 in 1998, to $2,253,000, as compared with $2,570,000 in 1997. The decrease is due to the closing of four underperforming stores during 1998, and to a staff reduction which was implemented in December 1997.

The Louisiana segment incurred an operating loss of $88,000, as compared with an operating loss of $785,000 in 1997. The decreased loss is due to the lower operating expenses and higher gross profits in 1998 as compared with 1997.
EDCO ENVIRONMENTAL

The management of EDCO Environmental focused its attention on increasing sales of environmental services, and reducing operating expenses. Sales were $1,152,000 in 1998, as compared with $1,320,000 in 1997, a decrease of $168,000 or approximately 12.7%. Gross profit was $627,000 in 1998, an increase of $261,000 from 1997. Gross Margin improved to approximately 54.4% of sales in 1998, as compared with approximately 27.7% of sales during 1997. The improved Gross Margin is primarily attributable to management's decision to discontinue low-margin construction operations at year-end 1997.

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

CHEMWAY (DISCONTINUED MARCH 31, 1998; SOLD DECEMBER 30, 1998)

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

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased $1,468,000 to $2,295,000 in 1998, as compared with $827,000 in 1997. Operating expenses in 1998 include a noncash charge of $1,133,000 in compensation expense, as a result of the application of APB25 with respect to certain incentive stock options which had previously been awarded to employees.

                         CAPITAL RESOURCES AND LIQUIDITY

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30, 1999, however the bank has waived such covenant defaults. Furthermore, the bank has agreed to revise the financial covenants and management believes the Company will be able to comply with the revised financial covenants during the foreseeable future, however there can be no assurance that the Company will be able to do so. See Note 6 to the Consolidated Financial Statements, included herein. Management intends to repay the existing bank debt with proceeds from the TSC Transaction, or alternatively, to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000, the payment of which the bank agreed to defer until the earlier of February 28, 2000 or the repayment of the loan; furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 as the loan obligations are not repaid by those respective dates. Interest expense in the year ended September 30, 1999 includes $513,000, reflecting the payments which were originally due June 30 and August 31, and accrued late charges thereon.

On July 21, 1999, the Company was notified that it had been approved for term loans totaling $10 million by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program ("B&I Loan".) Proceeds of the B&I Loan would be used to repay obligations owed under the Refinancing, and to provide working capital. The closing of the B&I Loan is contingent upon, among other things, the completion of environmental cleanup at several sites and obtaining a new revolving credit facility in order to provide a minimum of $2.5 million in availability. The Company has received a commitment from its present bank lender to provide revolving debt sufficient to meet the requirements of the B&I Loan.

In December 1999, the Company reached agreement to sell its Texas petroleum marketing and convenience store assets to TSC. Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for the fixed assets of the Texas petroleum marketing and convenience store segments. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.9 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. Management believes the TSC Transaction will close in March 2000, and will provide sufficient cash to repay the Company's existing bank debt, described above, although there can be no assurance that the transaction will close. See Notes 2 and 3 to the Consolidated Financial Statements, included herein.

In the event that the TSC Transaction does not close, the Company intends to proceed with the B&I Loan. There can be no assurance that management's plans will be successful. See Note 3 to the Consolidated Financial Statements included herein.

Cash and cash equivalents were $992,000 and $831,000 at September 30, 1999 and 1998, respectively. Primarily as a result of the reclassification of certain bank debt, the Company had a net working capital deficit of $9,723,000, as compared with a deficit of $163,000 at September 30, 1998.

Cash used by operating activities was comparable at $618,000 and $611,000 in the years ended September 30, 1999, and September 30, 1998, respectively.

The Company identified certain nonessential assets which it sold during the year ended September 30, 1999; assets disposed of during the current fiscal year included nonperforming convenience stores, the Company's investment in certain of its Special Purpose Lease locations, the Company's tire center, and the Company's Fuelman/Gascard franchise. The Company received proceeds of $1,606,000 from the sale of such assets during 1999. Cash provided by investing activities was $965,000 in 1998, as compared with $179,000 cash provided by investing activities during 1998.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000. The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company received an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of provision for income taxes of $1,203,000. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was initially recorded at its "fair value" of $6 per share, resulting in a carrying value of $9 million. Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock has declined in value to $0.265 per share at September 30, 1999. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000 in the year ended September 30, 1999.

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.265 at September 30, 1999.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its Annual Report on Form 10-KSB for the year ended December 31, 1998, Affiliated's management stated:
        MANAGEMENT BELIEVES THAT CURRENT DISCUSSIONS WITH INVESTORS WILL YIELD SUFFICIENT ADDITIONAL CAPITAL TO CONTINUE ITS ACQUISITION STRATEGY AND TO FUND FUTURE OPERATIONS, AND THAT THESE ACQUISITIONS WILL GENERATE SUFFICIENT REVENUES TO OPERATE INDEPENDENTLY AND PROVIDE AN ASSET BASE FOR CONTINUED GROWTH. THERE IS NO ASSURANCE, HOWEVER THAT THE COMPANY WILL BE SUCCESSFUL IN RAISING EQUITY AND CONTINUING AS A GOING CONCERN.
In its quarterly report on form 10-QSB, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million.

Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998 and the Company received proceeds of $131,250. The remaining proceeds of $131,250 were received in the quarter ended June 30, 1999.

During the year ended September 30, 1999, the Company received proceeds of $1,185,000, arising from the issuance of common stock.

A purported class action lawsuit has been filed against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonable possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters. See Note 15 to the Consolidated Financial Statements, included herein.

The Company has received notification from the Nasdaq stock exchange that it is not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company has scheduled a hearing on such matters with Nasdaq on January 14, 2000.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $6.3 million on January 10, 2000. Furthermore, the Company has previously announced that it intends to hold an annual shareholder meeting on February 28, 2000. There can be no assurance, however, that the Company will prevail at the hearing. The Company's ability to raise additional equity capital in the future could be adversely affected if the Company's common stock were no longer listed on a national exchange. As a result of matters discussed above, there is substantial doubt about the Company's ability to continue as a going concern.

                                    YEAR 2000

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may have been unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities were perceived to be at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, processing, distribution and financial systems.

The Company completed a Y2K readiness program with the objective of having all of the Company's significant Business Systems functioning properly with respect to the Y2K before January 1, 2000.

The first component of the Y2K readiness program was to identify the internal Business Systems of the Company that are susceptible to system failures or processing errors as a result of the Y2K issue.

The second component of the Y2K readiness program involved the actual remediation and replacement of Business Systems. The Company primarily utilized internal resources to complete this project. The Company substantially completed all remediation and replacement of internal Business Systems by December 1999. As part of the Y2K readiness program, significant service providers, vendors, suppliers, customers and governmental entities ("Key Business Partners") that are believed to be critical to business operations after January 1, 2000 were identified and the Company surveyed its Key Business Partners in an attempt to reasonably ascertain their stage of Y2K readiness.

The Company utilizes a limited number of Business Systems in the conduct of its operations, however due to the significant number of Key Business Partners, the Company believed that it could have experienced some disruption in its business due to the Y2K problem. More specifically, the Company could have been materially adversely affected if utilities, private businesses and governmental entities with which it does business or that provide essential services were not Y2K ready. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by January 1, 2000 included, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could have been materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. The Company has not experienced any significant disruptions or adverse effect as a result of the Y2K problem There can be no assurance, however, that the Company will not experience any adverse effect or disruptions in the future.

Concurrently with the Y2K readiness measures described above, the Company developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans included developing interim manual processes to ensure the continued operation of the businesses.

Since much of the Company's cost of its Y2K readiness program has been internal resources, who are also involved in other duties related to the Company's ongoing operations, the cost of the Y2K readiness program is not known, however the Company does not believe that such costs were material. The costs were expressed as they were incurred, and were substantially all funded through operating cash flow.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the current directors and executive officers of the Company.

        NAME             POSITION                                               AGE
Jerriel L. Evans, Sr.    Chairman of the Board, President and Chief              60
                         Executive Officer

Peter J. Losavio, Jr.    Vice Chairman of the Board                              58

Maybell H. Evans         Secretary                                               60

Darlene N. Jones         Director, Treasurer and Administrative Manager          41

Charles N. Way           Director, Vice President and Controller                 57

Richard A. Goeggel       Director, Vice President and Chief Financial Officer    48

Julie H. Edwards         Director                                                41

Carl W. Schafer          Director                                                63

Jerry L. Evans, Jr.      Vice President of Corporate Relations and               34
                         Human Resources

The principal occupation of each director and executive officer for at least the last five years is set forth below:

JERRIEL L. EVANS, SR. has been a member of the Company's Board of Directors since August, 1968. Mr. Evans founded the Company in 1968. Mr. Evans founded the Company in 1968 and has served as its Chairman of the Board, President and Chief Executive Officer since that time. Mr. Evans was born in Flint, Texas, in 1939 and subsequently moved to Woodsboro, Texas, where he graduated from Woodsboro High School in 1957. Mr. Evans attended San Antonio Community College where he majored in Business Administration. From 1954 to 1960, Mr. Evans owned and operated a gasoline service station. From 1960 to 1968, Mr. Evans was employed by Amoco Oil Company where he held various sales and managerial positions. In 1985, he was awarded top salesman for the Kansas City Region. Because the region comprised several states, the honor bestowed upon Mr. Evans was very prestigious. Additionally, in 1992, Mr. Evans was selected as a Regional Finalist for the Entrepreneur of the year Award granted annually by Ernst & Young and Merrill Lynch.

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

MAYBELL H. EVANS was a member of the Company's Board of Directors from August 1968 to June 1999. Ms. Evans has also served as the Company's Secretary since its inception. Ms. Evans was born in Holliday, Texas in 1939 and graduated from Sweeny High School, Sweeny Texas, in 1957. She joined the Company full time in 1968, managing accounts receivable, collections, and corporate affairs.

DARLENE E. JONES has been a member of the Company's Board of Directors since December, 1992. Ms. Jones is also Treasurer and serves as the Administrative Manager for the Company. She has held these positions since 1993. Ms. Jones was born in San Antonio, Texas, in 1958, and graduated from Bay City High School in 1976. She then attended and graduated in 1980 from Southwestern University where she received a Bachelor of Science degree in Biology/Chemistry. Subsequently, Ms. Jones complete course work involving computer systems technology. She joined the Company in 1980.

CHARLES N. WAY has been a member of the Company's Board of Directors since March 1982. Mr. Way also serves as the Vice President and Controller of the Company. He has held these positions since June 1980 and July 1998, respectively. Mr. Way previously served as the Company's Chief Financial Officer from June 1980 until June 1998. Mr. Way joined the Company in June of 1979. He was born in Houston, Texas, in 1942 and graduated from Jessie H. Jones High School in 1961. He received a B.B.A. degree in Accounting from Texas A&M University in 1966. He was employed with Texaco, Inc. from 1966 to 1968 where he served as an accountant. From 1968 to 1973, Mr. Way served as an Accounting Division Manager with Tenneco Oil Company. From 1973 to 1976, he was employed as a Controller with News, Inc. And Subsidiaries. From 1976 to 1979, Mr. Way owned and operated All- Ways Automotive Tire Service in Houston, Texas.

RICHARD A. GOEGGEL has been a member of the Company's Board of Directors since December 1998. Mr. Goeggel was born in St. Louis, Missouri in 1951 and earned his A.B. degree in Economics and M.B.A. in Finance & Accounting from Cornell University in 1974 and 1976 respectively. Until 1997, Mr. Goeggel was employed as Vice President and CFO of Truck Accessories Group, Inc. From 1995 to 1996 he served as financial advisor to the Board of Directors of Stanley Stores, Inc.; and from 1989 to 1995 he was employed with AppleTree Markets, Inc. as Vice President, treasurer and director. Mr. Goeggel joined the Company in January 1998 as financial advisor and was hired as Vice President and Chief Financial Officer in June 1998.

JULIE H. EDWARDS has been a member of the Company's Board of Directors since December 1997. Ms. Edwards was born in Charleston, West Virginia in 1959 and earned her Bachelor of Science degree in geology and geophysics from Yale University in 1980. Ms. Edwards earned her Masters degree in Business Administration/Finance from Wharton Graduate School in 1985. Ms. Edwards was employed with Smith Barney, Harris Upham & Co. from 1984 to 1991 and served as Vice President of Corporate Finance with Smith Barney, Harris Upham & Co., from 1988 to 1991. Since 1991, Mrs. Edwards has been employed with Wainco Oil Corporation as Senior Vice President of Finance and Chief Financial Officer.

CARL W. SCHAFER has been a member of the Company's Board of Directors since December 1992. Mr. Schafer was born in Chicago, Illinois in 1936 and obtained his primary and secondary education in Illinois. He received his Bachelor of Arts with distinction from the University of Rochester in 1958. He served with the U. S. Bureau of the Budget as a budget examiner (1961-1964), a legislative analyst (1964-1966), deputy director of budget preparation (1966-1968), director of budget preparation (1968-1969), and as staff assistant to the U. S. House of Representative Appropriations Committee (1969). He served with Princeton University as director of the budget (1969), treasurer (1972-1976), financial vice president, treasurer and chief financial officer (1976-1987). He served as a principal of Rockefeller and Company, Inc., from 1987 to 1990. He is currently president of the Atlantic Foundation, Princeton, New Jersey. He served as co-chairman of the New Jersey Governor's Task Force on improving New Jersey's Economic and Regulatory Climate from 1982 to 1983, and is currently a trustee or director of Roadway Express, Inc., Wainoco Oil Corporation, Nutraceutix, Inc., Electronic Clearing House, Inc., the Paine Webber and Guardian Groups of Mutual Funds, Harbor Branch Institution, Inc., the Jewish Guild for the Blind, the Johnson Atelier and School of Sculpture, and Hidden Lakes Gold Mines, Ltd. He is a member of the advisory council of Domain Partners and a member of the International Advisory Council of William Sword and Company, Inc.

JERRY L. EVANS, JR. has been with the Company for the past fifteen years having started with the Company as a Store Associate in 1983. Mr. Evans graduated from Bay City High School in 1983 and attended both Wharton Junior college and Southwest Texas State, where he focused on Communications and Political Science. Mr. Evans served as Vice President of Investor Relations from 1993 to 1998 when he was appointed Vice President of Corporate and Investor Relations and Human Resources in April 1998. Mr. Evans is active on several organization and community committees having served as Chairman of the Matagorda County Republican Party, City Councilman for Bay City, Chairman of the Home Rule Charter Commission and the Board of Directors of the Texas Petroleum Marketers and Convenience Store Association.

There are no family relationships between any directors and executive officers of the Company except that Jerriel L. Evans, Sr. and Maybell H. Evans are husband and wife and Jerry L. Evans, Jr. and Darlene E. Jones are their son and daughter, respectively.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended September 30, 1999 ("Fiscal 1999"), the Company's Board of Directors formally met on six occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors and Committees on which he served during Fiscal 1998. The Board of Directors has no committees other than the Compensation Committee and the Audit Committee.

The Company's Compensation Committee, which is comprised of Peter J. Lasavio (Chairman), Carl W. Schafer, and Julie H. Edwards, reviews and approves the compensation of the Company's executive officers and administers and interprets the Company's stock option plans. The Compensation Committee met or took action on two occasions during Fiscal 1999.

The Company's Audit Committee, which is comprised of Carl W. Schafer (Chairman), Peter J. Losavio, and Julie H. Edwards recommends the Company's independent auditors, reviews the scope of their engagement, consults with the auditors, reviews the results of their examination, acts as liaison between the Board of Directors and the auditors and reviews various Company policies, including those relating to accounting and internal controls. The Audit Committee met or took action on two occasions during Fiscal 1999.

COMPENSATION OF DIRECTORS

During Fiscal 1999, each director, who is not an employee of the Company, received $1,500 for each Board of Directors' meeting attended, or $500 for each committee meeting attended, which was held on a day other than a Board of Director's meeting day. The Company also pays its non-employee directors a monthly retainer fee of $500. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

On December 19, 1997, directors Edwards, Schafer and Losavio, were each granted options to purchase 7,500 shares of Common Stock at an exercise price of $1.625 per share under the ESI Stock Benefit Plan of 1995.

In December 1998, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $11.63 per share.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 1999, 1998, and 1997, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the company of the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 1999 who received compensation of at least $100,000 during the Fiscal 1999 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                                      -------------------------------------------   --------------------------------------
                                                                     OTHER ANNUAL   RESTRICTED
            NAME AND                                                 COMPENSATION     STOCK                    ALL OTHER
       PRINCIPAL POSITION             YEAR    SALARY($)   BONUS($)    ($)(1)         AWARDS($)   OPTIONS(#)  COMPENSATION
       ------------------             ----    --------    --------   ------------   ----------   ----------  -------------
Jerriel L. Evans, Sr.(2)
          Chairman of the Board, .    1999     96,250        -0-        --                         75,000          (2)
          President and ..........    1998    125,093        -0-        --            --           91,500          (2)
         Chief Executive Officer .    1997    125,093        -0-        -0-          1,210         --              (2)

Richard A. Goeggel (3)
           Vice-President and ....    1999    120,000        -0-        --                            -0-          --
           Chief Financial Officer    1998     85,000        -0-        --                         50,000          --
                                      1997        -0-        -0-        --                            -0-          --

Richard B. Dix (4)
         Executive Vice-President     1999     51,508        -0-        --            --               --          --
                                      1998    108,000        -0-        --            --           35,000          --
                                      1997        -0-        -0-        --            --               --          --

(1) Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

(2) In addition to the compensation for Mr. Evans set forth above, he also receives lease income for the rental of various properties used by the Company.

(3) Mr. Goeggel's employment with the company (including time spent as a consultant) began in January 1998.

(4) Mr. Dix's employment with the Company began in April 1998. Mr. Dix left the Company on June 11, 1999 to pursue other business interests.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning Options/SARs granted during Fiscal 1998 to the Named Officers.

                                                                 POTENTIAL REALIZABLE VALUE OF ASSUMED
                                                                     ANNUAL RATES OF STOCK PRICE
                                                                     APPRECIATION FOR OPTION TERM(2)

                           SHARES        % OF TOTAL
                         UNDERLYING      GRANTED TO       EXERCISE
                        OPTIONS/SARS     EMPLOYEES        OR BASE      EXPIRATION
      NAME               GRANTED(#)    IN FISCAL 1999   ($/SHARE)(1)      DATE       5%($)        10%($)
      ----               ----------    --------------   ------------   ----------  -------       -------
Jerriel L. Evans,  Sr.       75,000               76%           5.00      4/16/03  214,996       342,244

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

EMPLOYMENT AGREEMENTS

J. L. Evans, Sr. and the Company entered into an employment agreement, dated April 6, 1998, for Mr. Evans to serve as President and Chief Executive Officer of the Company through September 30, 2001. The agreement provides for an annual base salary of $120,000 during the first year of its term, $140,000 during the second year of its term, $150,000 during the third year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement also provides for an annual bonus in an amount equal to 7 1/2% of the net consolidated after-tax profits of the Company. The agreement provides that certain options granted to Mr. Evans will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Evans is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, (ii) four weeks paid vacation per year, (iii) term life insurance policies in the aggregate face amount of $2,000,000, and
(iv) a $500 per month non-accountable car allowance. The agreement also restricts Mr. Evans from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 1998, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

                                                                   AMOUNT AND
                                                                   NATURE OF
                                                                   BENEFICIAL       PERCENT OF
                     NAME AND ADDRESS(1)                          OWNERSHIP(2)       CLASS(3)
                     -------------------                         -------------      ----------
J. L. Evans Systems, Ltd., a Texas Limited Partnership            1,436,000(4)         35.7%
J. L. Evans, Sr.                                                  1,628,460(5)         40.4%
Maybell H. Evans                                                  1,459,300(6)         36.2%
Charles N. Way                                                       13,350              *
Richard A. Goeggel                                                  50,000(7)           1.2%
Darlene E. Jones                                                        0                *
J. L. Evans, Jr.                                                      2,420              *
Carl W. Schafer                                                     16,625(8)            *
          c/o The Atlantic Foundation
          16 Faber Road
          Princeton, NJ 08540
Peter J. Losavio, Jr.                                                 6,900              *
          8414 Bluebonnet Blvd., Suite 110
          Baton Rouge, LA 70810
Julie H. Edwards                                                    5,000(9)
           3826 Coleridge
           Houston, TX 77005
All executive officers and Directors as a group (10 persons)       1,746,055           43.4%

*       less than 1%

(1) Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial ower has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
(4) The general partner is J.L. Evans Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.
(5) Includes 1,436,000 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership. Includes 75,000 shares issuable upon the exercise of options.
(6) Includes 1,436,000 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.
(7) Includes 50,000 shares issuable to Mr. Goeggel upon the exercise of options.
(8) Includes 7,500 shares issuable to Mr. Schafer upon the exercise of options.
(9) Includes 5,000 shares issuable to Ms. Edwards upon the exercise of options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999, the Company leased three convenience store locations from Mr. J.L. Evans, Sr., the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. One ten-year lease commenced in December 1995 with monthly lease payments of $1,500 and allows for two five-year automatic renewals at the Company's option. The other location was sold by Mr. Evans in December 1998. The amounts paid under these leases were $54,300, $76,800, and $73,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Future minimum lease commitments as of September 30, 1999 are $9,500.

As of September 30, 1999, the Company rented on a month-to-month basis, five convenience store locations from Mr. Evans. Previously, the Company rented additional locations which were sold by Mr. Evans to unrelated parties. The total month-to-month rent paid for the year ended September 30, 1998 was $34,800 and $104,000 for the year ended September 30, 1997. All five locations were sold by Mr. Evans to unrelated parties in December 1997.

Other current assets at September 30, 1998 include a $111,000 note receivable from a former director which was refinanced from an earlier note. The note was paid in December 1998.

From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1999 and 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements, schedules and exhibits are filed as part of this report:

        (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.
        (3) Exhibits.
               See Index to Exhibits on sequential page 28.

(b)     Reports on Form 8-K:
        No Reports on Form 8-K were filed during the quarter ended September 30, 1999.


EVANS SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997





EVANS SYSTEMS, INC.
FORM 10-K
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------

                                       F-1
Report of Independent Accountants.......................................  F-2

Consolidated Balance Sheet at September 30, 1999 and 1998...............  F-3

Consolidated Statement of Operations for the Years Ended
  September 30, 1999, 1998 and 1997.....................................  F-4

Consolidated Statement of Cash Flows for the Years Ended
  September 30, 1999, 1998 and 1997.....................................  F-5

Consolidated Statement of Stockholders' Equity and Comprehensive Loss
  for the Years Ended September 30, 1999, 1998 and 1997.................  F-6

Notes to Consolidated Financial Statements..............................  F-7





Evans Systems, Inc.
Page 3
To the Board of Directors and Stockholders of












                                       F-2
                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Evans Systems, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive loss present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





PricewaterhouseCoopers LLP

Houston, Texas
January 13, 2000




EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these financial statements.
                                       F-7
[OBJECT OMITTED]





EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------

[OBJECT OMITTED]





EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------

[OBJECT OMITTED]





EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------------------

[OBJECT OMITTED]





EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------

                                       F-8
1.....DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      INVENTORIES
      Substantially all inventories are products held for sale. Inventories of oil and grease, automotive/chemical products, automotive accessories and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out (LIFO) method which resulted in inventory being $101,000 and $100,000 less at September 30, 1999 and 1998 than replacement cost. During 1999 inventory quantities were reduced. The reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which decreased cost of sales by $77,000.

      PROPERTY AND EQUIPMENT
      Property and equipment is stated at cost and is depreciated utilizing the straight-line method of computing depreciation over their estimated useful lives. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Repairs and maintenance are charged to expense as incurred. Expenditures for major additions and replacements which extend the lives of assets are capitalized and depreciated over their remaining estimated useful lives. The Company depreciates assets over the following estimated useful lives:

      Buildings                             15-41 years
                                            Life of lease, up to 31
      Leasehold improvements                years
      Equipment                             15 years
      Transportation equipment              5 years
      Office equipment                      5-7 years

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

      MARKETABLE SECURITIES
      The Company's investments classified as marketable securities are considered as "available for sale". Such securities are recorded at market value with unrealized gains and losses, net of income taxes, being recognized as a separate component of shareholders' equity. Any "other than temporary" impairment to the market value of the securities are recognized as expense during the period in which the impairment occurs.

      STOCK-BASED COMPENSATION PLANS
      The Company applies Accounting Principles Board Opinion No. 25,
      "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans.

      INCOME TAXES
      The Company and its subsidiaries file a consolidated federal income tax return.

      The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which more likely than not will be unrealized.

      EARNINGS (LOSS) PER SHARE
      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per common share for 1999, 1998 and 1997 since they would have resulted in an antidilutive effect on loss from continuing operations.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company has various financial instruments, including cash, trade receivables, marketable securities, accounts payable, accrued expenses, revolving credit facilities and notes payable. The carrying values of cash, trade receivables, accounts payable, accrued expenses and notes payable approximates current fair value. Revolving credit facilities are at variable market rates.

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

      CONCENTRATIONS OF CREDIT RISK
      The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds which are considered in the Company's investment strategy. A majority of the Company's trade receivables are from retail gasoline stations and convenience stores.
      Management believes that its credit and collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.
2.    AGREEMENT TO SELL OPERATIONS

      The Company agreed in December 1999 to sell its Texas petroleum marketing and convenience store operations for cash of $12,675,000 plus the assumption of capital lease obligations approximating $900,000 and the cost of inventory on hand at the closing date, estimated to be $2,400,000 also to be received in cash. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments.
3.    RESULTS OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS

      During the three years in the period ended September 30, 1999, the Company has recorded operating losses from continuing operations aggregating $11.1 million and net losses aggregating $19.6 million. At September 30, 1999, the Company has a working capital deficit of $9.7 million and stockholders' equity of $4.1 million. In addition, the Company is in violation of various debt covenants for which default has been waived by the bank through December 31, 1999 (Note 6).

      As described in Note 2, the Company has agreed to sell a major portion of its operating assets and is considering liquidating its remaining operating assets. The Company plans to use the proceeds from the sale of these assets to retire debt and provide working capital. The Company has disclosed that it is presently holding talks with several potential merger candidates in businesses unrelated to its historical business. However, there can be no assurance that any sale or potential merger can be consummated on terms which will allow the Company to meet its current and future obligations.

      Should the above noted transactions not be consummated, management has arranged to replace its existing bank debt with new financing. The new financing would have the effect of increasing the availability of working capital; however, the Company may ultimately be required to enter into other strategic transactions in order to generate positive cash flow and to meet its current and future obligations.

      The Company has received notification from the Nasdaq stock exchange that it is not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998 and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company has scheduled a hearing on such matters with Nasdaq for




      January 14, 2000. There can be no assurance, however, that the Company will prevail at the hearing. The Company's ability to raise additional equity capital in the future could be adversely affected if the Company's common stock were no longer listed on a national exchange.

      There can be no assurance that management's plans as described above will be successful.
4.    DISCONTINUED OPERATION AND LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

      In February 1998, the Company suspended the production activities of its ChemWay operation which was engaged in the packaging and marketing of automotive after-market chemical products. In March 1998, the Company made the decision to sell ChemWay and recorded an estimated loss on disposal of $705,000 (net of applicable income tax benefit of $395,000) which included a provision for losses of $200,000 during the phase-out period. The results of operations of ChemWay have been classified as discontinued operations and prior periods have been restated. Summary operating results are as follows (in thousands):

      [OBJECT OMITTED] (1) Through December 30, 1998.

      On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated). At that time, the Company received 1.5 million shares of common stock of Affiliated in exchange for all the outstanding common stock of ChemWay. In accordance with the terms of the sale agreement, on December 30, 1999, the Company became entitled to receive an additional one million shares of common stock of Affiliated since the average closing price of Affiliated common stock fell below an agreed-upon price. The Company recorded a gain on the sale, net of $1,203,000 of income taxes, of $3,973,000 in the first quarter of 1999. As a result of the sale, the estimated loss on disposal and the related provision for losses during the phase-out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998.

      Affiliated common stock is quoted on the Nasdaq Over-the-Counter Bulletin
      Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share at the transaction date resulting in the gain noted above. The
      Company's investment in Affiliated common stock is unregistered and illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to closing prices of $6.00,$0.63 and $0.27 at December 31, 1998, June 30, 1999 and
      September 30, 1999, respectively. At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 and a negative working capital balance of $912,605. Affiliated reported no revenues from operations and a loss from operations of $526,843 during the last six months of 1998. In its September 30, 1999 quarterly report on Form 10-QSB, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million.

      Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock has declined in value to $0.27 per share at September 30, 1999. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.
5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30 (in thousands):

      [OBJECT OMITTED]
6.    LONG-TERM DEBT

      Long-term debt is summarized as follows at September 30 (in thousands):

      [OBJECT OMITTED]

      On March 31, 1999, the Company amended its credit agreement with one of its bank lenders (the Refinancing), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first-lien position on all of the assets of the Company. The
      Refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. At
      September 30, 1999, the Company was in violation of substantially all of these covenants; however, the bank has waived such covenant defaults through December 31, 1999. Since there is no assurance that the Company can comply with the covenants subsequent to December 31, 1999, nor has the bank waived or amended such covenants past December 31, 1999, all of the debt due to this bank has been classified as current at September 30, 1999.

      The Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

      The Company's capital lease liability relates to the lease of the Company's information system and trucks which were capitalized using effective interest rates of 9.3% and 9%, respectively. At September 30, 1999 and 1998, the gross amount of assets recorded under capital leases was $1,436,000 and the related accumulated amortization was $878,000 and $658,000, respectively. Total future capital lease payments are $1,011,000 and include unearned interest of $142,000.

      As of September 30, 1999 (after consideration of the debt refinancing described above), scheduled principal maturities of long-term debt are as follows (in thousands):

      [OBJECT OMITTED]
7.    INCOME TAXES

      The provision for (benefit from) income taxes consists of the following
      (in thousands):

      [OBJECT OMITTED]

      The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

      [OBJECT OMITTED]

      Income taxes are attributable to the following (in thousands):

      [OBJECT OMITTED]

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

      [OBJECT OMITTED]

      At September 30, 1999, the Company had regular tax net operating loss carryforwards from continuing operations of $15.6 million available for federal income tax purposes which expire through 2019.

      Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.
8.    OPERATING LEASES

      The Company leases 25 convenience store locations and four other facilities under operating lease agreements with varying lives and terms.
      Three of these leases are with related parties (Note 10). At September 30, 1999, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

                  [OBJECT OMITTED]

      In addition, the Company rents six convenience store locations and other facilities on a month-to-month basis from various parties, including one from a related party (Note 10). Rent paid for these facilities totaled
      $20,200, $75,600 and $180,000 for the years ended September 30, 1999, 1998 and 1997.

      The Company has 12 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $493,950 as of September 30, 1999.
9.    COMMON STOCK

      On December 16, 1996, the Company declared a five percent stock dividend to stockholders of record on December 31, 1996 which was paid on January
      20, 1997.

      In August 1992, the Company issued warrants to purchase shares of the Company's common stock at an exercise price of $2.86 per share. In June
      1997, the Company extended the expiration date of the remaining warrants to August 1, 2002 and recorded compensation expense of $38,000. In 1999, 1998 and 1997, 54,938, 4,725 and 57,938 of such warrants were exercised.
      At September 30, 1999, warrants to purchase 10,000 shares are outstanding.

      In December 1994 and May 1995, the Company issued warrants to purchase
      262,500 shares of the Company's common stock at an exercise price of $4.76 per share. These warrants expired in May 1997 and December 1999.

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

      In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock which vested in fiscal 1998, 1997 and 1996, subject to achievements of certain profitability levels. In 1998, 1997 and 1996, such provisions were not met and all grants were canceled.

      In June 1996, an officer of the Company was awarded 525 shares of restricted common stock.

      In May and December 1997, the Company granted certain employees options to purchase an aggregate of 330,600 shares of common stock at exercise prices ranging from $1.31 to $4.00. The options vested upon the Company's common stock reaching a market value of $6.50 per share for five consecutive days as specified in the agreements. The grants would be canceled if such provisions were not met. The provisions were met in November 1998. The
      Company recorded compensation expense of $1.1 million and $229,000 for continuing and discontinued operations, respectively, in the fourth quarter of 1998 for the difference in the exercise prices of the options and the market price of the Company's stock at September 30, 1998.
      Additional compensation expense of $208,000 and $40,000 for continuing and discontinued operations, respectively, was recorded in the first quarter of 1999 for the difference in the market price of the Company's stock at September 30, 1998 and $6.50 per share.

      In December 1998, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $11.63 per share.

      In December 1998, the Company agreed to grant options to acquire 75,000 shares at $11.63 per share to its chief executive officer, subject to shareholder approval. Such options have not been granted.

      In May 1999, the Company granted certain employees options to receive an aggregate of 24,000 shares of common stock, of which 7,500 have subsequently expired. The shares vest one year from the date of grant and may be exercised 180 days thereafter. The closing price of the Company's common stock was $30.56 per share and $196,000 has been recorded as compensation expense in fiscal 1999.

      A summary of the option activity under the various plans follows:

      [OBJECT OMITTED]

      Although 79,000 options are outstanding at September 30, 1999, only 29,000 underlying common shares are registered under a plan.

      The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 are as follows:

      [OBJECT OMITTED]

      As of September 30, 1999, 79,000 options were outstanding with exercise prices ranging from $0 to $11.63, a weighted average remaining contractual life of 3.4 years and a weighted average option price of $2.97. Of these options outstanding, 42,500 were exercisable with a weighted average option price of $3.95.

      The Company applies APB 25 and related interpretations in accounting for its plans. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial
      Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
      (in thousands):

            [OBJECT OMITTED]

      The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 1999: no dividend yield, volatility of 92%, risk-free interest rate of 4.5% to 4.9% and an expected life of 3.7 to 5 years. For 1998, the following assumptions were used: no dividend yield, volatility of 40%, risk-free interest rate of 5.5
      - 5.7% and an expected life of five years.

      On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998. On January 4,
      1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to sell the shares back to the Company at $4 per share until ninety days following the registration of the shares.
10.   RELATED PARTY TRANSACTIONS

      During 1999, the Company leased three convenience store locations from Mr.
      J. L. Evans, the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 and allows for one five-year automatic renewal at the Company's option. One ten-year lease commenced in December 1995 with monthly lease payments of $1,500 and allows for two five-year automatic renewals at the Company's option. The other location was sold by Mr. Evans in December 1998. The amounts paid under these leases were $54,300, $76,800 and $73,000 for the years ended
      September 30, 1999, 1998 and 1997. Future minimum lease commitments as of September 30, 1999 are $119,500.

      As of September 30, 1997, the Company rented, on a month-to-month basis, five convenience store locations from Mr. Evans. Previously, the Company rented additional locations which were sold by Mr. Evans to unrelated parties. The total month-to-month rent paid for the year ended September
      30, 1998 was $34,800 and $104,000 for the year ended September 30, 1997.
      All five locations were sold by Mr. Evans to unrelated parties in December
      1997.

      Other current assets at September 30, 1998 include a $111,000 note receivable from a former director which was refinanced from an earlier note. The note was repaid in December 1998.

      From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 1999 and 1998.
11.   CONTINGENT LIABILITIES

      From time to time the Company exchanges refined products with suppliers by agreeing to purchase or sell refined products at a future date. Such activity could adversely affect the results of operations and financial condition of the Company if the market prices of such products were to fluctuate significantly. As of September 30, 1999, management believes the Company had no material risk related to such activities.

      The Company is a guarantor of a $210,000 obligation of ChemWay to a bank.
      During 1999, the Company paid $35,000 to satisfy its obligations under this guarantee.

      A purported class action lawsuit has been filed against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and the costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonably possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters.

      The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 1999, the Company had no knowledge of any legal proceedings, other than as described above, which, by themselves or in the aggregate, could be expected to have a material adverse effect on the Company.
12.   EMPLOYEE BENEFIT PLANS

      The Company established a defined contribution benefit plan, the ESI
      Employee Retirement Plan, effective July 1, 1997. Employees become eligible for participation in the plan upon attaining the age of 21 and completion of 12 consecutive months of employment and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. The Company recorded contributions to the plan of $61,000, $45,000 and $40,000 during fiscal 1999, 1998 and 1997, respectively.

      In 1992, the Company adopted an employee stock ownership plan to provide retirement benefits to eligible employees. The Company recorded contributions to the plan of $21,000 and $40,000 during fiscal 1998 and 1997, respectively. Effective December 31, 1998, the employee stock ownership plan was merged into the ESI Employee Retirement Plan.
13.   SEGMENT REPORTING

      During the year ended September 30, 1999, the Company adopted SFAS 131,
      "Disclosure About Segments of an Enterprise and Related Information".
      Prior years' segment information has been restated to conform to the current-year presentation. The Company has four reportable segments: Texas petroleum marketing, Texas convenience stores, Louisiana petroleum marketing and convenience store operations and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. As described in Note 2, the Company has agreed to sell its Texas petroleum marketing and convenience store operations. The Louisiana operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties, that is, at current market prices.

      Information concerning the Company's business activities is summarized as follows (in thousands):

   [OBJECT OMITTED]
(1)Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include investment in marketable securities, discontinued operations, income tax assets and corporate property and equipment.

      A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

      [OBJECT OMITTED]
14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

      [OBJECT OMITTED]

      [OBJECT OMITTED]
       (1) The second quarter of 1998 included an estimated loss, net of applicable taxes of $705,000, for the disposal of the ChemWay operation. The third quarter of 1998 includes an operating loss from ChemWay of $242,000. These estimated losses were reversed in the fourth quarter of 1998 as ChemWay was sold in December 1998 at a gain (Note
         4).
      (2)The fourth quarter of 1998 included $1.1 million in compensation expense for performance-based stock options charged to continuing operations (Note 9).


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EVANS SYSTEMS, INC.


                                             /s/ J.L. EVANS, SR.
                                            --------------------
                                            Jerriel L. Evans, Sr.
                                            Chairman of the Board and Chief
                                            Executive Officer

January 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


 /S/ J.L. EVANS, SR.                         /S/ RICHARD A. GOEGGEL
-----------------------------------------   -----------------------
Jerriel L. Evans, Sr., January 13, 2000     Richard A. Goeggel, January 13, 2000
Chairman of the Board and Chief Executive   Chief Financial Officer and Director
Officer

 /S/ CHARLES N. WAY                          /S/ CARL W. SCHAFER
-----------------------------------------   --------------------
Charles N. Way, January 13, 2000            Carl W. Schafer, January 13, 2000
Corporate Controller and Director           Director


 /S/ DARLENE E. JONES
---------------------
Darlene E. Jones, January 13, 2000
Treasurer and Director

 /S/ JULIE H. EDWARDS
---------------------
Julie H. Edwards, January 13, 2000
Director

                                INDEX TO EXHIBITS

   EXHIBIT                                                                  SEQUENTIAL PAGE
   NUMBER                     DESCRIPTION OF DOCUMENT                                NUMBER
   -------                    -----------------------                       ---------------
     3.1    Articles of Incorporation of the Company filed with the Texas
            Secretary of State on October 22, 19681. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
     3.2    Certificate of Amendment to Articles of Incorporation of Evans
            Systems, Inc., filed with the Texas Secretary of State on September
            21, 19921. Filed with May 11, 1993 filing of Form S-1 Registration
            #33-62684.
    3.3     Certificate Amendment of Articles of Incorporation of Evans Systems,
            Inc., filed with the Texas Secretary of State on April 9, 1993.
            Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
     3.4    By-Laws of the Company. Filed with May 11, 1993 filing of Form S-1
            Registration #33-62684.
    10.1    Phillips "66" Marketing Agreement dated October 21, 1986. Filed with
            May 11, 1993 filing of Form S- 1 Registration #33-62684.
    10.2    Amoco Lubricants Distributor Agreement dated June 21, 1990 and
            Schedule dated January 2, 1992. Filed with May 11, 1993 filing of
            Form S-1 Registration #33-62684.
    10.3    Diamond Shamrock Storage Lease dated July 12, 1985. Filed with May
            11, 1993 filing of Form S-1 Registration #33-62684.
    10.4    Star Enterprise "Texaco" Marketing Agreement effective July 1, 1993.
            Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.5    Shell Lubricants Reseller Agreement effective January 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.6    Texaco Lubricants agreement effective July 1, 1990. Filed with May
            11, 1993 filing of Form S-1 Registration #33-62684.
    10.7    Conoco Jobber Franchise Agreement effective April 1, 1990. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.8    Mobil Marine Distributor Agreement effective June 3, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.9    Form of Series B Warrants to Purchase Common Stock of Registrant.
            Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.10   Coastal Refinery & Marketing, Inc. Facilities Access Agreement,
            effective September 5, 1989. Filed with May 11, 1993 filing of Form
            S-1 Registration #33-62684.
    10.11   FINA Lubricants Marketing Agreement dated February 1, 1989. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.12   Texaco Terminating Agreement dated April 30, 1986. Filed with May
            11, 1993 filing of Form S-1 Registration #33-62684.
    10.13   Citgo Petroleum Distributor Franchise Agreement effective August 1,
            1992. Filed with May 11, 1993 filing of Form S-1 Registration
            #33-62684.
    10.14   Incentive Stock Option Plan. Filed with May 11, 1993 filing of Form
            S-1 Registration #33-62684.
    10.15   Form of Incentive Stock Option Agreement. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
    10.16   Summary Plan Description of E.S.O.P. Filed with May 11, 1993 filing of Form S-1 Registration #33- 62684.
    10.17   Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for
            the year ended September 30, 1994.
    10.18   Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1994.
    10.19   Employment Agreement with Richard A. Goeggel, effective June 16,
            1998, incorporated by reference from Exhibit 10.19 to the Company's
            Annual Report on Form 10-K for the year ended September 30, 1998.
    10.20   Employment Agreement with Richard B. Dix, effective April 16, 1998, incorporated by reference from Exhibit 10.20 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1998.
    10.21   Employment Agreement with J.L. Evans, Sr., effective April 6, 1998, incorporated by reference from Exhibit 10.21 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1998.

   EXHIBIT                                                                  SEQUENTIAL PAGE
   NUMBER                     DESCRIPTION OF DOCUMENT                                NUMBER
   -------                    -----------------------                       ---------------
    10.22   Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation,
            d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a
            Delaware corporation, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
            September 30, 1998.
    10.23   Amendment No. 1 to Stock Purchase Agreement, dated December 39, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way
            Energy, Inc., a Delaware corporation, incorporated by reference from
            Exhibit 10.23 to the Company's Annual Report on Form 10-K for the
            year ended September 30, 1998.
    10.24   Loan Agreement between the Company and Texas Commerce Bank National
            Association, dated as of August 30, 1996, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
            the three months ended March 31, 1999.
    10.25   Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on
            Form 10-Q for the three months ended March 31, 1999.
    10.26   Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on
            Form 10-Q for the three months ended March 31, 1999.
    10.27   Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on
            Form 10-Q for the three months ended March 31, 1999.
    10.28   Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on
            Form 10-Q for the three months ended March 31, 1999.
    10.29   Asset Purchase Agreement dated December 3, 1999, by and between TSC
            Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc., Evans
            Oil Co., EDCO, Inc., and Way Energy Systems, Inc. incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form
            8-K dated December 9, 1999.

   *10.30   Amendment to Loan Agreement dated June 30, 1999
   *10.31   Amendment to Loan Agreement dated August 31, 1999
   *10.32   Amendment to Loan Agreement dated November 30, 1999
   *22.0    Subsidiaries of Registrant
   *23.0    Consent to the incorporation by reference in the Company's
            Registration Statements on Forms S-3 and S-8 of the report of
            PricewaterhouseCoopers LLP included herein.
   *27.1    Financial Data Schedule.

o     Filed herewith.