Form 10-K405/A
period 1999-09-30
EVANS SYSTEMS INC
filed 2000-01-14
CIK 904901

AS FILED WITH THE SECURITIES EXCHANGE COMMISSION ON JANUARY 13, 2000
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                                   FORM 10-K/A
                                (Amendment No. 1)

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

In December 1999, the Company signed an agreement to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc., ("TSC") for cash consideration of $12.7 million. TSC also agreed to assume certain capital lease obligations which the Company estimates will total approximately $0.9 million at the time of closing. In addition, TSC will acquire the Company's inventories in the Texas petroleum marketing and Texas convenience store segments at the Company's cost, estimated by management at approximately $2.4 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders and other closing conditions. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments.

The Company has also announced that it is presently negotiating with potential merger partners.

During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." Prior year segment information presented below has been restated to conform to the current year presentation.

Operating results for each of the Company's segments follow (in thousands):

                                       YEAR ENDED       YEAR ENDED       YEAR ENDED
                                     SEPT. 30, 1999   SEPT. 30, 1998   SEPT. 30, 1997
                                     --------------   --------------   --------------
TEXAS PETROLEUM MARKETING
Revenue from External Customers....    $  50,164        $  64,458         $  92,477
Operating Loss ....................       (1,335)            (987)             (866)

TEXAS CONVENIENCE STORES
Revenue ...........................    $  22,873        $  25,626         $  29,351
Operating Loss ....................          (34)            (543)             (805)

LOUISIANA OPERATIONS
Revenue ...........................    $  12,694        $  12,878         $  14,848
Operating Loss ....................         (334)             (88)             (785)

EDCO ENVIRONMENTAL
Revenue ...........................    $   1,542        $   1,152         $   1,320
Operating Income (Loss) ...........          177              (81)             (399)

GENERAL AND ADMINISTRATIVE EXPENSES       (1,854)          (2,295)             (827)

TOTAL CONTINUING OPERATIONS
Revenue ...........................    $  87,273        $ 104,114         $ 137,996
Operating Loss ....................       (3,380)          (3,994)           (3,682)

CHEMWAY(1)
Revenue ...........................    $      75        $   2,268         $  10,967
Operating Income (Loss) ...........         (317)          (1,694)           (1,831)

TOTAL
Revenue ...........................    $  87,348        $ 106,382           148,963
Operating income (Loss) ...........       (3,697)          (5,688)           (5,513)

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

CHEMWAY (DISCONTINUED MARCH 31, 1998; SOLD DECEMBER 30, 1998)

ChemWay packages aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. On December 30, 1998, the Company completed the sale of ChemWay to an unrelated third party, Affiliated. The Company received 1,500,000 shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock at December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

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

ITEM 2. PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns 24 convenience stores with gasoline installations in Texas and Louisiana, and rents or leases another 25 convenience stores under varying terms.

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

A purported class action lawsuit has been filed in the Southern District of Texas against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonable possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters. See Note 15 to the Consolidated Financial Statements, included herein.

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

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). In December 1998, the Company sold ChemWay to Affiliated in a stock-for-stock transaction. See "ChemWay" below. In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to the stock.

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

In April 1999, the Company announced that it believed that future opportunities in the Texas Petroleum Marketing business was limited, and that it intended to divest itself of the Texas Petroleum Marketing and Louisiana Operations segments and reposition itself as a provider of e-commerce to the convenience store industry. The Company announced, in May 1999, that it had signed a letter of intent to acquire A-Free-Gift.Com, an internet marketing venture. The Company and A-Free-Gift.Com were unable to reach final agreement on a definitive purchase agreement, however, and the proposed acquisition was abandoned in October 1999.

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

                         CAPITAL RESOURCES AND LIQUIDITY

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30, 1999, however the bank has waived such covenant defaults through December 31, 1999. Since there is no assurance that the Company can comply with the covenants subsequent to December 31, 1999, nor has the bank waived or amended such covenants past December 31, 1999, all of the debt due to the bank has been classified as current at September 30, 1999.

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

In December 1999, the Company reached agreement to sell its Texas petroleum marketing and convenience store assets to TSC. Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for the fixed assets of the Texas petroleum marketing and convenience store segments. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.9 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. Management believes the TSC Transaction will close in late March 2000, and will provide sufficient cash to repay the Company's existing bank debt, described above, although there can be no assurance that the transaction will close. See Notes 2 and 3 to the Consolidated Financial Statements, included herein.

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

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000. The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of provision for income taxes of $1,203,000. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was initially recorded at its "fair value" of $6 per share, resulting in a carrying value of $9 million. Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock has declined in value to $0.265 per share at September 30, 1999. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000 in the year ended September 30, 1999.

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

The Company utilizes a limited number of Business Systems in the conduct of its operations, however due to the significant number of Key Business Partners, the Company believed that it could have experienced some disruption in its business due to the Y2K problem. More specifically, the Company could have been materially adversely affected if utilities, private businesses and governmental entities with which it does business or that provide essential services were not Y2K ready. The possible consequences of the Company or Key Business Partners not being fully Y2K compliant by January 1, 2000 included, among other things, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors, and inventory and supply obsolescence. Consequently, the business and results of operations of the Company could have been materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for a period of time after January 1, 2000. The Company has not experienced any significant disruptions or adverse effect as a result of the Y2K problem. There can be no assurance, however, that the Company will not experience any adverse effect or disruptions in the future.

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

(b)     Reports on Form 8-K:
        No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

EVANS SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997

EVANS SYSTEMS, INC.
FORM 10-K
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Report of Independent Accountants.......................................  F-2

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Houston, Texas
January 13, 2000

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                       1999         1998
                                                                   --------     --------
                           Assets

Current assets:
   Cash and cash equivalents ..................................    $    992     $    831
   Trade receivables, net of allowance for doubtful receivables
     of $290,000 and $264,000, respectively ...................       2,411        2,751
   Inventory ..................................................       2,984        3,714
   Income taxes receivable ....................................                      128
   Prepaid expenses and other current assets ..................         342          775
   Deferred income taxes ......................................                       78
   Current assets of ChemWay ..................................                    1,637
                                                                   --------     --------
      Total current assets ....................................       6,729        9,914
Property and equipment, net ...................................      14,896       17,037
Investment in marketable securities ...........................         398
Other assets ..................................................         319          837
Deferred income taxes .........................................                    1,125
Noncurrent assets of ChemWay ..................................                    3,535
                                                                   --------     --------

      Total assets ............................................    $ 22,342     $ 32,448
                                                                   --------     --------

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ......................    $  5,920     $  5,813
   Current portion of long-term debt ..........................       9,844        1,698
   Accrued interest ...........................................         688          206
   Current liabilities of ChemWay .............................                    2,034
                                                                   --------     --------
      Total current liabilities ...............................      16,452        9,751
Long-term debt ................................................       1,634       11,151
                                                                   --------     --------
      Total liabilities .......................................      18,086       20,902
                                                                   --------     --------
Commitments and contingencies
Redeemable common stock, 40,000 shares issued and
  outstanding .................................................         160
                                                                   --------
Stockholders' equity:
   Common stock, $0.01 par value, 15,000,000 shares
     authorized, 4,064,929 and 3,268,298 shares issued,
     respectively .............................................          41           33
   Additional paid-in capital .................................      15,686       13,811
   Accumulated deficit ........................................     (11,197)      (1,864)
   Treasury stock, 72,589 shares, at cost .....................        (434)        (434)
                                                                   --------     --------
      Total stockholders' equity ..............................       4,096       11,546
                                                                   --------     --------

      Total liabilities and stockholders' equity ..............    $ 22,342     $ 32,448
                                                                   --------     --------

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 1999          1998          1997
                                                       ---------     ---------     ---------
Revenue:
   Motor fuel sales (including consumer
     excise and state fuel taxes of $20,900,
     $20,000 and $20,391, respectively) ...........    $  70,243     $  83,830     $ 115,591
   Other sales and services .......................       17,030        20,284        22,405
                                                       ---------     ---------     ---------
      Total revenue ...............................       87,273       104,114       137,996
Cost of sales .....................................       75,419        90,246       123,231
                                                       ---------     ---------     ---------
Gross profit ......................................       11,854        13,868        14,765
                                                       ---------     ---------     ---------
Operating expenses:
   Employment expenses ............................        6,864         8,881         8,961
   Other operating expenses .......................        3,558         3,998         3,913
   Other general and administrative expenses ......        3,223         3,088         3,636
   Depreciation and amortization ..................        1,589         1,895         1,937
                                                       ---------     ---------     ---------
      Total operating expenses ....................       15,234        17,862        18,447
                                                       ---------     ---------     ---------
Operating loss ....................................       (3,380)       (3,994)       (3,682)
                                                       ---------     ---------     ---------
Other income (expense):
   Loss on impairment of marketable securities ....       (8,602)
   Gain (loss) on sale of assets ..................          381            46           (15)
   Interest income ................................           94            22            82
   Interest expense ...............................       (1,802)       (1,387)         (922)
   Other ..........................................          (44)                       (489)
                                                       ---------     ---------     ---------
      Total other income (expense) ................       (9,973)       (1,319)       (1,344)
                                                       ---------     ---------     ---------
Loss from continuing operations before income
  taxes ...........................................      (13,353)       (5,313)       (5,026)
Benefit from income taxes .........................          (47)         (708)       (1,568)
                                                       ---------     ---------     ---------
Loss from continuing operations ...................      (13,306)       (4,605)       (3,458)
Discontinued operations:
   Loss from discontinued operations of
     ChemWay to March 31, 1998, less
     applicable income taxes (Note 2) .............                       (848)       (1,346)
   Gain on disposal of ChemWay, net of
     income taxes of $1,203 .......................        3,973
                                                       ---------     ---------     ---------

Net loss ..........................................    $  (9,333)    $  (5,453)    $  (4,804)
                                                       ---------     ---------     ---------

Basic and diluted earnings (loss) per common share:
   Continuing operations ..........................    $   (3.46)    $   (1.48)    $   (1.12)
   Discontinued operations ........................         1.03         (0.27)        (0.44)
                                                       ---------     ---------     ---------

   Earnings (loss) per common share ...............    $   (2.43)    $   (1.75)    $   (1.56)
                                                       ---------     ---------     ---------

   Basic and diluted weighted average common
     shares outstanding ...........................        3,846         3,116         3,075
                                                       ---------     ---------     ---------

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

(IN THOUSANDS)                                               1999        1998        1997
                                                            -------     -------     -------
Cash flows from operating activities:-
   Net loss ............................................    $(9,333)    $(5,453)    $(4,804)
   Adjustments:
     Depreciation and amortization .....................      1,589       2,105       2,129
     Stock option compensation expense .................        404       1,401
     Deferred operating loss of ChemWay ................                   (644)
     Gain on disposal of ChemWay .......................     (5,176)
     Loss (gain) on sale of assets .....................       (381)        (46)         15
     Deferred income taxes .............................      1,203      (1,452)     (2,079)
     Loss on marketable securities .....................      8,602                     498
     Changes in assets and liabilities:
      Receivables ......................................        340       1,817         576
      Inventory ........................................        730       3,092         220
      Prepaid expenses and other .......................        883          71         359
      Accounts payable and accrued expenses ............        393      (1,684)      1,934
      Income taxes receivable/payable ..................        128         182        (273)
                                                            -------     -------     -------
        Net cash used by operating activities ..........       (618)       (611)     (1,425)
                                                            -------     -------     -------
Cash flows from investing activities:
   Capital expenditures ................................       (641)     (1,386)     (3,025)
   Proceeds from sale of marketable equity securities ..                              1,454
   Proceeds from sale of property and equipment ........      1,606       1,610         667
   Other ...............................................                    (45)        184
                                                            -------     -------     -------
        Net cash provided (used) by investing activities        965         179        (720)
                                                            -------     -------     -------
Cash flows from financing activities:
   New borrowings ......................................        322       1,715       3,962
   Reduction of long-term debt .........................     (1,693)     (1,863)     (3,478)
   Net proceeds from stock issuance ....................      1,185         114         165
                                                            -------     -------     -------
        Net cash provided (used) by financing activities       (186)        (34)        649
                                                            -------     -------     -------
Net increase (decrease) in cash and cash equivalents ...        161        (466)     (1,496)
Cash and cash equivalents, beginning of year ...........        831       1,297       2,793
                                                            -------     -------     -------

Cash and cash equivalents, end of year .................    $   992     $   831     $ 1,297
                                                            -------     -------     -------

Supplemental disclosure of cash flow information:
   Cash paid for interest ..............................    $ 1,320     $ 1,169     $ 1,178
   Cash paid for taxes .................................    $    47          58

Supplemental disclosure of noncash transactions:
   Acquisition of property by capital lease and
     issuance of debt ..................................                            $   209
   Sale of ChemWay in exchange for marketable
     equity securities (Note 4) ........................    $ 9,000

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                                RETAINED
                                       COMMON STOCK            ADDITIONAL     EARNINGS     UNREALIZED
                                 -------------------------       PAID-IN    (ACCUMULATED    LOSS ON        TREASURY
                                   SHARES         AMOUNT         CAPITAL      DEFICIT)     SECURITIES       STOCK           TOTAL
                                 ----------     ----------     ----------    ----------    ----------     ----------     ----------
Balance - September 30, 1996 ...  3,105,590     $       31     $   12,133    $    8,393    $     (375)    $     (434)    $   19,748

Warrants exercised .............     57,983              1            164                                                       165
Decrease in marketable equity
  securities valuation allowance                                                                  375                           375
Net loss for 1997 (comprehensive
  loss of $4,429) ..............                                                 (4,804)                                     (4,804)
                                 ----------     ----------     ----------    ----------    ----------     ----------     ----------

Balance - September 30, 1997 ...  3,163,573             32         12,297         3,589                         (434)        15,484

Warrants exercised .............    104,725              1            152                                                       153
Compensation expense
  recognized in connection
  with options granted .........                                    1,362                                                     1,362
Net loss and comprehensive
  loss for 1998 ................                                                 (5,453)                                     (5,453)
                                 ----------     ----------     ----------    ----------    ----------     ----------     ----------

Balance - September 30, 1998 ...  3,268,298             33         13,811        (1,864)                       (434)         11,546

Stock options exercised ........    383,818              4            711                                                       715
Warrants exercised .............     62,813              1            187                                                       188
Issuance of common stock .......    350,000              3            729                                                       732
Compensation expense
  recognized in connection
  with options granted .........                                      248                                                       248
Net loss and comprehensive
  loss for 1999 ................                                                 (9,333)                                     (9,333)
                                 ----------     ----------     ----------    ----------    ----------     ----------     ----------
Balance - September 30, 1999 ...  4,064,929     $       41     $   15,686    $  (11,197)   $     --       $     (434)    $    4,096
                                 ==========     ==========     ==========    ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Buildings                             15-41 years
      Leasehold improvements                Life of lease, up to 31
                                            years

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      Equipment                             15 years
      Transportation equipment              5 years
      Office equipment                      5-7 years

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

      MARKETABLE SECURITIES
      The Company's investments classified as marketable securities are considered as "available for sale". Such securities are recorded at market value with unrealized gains and losses, net of income taxes, being recognized as a separate component of shareholders' equity. Any "other than temporary" impairments to the market value of the securities are recognized as expense during the period in which the impairment occurs.

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

      EARNINGS (LOSS) PER SHARE
      The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per common share for 1999, 1998 and 1997 since they would have

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      resulted in an antidilutive effect on loss from continuing operations.

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

3.    RESULTS OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS

      During the three years in the period ended September 30, 1999, the Company has recorded operating losses from continuing operations aggregating $11.1 million and net losses aggregating $19.6 million. At September 30, 1999, the Company has a working capital deficit of $9.7 million and stockholders' equity of $4.1 million. In addition, the Company is in violation of

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      various debt covenants for which default has been waived by the bank through December 31, 1999 (Note 6).

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

      The Company has received notification from the Nasdaq stock exchange that it is not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998 and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company has scheduled a hearing on such matters with Nasdaq for

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      January 14, 2000. There can be no assurance, however, that the Company will prevail at the hearing. The Company's ability to raise additional equity capital in the future could be adversely affected if the Company's common stock were no longer listed on a national exchange.

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

                                                   YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                              1999(1)       1998         1997
                                             --------     --------     --------
Revenues ................................    $     75     $  2,268     $ 10,967
Earnings (loss) from operations .........         (32)      (1,694)      (1,831)
Income tax expense (benefit) ............                     (593)        (771)
Income (loss) of ChemWay ................         (32)      (1,262)      (1,346)
Loss deferred by the Company pending
  the sale of ChemWay ...................          32          414
                                             --------     --------     --------
Loss from discontinued operations
  as reported ...........................    $   --       $   (848)    $ (1,346)
                                             ========     ========     ========

      (1) Through December 30, 1998.

      On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated). At that time, the Company received 1.5 million shares of common stock of Affiliated in exchange for all the outstanding common stock of ChemWay. In accordance with the terms of the sale agreement, on December 30, 1999, the Company became entitled to receive an additional one million shares of common stock of Affiliated since the average closing price of Affiliated common stock fell below an agreed-upon price. The Company recorded a gain on the sale, net of $1,203,000 of income taxes, of $3,973,000 in the first quarter of 1999. As a result of the sale, the estimated loss on disposal and the related provision for losses during the phase-

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock has declined in value to $0.27 per share at September 30, 1999. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at September 30 (in thousands):

                                                             1999         1998
                                                            -------      -------
Land .................................................      $ 2,582      $ 2,698
Buildings ............................................        6,028        6,275
Leasehold improvements ...............................          795          766
Equipment ............................................       13,979       14,972
Transportation equipment .............................        1,639        2,533
Office equipment .....................................        2,475        2,292
                                                            -------      -------
                                                             27,498       29,536
Less - accumulated depreciation and amortization .....       12,602       12,499
                                                            -------      -------

Property and equipment, net ..........................      $14,896      $17,037
                                                            =======      =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
6.    LONG-TERM DEBT

      Long-term debt is summarized as follows at September 30 (in thousands):

                                                                1999      1998
                                                              -------    -------
Notes payable to banks, at prime to prime plus 3%,
  payable to 2003, secured by property and equipment,
  accounts receivable, inventory and common stock
  of subsidiaries ........................................    $ 9,958    $11,089
Capital lease liability ..................................        869        956
Notes payable, 8% to 11%, payable to 2005, secured
  by property, equipment, improvements, inventory,
  accounts receivable and 20,000 treasury shares .........        342        464
Other ....................................................        309        340
                                                              -------    -------
                                                               11,478     12,849
Less - current maturities ................................      9,844      1,698
                                                              -------    -------

      Total ..............................................    $ 1,634    $11,151
                                                              =======    =======

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

      The Company's capital lease liability relates to the lease of the Company's information system and trucks which were capitalized using effective interest rates of 9.3% and 9%, respectively. At September 30, 1999 and 1998, the gross amount of assets recorded

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      under capital leases was $1,436,000 and the related accumulated amortization was $878,000 and $658,000, respectively. Total future capital lease payments are $1,011,000 and include unearned interest of $142,000.

      As of September 30, 1999 (after consideration of the debt refinancing described above), scheduled principal maturities of long-term debt are as follows (in thousands):

      2000                                      $ 1,819
      2001                                        8,431
      2002                                          550
      2003                                          212
      2004                                          331
      Thereafter                                    135
                                               ---------
            Total                              $ 11,478
                                               =========


7.    INCOME TAXES

      The provision for (benefit from) income taxes consists of the following (in thousands):

                                            YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                      1999             1998              1997
                                    -------           -------           -------
Current:
   Federal ...............          $   (79)          $    43           $  (201)
   State .................               32               108               (31)
                                    -------           -------           -------
                                        (47)              151              (232)
                                    -------           -------           -------
Deferred:
   Federal ...............            1,056            (1,085)           (1,901)
   State .................              147              (137)             (178)
                                    -------           -------           -------
                                      1,203            (1,222)           (2,079)
                                    -------           -------           -------
      Total ..............          $ 1,156           $(1,071)          $(2,311)
                                    =======           =======           =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                                -------------------------------
                                                 1999        1998        1997
                                                -------     -------     -------
Taxes computed by applying
  federal statutory rate ...................    $(2,780)    $(2,279)    $(2,420)
State taxes, net of federal benefit ........        118        (120)       (137)
Stock option compensation expense ..........        150         518
Change in deferred tax asset valuation
  allowance ................................      3,900         782         231
Other, net .................................       (232)         28          15
                                                -------     -------     -------

      Total ................................    $ 1,156     $(1,071)    $(2,311)
                                                =======     =======     =======

      Income taxes are attributable to the following (in thousands):

                                                YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                           1999           1998           1997
                                          -------        -------        -------
Continuing operations .............       $   (47)       $  (708)       $(1,568)
Discontinued operations ...........         1,203           (363)          (743)
                                          -------        -------        -------
      Total .......................       $ 1,156        $(1,071)       $(2,311)
                                          =======        =======        =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                             SEPTEMBER 30,
                                                        -----------------------
                                                         1999            1998
                                                        -------         -------
Deferred tax liabilities:
   Book/tax depreciation differences ...........        $(2,520)        $(2,319)
   Other .......................................            (16)            (16)
                                                        -------         -------
      Total ....................................         (2,536)         (2,335)
                                                        -------         -------
Deferred tax assets:
   Net operating loss carryforward .............          5,307           3,508
   Marketable securities .......................          1,266
   Alternative minimum tax credit ..............            454             444
   Net capital loss carryforwards ..............            211             211
   Allowance for doubtful receivables ..........            107             284
   Expense accruals
   Investment tax credit .......................             26              26
   Section 263A inventory adjustment ...........             16              16
   Other .......................................             62              62
                                                        -------         -------
      Total ....................................          7,449           4,551
                                                        -------         -------
Valuation allowance ............................         (4,913)         (1,013)
                                                        -------         -------
Net deferred tax assets ........................        $  --           $ 1,203
                                                        =======         =======

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
8.    OPERATING LEASES

      The Company leases 25 convenience store locations and four other facilities under operating lease agreements with varying lives and terms. Three of these leases are with related parties (Note 10). At September 30, 1999, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

                    YEAR ENDED SEPTEMBER 30,

                    2000                              $  531
                    2001                                 459
                    2002                                 349
                    2003                                 268
                    2004                                 181
                    Thereafter                           881
                                                    ---------
                          Total                      $ 2,669
                                                    =========

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      In May 1998, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share in exchange for certain consulting services and recorded compensation expense of $38,500. The warrants were exercised in July 1998.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      In December 1998, the Company agreed to grant options to acquire 75,000 shares at $11.63 per share to its chief executive officer, subject to shareholder approval. Such options have not been granted.

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

      A summary of the option activity under the various plans follows:

                                                                   WEIGHTED-
                                                    NUMBER OF       AVERAGE
                                                      SHARES      OPTION PRICE
                                                     --------       --------
Outstanding at September 30, 1996 ..............      172,042       $   6.01

Granted in 1997 ................................       55,714           3.35
Expired in 1997 ................................     (138,550)          5.32
                                                     --------

Outstanding at September 30, 1997 ..............       89,206           5.42

Granted in 1998 ................................      403,800           1.67
Expired in 1998 ................................      (54,149)          5.00
                                                     --------

Outstanding at September 30, 1998 ..............      438,857           1.43

Granted in 1999 ................................       31,500           1.85
Exercised in 1999 ..............................     (383,818)          1.77
Expired in 1999 ................................       (7,539)           .03
                                                     --------

Outstanding at September 30, 1999 ..............       79,000
                                                     ========


      Although 79,000 options are outstanding at September 30, 1999, only 29,000 underlying common shares are registered under a plan.

      The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 are as follows:

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                1999      1998       1997
                                               -------   -------    -------
      Exercise price equals market price       $  7.59   $  1.32    $  1.89
      Exercise price exceeds market price                   1.59
      Exercise price is less than market price   30.55      1.82

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

                                                              YEAR ENDED
                                                             September 30,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
Net loss:
   As reported ...................................     $  (9,333)     $  (5,453)
   Pro forma .....................................        (9,412)        (4,171)
Basic and diluted loss per share:
   As reported ...................................     $   (2.43)     $   (1.75)
   Pro forma .....................................         (2.45)         (1.34)


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

      On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors. Such shares were issued on October 27, 1998. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      has the right to sell the shares back to the Company at $4 per share until ninety days following the registration of the shares.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

13.   SEGMENT REPORTING

      During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Prior years' segment information has been restated to conform to the current-year presentation. The Company has four reportable segments: Texas petroleum marketing, Texas convenience stores, Louisiana petroleum marketing and convenience store operations and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. As described in Note 2, the Company has agreed to sell its Texas petroleum marketing and convenience store operations. The Louisiana operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties, that is, at current market prices.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      Information concerning the Company's business activities is summarized as follows (in thousands):

                                  TEXAS         TEXAS                   ENVIRONMENTAL    OTHER
                                PETROLEUM    CONVENIENCE    LOUISIANA    REMEDIATION   RECONCILING  CONSOLIDATED
YEAR ENDED                      MARKETING       STORES      OPERATIONS     SERVICES     ITEMS (1)       TOTAL
                                ---------     ---------     ---------     ---------     ---------     ---------
September 30, 1999:-
   Revenues from external
     customers:
     Motor fuel sales ......    $  47,913     $  12,659     $   9,671                                 $  70,243
     Convenience store sales                      9,599         2,882                                    12,481
     Other .................        2,251           615           141     $   1,542                       4,549
   Intersegment revenues ...       14,239                                               $ (14,239)
                                ---------     ---------     ---------     ---------     ---------     ---------
      Total revenues .......    $  64,403     $  22,873     $  12,694     $   1,542     $ (14,239)    $  87,273
                                =========     =========     =========     =========     =========     =========
   Depreciation and
     amortization ..........        1,097           286           130            58            18         1,589
   Operating income (loss) .       (1,335)          (34)         (334)          177        (1,854)       (3,380)
   Segment assets ..........       11,698         6,360         2,115         1,284           885        22,342
   Expenditures for property
     and equipment .........          354            81           133                          73           641

September 30, 1998:-
   Revenues from external
     customers:
     Motor fuels sales .....    $  60,146     $  13,965     $   9,719                                 $  83,830
     Convenience store sales                     10,783         2,706                                    13,489
     Other .................        4,312           878           453     $   1,152                       6,795
   Intersegment revenues ...       15,074                                               $ (15,074)
                                ---------     ---------     ---------     ---------     ---------     ---------
      Total revenues .......    $  79,532     $  25,626     $  12,878     $   1,152     $ (15,074)    $ 104,114
                                =========     =========     =========     =========     =========     =========
   Depreciation and
     amortization ..........        1,205           369           147           112            17         1,895
   Operating income (loss) .         (987)         (543)          (88)          (81)       (2,295)       (3,994)
   Segment assets ..........       16,654         6,657         1,953           957         1,055        32,448
   Expenditures for property
     and equipment .........          655         1,188            52             5          (514)        1,386

September 30, 1997:-
   Revenues from external
     customers:
     Motor fuels sales .....    $  87,532     $  16,911     $  11,148                                 $ 115,591
     Convenience store sales                     11,583         3,239                                    14,822
     Other .................        4,945           857           461     $   1,320                       7,583
   Intersegment revenues ...       16,197                                               $ (16,197)
                                ---------     ---------     ---------     ---------     ---------     ---------
      Total revenues .......    $ 108,674     $  29,351     $  14,848     $   1,320     $ (16,197)    $ 137,996
                                =========     =========     =========     =========     =========     =========
   Depreciation and
     amortization ..........        1,311           310           134           165            17         1,937
   Operating income (loss) .         (866)         (805)         (785)         (399)         (827)       (3,682)
   Segment assets ..........       20,456         6,880         2,291         1,294         1,067        38,218
   Expenditures for property
     and equipment .........        1,528           754           153             3           587         3,025

(1)Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include investment in marketable securities, discontinued operations, income tax assets and corporate property and equipment.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
      A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                  YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                               1999         1998        1997
                                             --------     --------     --------
Total operating loss for reportable
  segments ..............................    $ (1,526)    $ (1,866)    $ (2,855)
Loss on impairment of marketable
  securities ............................      (8,602)
Interest income .........................          94           22           82
Interest expense ........................      (1,802)      (1,387)        (922)
Unallocated corporate expenses ..........      (1,854)      (2,128)        (827)
Other, net ..............................         337           46         (504)
                                             --------     --------     --------
Total consolidated loss from continuing
  operations before income taxes ........    $(13,353)    $ (5,313)    $ (5,026)
                                             ========     ========     ========

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

                                                YEAR ENDED SEPTEMBER 30, 1999
                                      -----------------------------------------------
                                         Q1           Q2           Q3           Q4
                                      --------     --------     --------     --------
Revenue ..........................    $ 20,998     $ 19,159     $ 24,258     $ 22,858
Gross profit .....................       3,393        2,816        3,176        2,469
Operating income (loss) ..........        (695)      (1,013)        (337)      (1,335)
Loss on impairment of marketable
  securities .....................                                (8,063)        (539)
Income (loss) from continuing
  operations .....................        (778)      (1,689)      (8,720)      (2,119)
Gain from sale of discontinued
  operations .....................       3,973
Net income (loss) ................       3,195       (1,689)      (8,720)      (2,119)

Basic and diluted loss per common
  share:-
   Income (loss) per common share:
     Continuing operations .......    $   (.22)    $   (.44)    $  (2.13)    $   (.55)
     Discontinued operations .....        1.13
                                      --------     --------     --------     --------
        Total ....................    $    .91     $   (.44)    $  (2.13)    $   (.55)
                                      ========     ========     ========     ========

                                             YEAR ENDED SEPTEMBER 30, 1998
                                      -----------------------------------------------
                                         Q1           Q2           Q3           Q4
                                      --------     --------     --------     --------
Revenue ..........................    $ 28,769     $ 24,600     $ 26,453     $ 24,292
Gross profit .....................       3,811        4,117        3,248        2,692
Operating income (loss) (2) ......        (510)          53         (548)      (2,989)
Loss from continuing operations ..        (574)        (180)        (365)      (3,486)
Loss from discontinued operations         (385)      (1,168)        (242)         947
Net loss (1) .....................        (959)      (1,348)        (607)      (2,539)

Basic and diluted loss per
  common share:-
   Income (loss) per common share:
     Continuing operations .......    $   (.19)    $   (.06)    $   (.12)    $  (1.11)
     Discontinued operations .....        (.12)        (.38)        (.08)         .30
                                      --------     --------     --------     --------
        Total ....................    $   (.31)    $   (.44)    $   (.20)    $   (.81)
                                      ========     ========     ========     ========

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------
     (1) The second quarter of 1998 included an estimated loss, net of applicable taxes of $705,000, for the disposal of the ChemWay operation. The third quarter of 1998 includes an operating loss from ChemWay of $242,000. These estimated losses were reversed in the fourth quarter of 1998 as ChemWay was sold in December 1998 at a gain (Note
         4).
      (2)The fourth quarter of 1998 included $1.1 million in compensation expense for performance-based stock options charged to continuing operations (Note 9).

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