Form 10-Q
period 1999-12-31
EVANS SYSTEMS INC
filed 2000-02-14
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 14, 2000
------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarter ended DECEMBER 31, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 9, 2000 were 4,032,340.

                             EVANS SYSTEMS, INC.

                                    INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                            Page Number
                                                                  -----------
            Condensed Consolidated Balance Sheet as of
            December 31, 1999 and September 30, 1999....................3

            Condensed Consolidated Statement of Income for the
            Three Months Ended December 31, 1999 and 1998...............4

            Condensed Consolidated Statement of Cash Flows for the
            Three Months Ended December 31, 1999 and 1998...............5

            Notes to the Condensed Consolidated Financial Statements....6

      Management's Discussion and Analysis of Financial Condition and
      Results of Operations............................................12


PART II.    OTHER INFORMATION

      Exhibits and Reports on Form 8-K
            A. Exhibits Index..........................................22
            B. Reports on Form 8-K.....................................22

      Signatures.......................................................22

PART I.     FINANCIAL INFORMATION
                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                          DECEMBER 31,    SEPTEMBER 30,
                                                              1999             1999
                                                          ------------     ------------
               ASSETS

Current Assets:
   Cash and cash equivalents .........................    $         60     $        992
   Trade receivables, net of allowance for doubtful
      accounts of $195,000 and $290,000, respectively            3,831            2,411
   Inventory .........................................           2,960            2,984
   Prepaid expenses and other current assets .........             497              342
                                                          ------------     ------------
      Total current assets ...........................           7,348            6,729

Property and equipment, net ..........................          14,651           14,896
Investment in marketable securities ..................             703              398
Other assets .........................................             203              319
                                                          ------------     ------------
         Total assets ................................    $     22,905     $     22,342
                                                          ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .............    $      7,256     $      5,920
   Current portion of long-term debt .................           9,922            9,844
   Accrued interest ..................................             981              688
                                                          ------------     ------------
      Total current liabilities ......................          18,159           16,452
Long-term debt .......................................           1,273            1,634
                                                          ------------     ------------
      Total liabilities ..............................          19,432           18,086
                                                          ------------     ------------
Commitments and contingencies
Redeemable common stock, 40,000 shares issued and
   outstanding .......................................             160              160
                                                          ------------     ------------

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
   authorized, 4,064,929 and  4,064,929 shares issued,
   respectively ......................................              41               41
   Additional paid-in capital ........................          15,812           15,686
   Accumulated deficit ...............................         (12,145)         (11,197)
   Unrealized gain on marketable securities ..........              39             --
   Treasury stock, 72,589 shares, at cost ............            (434)            (434)
                                                          ------------     ------------
      Total stockholders' equity .....................           3,313            4,096
                                                          ------------     ------------
         Total liabilities and stockholders' equity ..    $     22,905     $     22,342
                                                          ============     ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                 THREE MONTHS ENDED DECEMBER 31,
                                                  ----------------------------
                                                      1999            1998
                                                  ------------    ------------
Revenue:
   Refined product sales .......................  $     18,481    $     16,676
   Other sales and services ....................         3,531           4,322
                                                  ------------    ------------
   Total revenue ...............................        22,012          20,998

Cost of sales ..................................        19,427          17,605
                                                  ------------    ------------

Gross profit ...................................         2,585           3,393
                                                  ------------    ------------

Operating expenses:
   Employment expenses .........................         1,459           2,055
   Other operating expenses ....................           800           1,002
   General & administrative expenses ...........           620             604
   Depreciation and amortization ...............           373             427
                                                  ------------    ------------
   Total operating expenses ....................         3,252           4,088
                                                  ------------    ------------
Operating loss .................................          (667)           (695)

Other income (expense)
   Interest expense, net .......................          (555)           (272)
   Gain on sale of assets ......................             1             221
   Other, net ..................................             7             (32)
                                                  ------------    ------------

Loss before benefit from income taxes ..........        (1,214)           (778)

Benefit from income taxes ......................          --              --
                                                  ------------    ------------

Loss from continuing operations ................        (1,214)           (778)

Discontinued operations:
   Gain on disposal of ChemWay, net of
   taxes of $0 and $1,203 ......................           266           3,973
                                                  ------------    ------------

Net income (loss) ..............................  $       (948)   $      3,195
                                                  ============    ============
Unrealized gain on marketable securities .......            39            --
                                                  ------------    ------------
Comprehensive income (loss) ....................  $       (909)   $      3,195
                                                  ============    ============
Basic and diluted earnings (loss) per share:
   Continuing operations .......................  $       (.30)   $       (.22)
   Discontinued operations .....................           .06            1.13
                                                  ------------    ------------
   Net income (loss) ...........................  $       (.24)   $       0.91
                                                  ============    ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           THREE MONTHS ENDED DECEMBER 31,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
Cash flows from operating activities:
   Net income (loss) ...................................    $       (948)    $      3,195
   Adjustments:
      Depreciation and amortization ....................             373              427
      Deferred income taxes ............................            --              1,203
      Loss (gain) on sale of fixed assets ..............              (1)            (221)
      Gain on disposal of discontinued operations ......            (266)          (5,176)
      Stock option compensation expense ................             126              248
      Changes in working capital:
         Current assets ................................          (1,551)             187
         Current liabilities ...........................           1,629              365
                                                            ------------     ------------
   Total adjustments ...................................             310           (2,967)
                                                            ------------     ------------
Net cash provided (used) by operating activities .......            (638)             228
                                                            ------------     ------------

Cash flows from investing activities:
   Capital expenditures ................................            (163)            (166)
   Proceeds from sale of property and equipment ........              19              432
   Other, net ..........................................             134              (76)
                                                            ------------     ------------
Net cash provided (used) by investing activities .......             (10)             190
                                                            ------------     ------------

Cash flows from financing activities:
   Repayment on notes payable, net .....................            (284)            (231)
   Net proceeds from stock issuance ....................            --                156
                                                            ------------     ------------
Net cash used by financing activities ..................            (284)             (75)
                                                            ------------     ------------

Net increase (decrease) in cash ........................            (932)             343
Cash and cash equivalents, beginning of period .........             992              831
                                                            ------------     ------------
Cash and cash equivalents, end of period ...............    $         60     $      1,174
                                                            ------------     ------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K of Evans Systems, Inc. (the "Company") for the year ended September 30, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results which may be expected for the year ending September 30, 2000.

During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." Prior year segment information presented below has been restated to conform to the current year presentation.

NOTE B - PROPOSED ASSET SALE

In December 1999, the Company reached agreement to sell its Texas petroleum marketing and convenience store assets (the "TSC Transaction") to TSC Services, Inc. ("TSC"). Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for the fixed assets of the Texas petroleum marketing and convenience store segments. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.9 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. Management believes the TSC Transaction will close in April 2000, and will provide sufficient cash to repay the Company's existing bank debt, described above, although there can be no assurance that the transaction will close.

NOTE C - PROPOSED MERGER WITH I-NET

On January 23, 2000, the Company executed a Plan of Merger (the "Merger Agreement") by and among the Company, and I-Net Holdings, a Delaware Corporation ("I-Net"), pursuant to which I-Net Acquisition Corp. will be merged with and into I-Net (the "Merger"). I-Net, a new company based in Dallas, Texas, will be mainly engaged in acquiring, developing and managing a network of business-to-business electronic commerce companies. Upon consummation of the Merger, I-Net will become a wholy-owned subsidiary of the Company, the outstanding shares of I-Net will be converted into an aggregate of approximately 15,000,000 shares of the Company's common stock, $.01 par value per share (the "Company Common Stock"), and the outstanding options to purchase shares of I-Net common stock will entitle the holders thereof to purchase an aggregate of approximately 4,000,000 shares of Company Common Stock. If the TSC Transaction and Merger are approved and consummated, the Company's historical operations and its business focus will change. In addition, the exchange of shares with the shareholders of I-Net and the election of I-Net's nominees to the Company's Board of Directors will result in a change of control of the Company.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Merger is contingent upon, among other things, approval by the Company's shareholders, closing of the TSC Transaction, and a requirement that I-Net raise approximately $15 million in cash to be used to fund the combined company's planned internet and electronic commerce operations. There can be no assurance that such conditions will be satisfied or that the merger will be consummated.

NOTE D - LONG-TERM DEBT

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all then outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30 and December 31, 1999, however the bank has waived such covenant defaults through December 31, 1999. Since there is no assurance that the Company can comply with the covenants subsequent to December 31, 1999, nor has the bank waived or amended such covenants past December 31, 1999, all of the debt due to this bank has been classified as current at December 31, 1999. Management intends to repay the existing bank debt with proceeds from the TSC Transaction, as defined above, or in the event such transaction is not consummated, to replace the existing bank debt with new financing, discussed in Note B, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000, the payment of which the bank agreed to defer until the earlier of February 28, 2000 or the repayment of the loan; furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 as the loan obligations were not repaid by those respective dates. Interest expense in the three months ended December 31, 1999 includes $269,000, reflecting the December 31, 1999 fee, and accrued late charges on the deferred fees, discussed above.

On January 26, 2000, the Company closed on an additional $1 million credit facility with its principal bank lender. The new loan is secured by the Company's general offices, 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, which are located on three acres of land approximately 1/2 mile north of the Company's former general offices on Highway 60. The loan is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be payable to the Company as a result of the TSC Transaction. Proceeds of the new loan will be used for working capital, and to fund expenses necessary to close the

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

TSC Transaction or the B&I Loan. Interest on the $1 million loan will accrue at an annual rate of two percent above the bank's established prime lending rate, and is payable monthly. The note is payable on the earlier of (i) the consummation of the TSC Transaction, (ii) closing of the B&I Loan, or (iii) May 1, 2000.

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

NOTE E - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE F - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending December 31, 1999 and December 31, 1998 were computed using 4,032,340 and 3,497,853 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 1999 and 1998 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE G - SALE OF DISCONTINUED OPERATION

On December 30, 1998, the Company completed the sale of its subsidiary, ChemWay Systems, Inc. ("ChemWay") to an unrelated third party, Affiliated Resources Corporation ("Affiliated"). The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The Company also received an additional 1,000,000 shares of Affiliated common stock on December 30, 1999 pursuant to a "make whole" provision in the sales agreement. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share at the transaction date, resulting in a recorded gain of $3,973,000, net of a provision for income taxes of $1,203,000 in the quarter ended December 31, 1998.

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of

                             EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998, a closing price of $0.265 at September 30, 1999 and a closing price of $0.281 at December 31, 1999.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its quarterly report on Form 10-QSB for the quarter ended September 30, 1999, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million.

At September 30, 1999, management did not believe that the stock price of Affiliated would increase in the foreseeable future and determined that its investment in Affiliated common stock was permanently impaired. Accordingly, the Company recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

In December 1999, the Company received an additional 1,000,000 shares of Affiliated common stock, pursuant to a "make whole" provision in the sales agreement. The Company recorded a gain on sale of ChemWay of $266,000 in December 1999 to reflect receipt of the additional shares at their fair value. The Company recorded an unrealized gain of $39,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect an increase in fair value from $.265 at September 30, 1999 to $.281 at December 31, 1999.

NOTE H - CONTINGENT LIABILITIES

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

NOTE I - SEGMENT REPORTING

During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." The prior year's segment information has been restated to conform to the current-year presentation. The Company has four reportable segments: Texas petroleum marketing, Texas convenience stores, Louisiana petroleum marketing and convenience store operations, and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. As described in Note B, the Company has agreed to sell its Texas petroleum marketing and Texas convenience store segments. The Louisiana operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                    TEXAS         TEXAS                      ENVIRONMENTAL     OTHER
                                  PETROLEUM    CONVENIENCE     LOUISIANA      REMEDIATION   RECONCILING    CONSOLIDATED
           YEAR ENDED             MARKETING       STORES       OPERATIONS      SERVICES       ITEMS (1)       TOTAL
                                 ----------     ----------     ----------     ----------     ----------     ----------
Dec. 31, 1999-
   Revenues from external
    Customers:
      Motor fuel sales ......    $   12,471     $    3,624     $    2,353                                   $   18,448
      Convenience store sales                        2,267            762                                        3,029
      Other .................            98             85             45     $      307                           535
                                                ----------     ----------     ----------
   Intersegment revenues ....         4,085                                                  $   (4,085)          --
                                 ----------                                                  ----------     ----------
         Total revenues .....    $   16,654     $    5,976     $    3,160     $      307     $   (4,085)    $   22,012
                                 ==========     ==========     ==========     ==========     ==========     ==========

   Depreciation and
    amortization ............           257             67             32             13              4            373
   Operating income (loss) ..           (88)           (21)          (233)            78           (403)          (667)


Dec. 31, 1998-
   Revenues from external
    Customers:
      Motor fuel sales ......    $   11,534     $    2,979     $    2,163                                   $   16,676
      Convenience store sales                        2,425            651                                        3,076
      Other .................           756            150             35     $      305                         1,246
   Intersegment revenues ....         4,053           --             --             --       $   (4,053)          --
                                 ----------     ----------     ----------     ----------     ----------     ----------
         Total revenues .....    $   16,343     $    5,554     $    2,849     $      305     $   (4,053)    $   20,998
                                 ==========     ==========     ==========     ==========     ==========     ==========

   Depreciation and
    amortization ............           292             82             33             16              4            427
   Operating income (loss) ..           118            (11)          (199)          (114)          (489)          (695)

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                       QUARTER ENDED DEC. 31
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
Total operating loss for reportable segments ....... $     (264)    $     (206)

Gain on sale of discontinued operation .............        266          3,973
Interest expense, net ..............................       (555)          (272)
Unallocated corporate expenses .....................       (403)          (489)
Other, net .........................................          8            189
                                                     ----------     ----------
Total consolidated loss from continuing
operations before income taxes ..................... $     (948)    $    3,195
                                                     ==========     ==========

NOTE J - MANAGEMENT'S PLANS

In order to continue as a going concern, the Company must either close the TSC Transaction or the B&I Loan, as described above, complete the Merger with I-Net or otherwise raise additional capital and, ultimately, generate cash flow from operations. There can be no assurance that management's plans will be successful.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 1999 and 1998. This is the first quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED            ENDED
                                                  DECEMBER 31,     DECEMBER 31,
                                                      1999             1998
                                                  ------------     ------------
                                                 (IN THOUSANDS)   (IN THOUSANDS)
TEXAS PETROLEUM MARKETING
Revenue ......................................    $     12,569     $     12,290
Gross profit .................................             963            1,680
Operating expenses ...........................           1,051            1,562
                                                  ------------     ------------
Operating loss ...............................             (88)             118

TEXAS CONVENIENCE STORES
Revenue ......................................    $      5,976     $      5,554
Gross profit .................................           1,058            1,257
Operating expenses ...........................           1,079            1,268
                                                  ------------     ------------
Operating loss ...............................             (21)             (11)

LOUISIANA OPERATIONS
Revenue ......................................    $      3,160     $      2,849
Gross profit .................................             339              359
Operating expenses ...........................             572              558
                                                  ------------     ------------
Operating loss ...............................            (233)            (199)

EDCO ENVIRONMENTAL
Revenue ......................................    $        307     $        305
Gross profit .................................             225               97
Operating expenses ...........................             147              211
                                                  ------------     ------------
Operating income (loss) ......................              78             (114)

GENERAL AND ADMINISTRATIVE EXPENSES ..........    $       (403)    $       (489)
                                                  ------------     ------------

TOTAL
Revenue ......................................    $     22,012     $     20,998
Gross profit .................................           2,585            3,393
Operating expenses ...........................           3,252            4,088
                                                  ------------     ------------
Operating loss ...............................            (667)            (695)

Consolidated revenues increased $1,014,000 or approximately 487% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The increase, however, is attributable to significantly higher fuel prices which prevailed during the current year period. Fuel sales increased $1,805,000 or approximately 10.8% while other sales and services declined $791,000 or approximately 18.3% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The decline in other sales and services is due to the Company's decision to discontinue servicing lower volume customers, and to close underperforming convenience stores during 1999. See segment discussions, below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated gross profit declined $808,000 or approximately 23.8% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. Gross profit expressed as a percentage of sales, "Gross Margin", declined to approximately 11.7% of sales in the quarter ended December 31, 1999, as compared with approximately 16.2% of sales in the quarter ended December 31, 1998. The decline in Gross Margin is primarily due to reduced Gross Margins in motor fuels.

Operating expenses declined $836,000 or approximately 20.4% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The decline is primarily due to a general reduction in staff during 1999. Operating expenses in the quarters ended December 31, 1999 and December 31, 1998 included noncash charges of $126,000 and $205,000, respectively, for compensation expense on employee stock options. Adjusted for the noncash compensation charge, operating expenses declined $757,000 or approximately 19.4%.

Operating losses were comparable in the quarters ended December 31, 1999 and 1998. The effect of lower sales and gross profits on operating loss in the current year period was offset by lower operating expenses.

Loss from continuing operations increased to $1,214,000 in the quarter ended December 31, 1999, as compared with $778,000 in the quarter ended December 31, 1998. The increased loss from continuing operations is primarily a result of higher interest expense in the current year period; the quarter ended December 31, 1998 also included a $221,000 gain on sale of fixed assets. Interest expense in the current year period includes an accrual of $269,000 in fees to the Company's primary bank lender. See Note D to the unaudited condensed consolidated financial statements included herein.

The Company recorded an addition to the gain on sale of ChemWay in December 1999 of $266,000, reflecting the receipt by the Company of an additional 1,000,000 shares of Affiliated common stock. See Note G to the unaudited condensed consolidated financial statements included herein.

Comprehensive loss of $909,000 reflects an unrealized gain on marketable securities of $39,000 to adjust the carrying value of the Company's 2,500,000 shares of Affiliated common stock to its fair value at December 31, 1999. See Note G to the unaudited condensed consolidated financial statements included herein.


TEXAS PETROLEUM MARKETING SEGMENT

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:


      A. Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company's agreements with such independent store operators ("Special Purpose Leases"), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

      B. Independently owned gasoline stations and convenience stores ("Open Dealers") to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues increased $279,000, or approximately 2.3% to $12,569,000 in the quarter ended December 31, 1999, as compared with revenues of $12,290,000 in the quarter ended December 31, 1998. The increase in revenues is due to higher fuel prices which prevailed during the current year. Fuel sales in gallons declined approximately 8.5%, to 10,614,000 gallons, as compared with 11,597,000 gallons in the quarter ended December 31, 1998. The decline in fuel sales in gallons is primarily due to the closing of underperforming outlets.

Gross profit declined $717,000 or approximately 42.7% to $963,000 in the quarter ended December 31, 1999, as compared with $1,680,000 in the quarter ended December 31, 1998. Gross profit expressed as a percentage of sales, "Gross Margin", declined to approximately 7.7% of sales in the quarter ended December 31, 1999, as compared with approximately 13.7% of sales in the quarter ended December 31, 1998. Gross profit per gallon declined to approximately $0.091 as compared with $0.145 in the quarters ended December 31, 1999 and 1998, respectively. The decline in Gross Margin, and gross profit per gallon, is partially due to the conversion of a number of the Company's outlets from a Special Purpose Lease arrangement to an Open Dealer status, as well as to competitive conditions in the Company's market areas. The decline in gross profit is primarily due to the reduced sales volume (in gallons), and secondarily due to lower margins during the quarter ended December 31, 1999.

Operating expenses in the quarter ended December 31, 1999 declined $511,000 or approximately 32.7% as compared with the quarter ended December 31, 1998. The decline is primarily due to staff reductions which were implemented during 1999.

The Texas petroleum marketing segment's operating loss of $88,000 in the quarter ended December 31, 1999, as compared to an operating profit o f $118,000 in the quarter ended December 31, 1998, is attributable to the reduced sales volumes (in gallons) and the lower Gross Margins which prevailed during the current year period, partially offset by the Company's expense reduction programs.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 17 stores during the quarter ended December 31, 1999, as compared with 19 stores in the quarter ended December 31, 1998.

Total revenues in the quarter ended December 31, 1999 increased $422,000 or approximately 7.6% to $5,976,000, as compared with $5,554,000 in the quarter ended December 31, 1998. The increase is due to higher fuel prices which prevailed during the current year. Although fuel sales increased $645,000 or approximately 21.6% to $3,624,000 in the quarter ended December 31, 1999, as compared with $2,979,000 in the quarter ended December 31, 1998, fuel sales in gallons declined approximately 3.6% in the current year period. Merchandise sales declined $158,000 or approximately 6.5% to $2,267,000 in the quarter ended December 31, 1999, as compared with $2,425,000 in the quarter ended December 31, 1998.

Gross profit declined $199,000 or approximately 15.8% to $1,058,000 as compared with $1,257,000 in the quarter ended December 31, 1998. Gross Margin declined to approximately 17.7% of sales in the quarter ended December 31, 1999, as compared with approximately 22.6% of sales in the quarter ended December 31, 1998. The decline is primarily due to the lower margins on fuel which prevailed during the current year period. Gross Margin on fuel declined to approximately 7.7%of fuel sales in the quarter ended December 31, 1999 as compared with approximately 10.1% in the quarter ended December 31, 1998. Fuel gross profit per gallon declined to approximately $0.096 per gallon in the current quarter, as compared with approximately $0.100 in the comparable prior year quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses declined $189,000 or approximately 14.9% to $1,079,000 in the quarter ended December 31, 1999, as compared with $1,268,000 in the quarter ended December 31, 1998. The decline is primarily due to reduced labor expenses, resulting from staff reductions which occurred during 1999, and to the closing of two underperforming stores during 1999; personnel costs declined $113,000 or approximately 16.2% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998.

The Texas Convenience Store segment incurred an operating loss of $21,000 in the quarter ended December 31, 1999, as compared with a loss of $11,000 in the quarter ended December 31, 1998. The increased loss is due to the lower merchandise sales and lower gross profit in the current quarter, partially offset by reduced operating expenses.

LOUISIANA OPERATIONS

At September 30, 1999, the Louisiana Operations segment is comprised of a bulk fuel storage and distribution facility, seven convenience stores with gasoline, and a full-service gasoline station without a convenience store, all located in and around Lake Charles, Louisiana. During the quarter ended December 31, 1999, the Company took possession of four convenience stores which it had previously leased to an independent operator, whom the Company supplied with fuel through a supply agreement. Three of such locations were closed and the Company is presently operating one of those locations. The Company has previously announced its intention to sell its Louisiana Operations.

Total revenues increased $311,000 or approximately 10.9% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The increase is primarily attributable to higher overall fuel prices which prevailed during the current year period. Fuel sales increased $190,000 or approximately 8.8% to $2,353,000 in the quarter ended December 31, 1999 as compared with $2,163,000 in the quarter ended December 31, 1998. Fuel sales in gallons, however, declined 505,000 or approximately 18.5% to 2,217,00 gallons in the quarter ended December 31, 1999, as compared with 2,722,000 gallons in the quarter ended December 31, 1998. Convenience store merchandise sales increased $111,000 or approximately 17.02% to $762,000 in the quarter ended December 31, 1999 as compared with $651,000 in the quarter ended December 31, 1998. The increase in merchandise sales is attributable to the Company's adoption of an aggressive pricing policy designed to increase customer traffic.

Gross profit decreased $20,000 or approximately 5.6% in the quarter ended December 31, 1999. Gross Margin declined to approximately 10.7% of sales in the quarter ended December 31, 1999, as compared with approximately 12.6% of sales in the quarter ended December 31, 1998. The decline in Gross Margin primarily reflects the competitive market conditions for fuels which prevailed during the current year period, and the Company's adoption of more aggressive merchandise pricing in its convenience stores, discussed above.

Operating expenses were comparable in the two comparable periods; operating expenses increased $14,000 or approximately 2.5% in the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998. The Company incurred expenses of $18,000 associated with the repossession and closing of three convenience stores, discussed above. The Company has attempted to maintain a high level of customer service in its facilities in order to maintain the business of the Louisiana Operations segment.

Operating losses were comparable in the two comparable periods. The increased loss of $34,000 reflects reduced Gross Margins and the increase in operating expenses during the current year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues were comparable in the two comparable quarters.

Gross profit in the quarter ended December 31, 1999 increased $128,000 in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The increase in gross profit reflects a change in the segments business mix; during the current year period EDCO Environmental conducted operations which utilized less materials and more internal labor than in the previous year comparable quarter.

Operating expenses declined $64,000, reflecting a staff reduction which was implemented during 1999.

EDCO Environmental reported an operating profit of $78,000 in the quarter ended December 31, 1999, as compared with an operating loss of $114,000 in the quarter ended December 31, 1998. The improvement in operating results is attributable to the increased gross profits and reduced operating expenses in the current year period.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $86,000 or approximately 17.6% in the quarter ended December 31, 1999, as compared with the quarter ended December 31, 1998. The current year period includes legal and professional fees and other expenses associated with the negotiation of the TSC Transaction and the Merger, and $126,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options. The prior year period includes $205,000 in noncash compensation expense, resulting from the vesting of certain employee stock options.

                       CAPITAL RESOURCES AND LIQUIDITY

On January 23, 2000, the Company executed a Plan of Merger (the "Merger Agreement") by and among the Company, and I-Net Holdings, a Delaware Corporation ("I-Net"), pursuant to which I-Net Acquisition Corp. will be merged with and into I-Net (the "Merger"). I-Net, a new company based in Dallas, Texas, will be mainly engaged in acquiring, developing and managing a network of business-to-business electronic commerce companies. Upon consummation of the Merger, I-Net will become a wholy-owned subsidiary of the Company, the outstanding shares of I-Net will be converted into an aggregate of approximately 15,000,000 shares of the Company's common stock, $.01 par value per share (the "Company Common Stock"), and the outstanding options to purchase shares of I-Net common stock will entitle the holders thereof to purchase an aggregate of approximately 4,000,000 shares of Company Common Stock. If the TSC Transaction and Merger are approved and consummated, the Company's historical operations and its business focus will change. In addition, the exchange of shares with the shareholders of I-Net and the election of I-Net's nominees to the Company's Board of Directors will result in a change of control of the Company. The Merger is contingent upon, among other things, approval by the Company's shareholders, closing of the TSC Transaction, and a requirement that I-Net raise approximately $15 million in cash to be used to fund the combined company's planned internet and electronic commerce operations. There can be no assurance that such conditions will be satisfied or that the merger will be consummated.

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous covenant defaults; (ii) extended the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all then outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30 and December 31, 1999, however the bank has waived such covenant defaults through December 31, 1999. Since there is no assurance that the Company can comply with the covenants subsequent to December 31, 1999, nor has the bank waived or amended such covenants past December 31, 1999, all of the debt due to this bank has been classified as current at December 31, 1999. Management intends to repay the existing bank debt with proceeds from the TSC Transaction, or in the event such transaction is not consummated, to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000, the payment of which the bank agreed to defer until the earlier of February 28, 2000 or the repayment of the loan; furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 as the loan obligations are not repaid by those respective dates. Interest expense in the quarter ended December 31, 1999 includes $269,000, reflecting the December 31, 1999 fee and accrued late charges discussed above.

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

In December 1999, the Company reached agreement to sell its Texas petroleum marketing and convenience store assets to TSC. Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for the fixed assets of the Texas petroleum marketing and convenience store segments. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.9 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.5 million. The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Terms of the agreement call for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. Management believes the TSC Transaction will close in April 2000, and will provide sufficient cash to repay the Company's existing bank debt, described above, although there can be no assurance that the transaction will close.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 26, 2000, the Company closed on an additional $1 million credit facility with its principal bank lender. The new loan is secured by the Company's general offices, and warehouse facility, which are located on three acres of land approximately 1/2 mile north of the Company's former general offices on Highway 60. The loan is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be payable to the Company as a result of the TSC Transaction. Proceeds of the new loan will be used for working capital, and to fund expenses necessary to close the TSC Transaction or the B&I Loan. Interest on the $1 million loan will accrue at an annual rate of two percent above the bank's established prime lending rate, and is payable monthly. The note is payable on the earlier of (i) the consummation of the TSC Transaction, (ii) closing of the B&I Loan, or (iii) May 1, 2000.

In the event that the TSC Transaction does not close, the Company intends to proceed with the B&I Loan. There can be no assurance that management's plans will be successful.

Cash used by operating activities was $636,000 in the quarter ended December 31, 1999, as compared with cash provided by operating activities of $228,000 in the quarter ended December 31, 1998. Although operating losses were comparable in the two quarters, the higher fuel prices which prevailed during the quarter ended December 31, 1999 resulted in an increase in customer accounts receivable balances and inventory values in the quarter ended December 31, 1999. The effect of increased inventory and accounts receivable was partially mitigated by a smaller increase in trade accounts payable balances.

Cash and cash equivalents were $60,000 and $992,000 at December 31, 1999 and September 30, 1999, respectively. The Company had a net working capital deficit of $10,811,000, as compared with a deficit of $9,723,000 at September 30, 1999. The working capital deficit is primarily the result of the reclassification of certain long-term bank debt as a current liability. The increase in the working capital deficit is primarily due to the Company's operating loss during the quarter ended December 31, 1999, and to the accrual of $269,000 in fees on the Company's bank debt, as discussed above.

In December 1998, the Company completed the sale of its ChemWay subsidiary, in a stock-for-stock exchange with Affiliated. Although the Company did not receive any cash consideration in the transaction, Affiliated agreed to repay outstanding trade credit liabilities of ChemWay of approximately $2,100,000. The Company received 1.5 million shares of common stock of Affiliated in exchange for all of the common stock of ChemWay. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Company recorded a gain on the disposition of ChemWay of $3,973,000, net of provision for income taxes of $1,203,000 in the quarter ended December 31, 1998.

In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was initially recorded at its "fair value" of $6 per share, resulting in a carrying value of $9 million. Subsequent to the exchange of ChemWay common stock for Affiliated common stock, the Affiliated stock declined in value to $0.265 per share at September 30, 1999. At September 30, 1999, management did not believe that the stock price of Affiliated would increase in the foreseeable future and determined that its investment in Affiliated common stock was permanently impaired and, accordingly, recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

The Company recorded an increase to the gain on sale of ChemWay of $266,000 in the quarter ended December 31, 1999, resulting from the receipt of an additional 1,000,000 shares of Affiliated common stock. The Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

also recorded an unrealized gain on marketable securities of $39,000 resulting from the increase in the fair value of the Affiliated shares from $0.265 per share at September 30, 1999 to $0.281 per share at December 31, 1999.

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 and a closing price of $0.265 at September 30, 1999.

At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 based on historic losses, and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843. In its quarterly report on Form10-QSB for the quarter ended September 30, 1999, Affiliated reported revenues from operations of $486,000, a net loss of $1.6 million, negative working capital of $1.6 million, an accumulated deficit of $9.2 million and stockholders' equity of $5.0 million. See Note G to the unaudited condensed financial statements included herein.

In the quarter ended December 31, 1998, the Company received proceeds of $156,000 from the sale of common stock in a private placement, and the exercise of employee stock options.

On January 26, the Company executed an agreement with accredited investors to sell up to 500,000 shares of common stock in a private placement. The Company expects to receive approximately $1,000,000 for the sale of 333,333 shares of common stock by February 19, 2000. The Company intends to utilize the proceeds to fund costs associated with closing the TSC Transaction and the Merger, and for working capital. There can be no assurance that the private placement will be consummated.

A purported class action lawsuit has been filed against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonable possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters. See Note I to the unaudited condensed financial statements, included herein.

In December, 1999 the Company received notification from the Nasdaq stock exchange that it was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company had a hearing on such matters with Nasdaq on January 14, 2000 and informed Nasdaq that the aggregate market value of the Company's voting stock held by non-affiliates was in compliance, with an aggregate market value of approximately $6.3 million on January 10, 2000. Furthermore, Nasdaq was appraised of the Company's intention to proceed with the TSC Transaction, and was informed of the Company's merger negotiations with I-Net. The Company intends to file a preliminary proxy with the Securities and Exchange Commission and intends to hold its shareholder meeting on April 3, 2000. The Company's common stock remains listed on the Nasdaq:NMS, and management believes that is has either complied with, or proposed a cure to the deficiencies. The Company's ability to raise additional equity capital in the future, however, could be adversely

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

affected if the Company's common stock were no longer listed on a national exchange.

In order to continue as a going concern, the Company must either close the TSC Transaction or the B&I Loan, as described above, complete the Merger with I-Net or otherwise raise additional capital and, ultimately, generate cash flow from operations. There can be no assurance that management's plans will be successful.

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS INDEX                            PAGE
                                                ----
      27.         Financial Data Schedule       23


B.    REPORTS ON FORM 8-K

Current Report on Form 8-K dated December 10, 1999 reporting the Company's agreement to sell its Texas based petroleum marketing and convenience store assets to TSC Services, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EVANS SYSTEMS, INC.
                                                (REGISTRANT)


Date: February 14, 2000          By:   /S/ J.L. EVANS, SR.
                                       ---------------------
                                       J.L. Evans, Sr.
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       And authorized to sign on behalf of the
                                       registrant


                                 By:   /S/ RICHARD A. GOEGGEL
                                       ---------------------
                                       Richard A. Goeggel
                                       Vice president and Chief
                                       Financial Officer And authorized
                                       to sign on behalf of the
                                       registrant.