Form 10-Q
period 2000-03-31
EVANS SYSTEMS INC
filed 2000-05-22
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON May 22, 2000

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarter ended MARCH 31, 2000

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 19, 2000 were 4,094,831.

                               EVANS SYSTEMS, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

        Financial Statements (Unaudited)                             PAGE NUMBER
               Condensed Consolidated Balance Sheet
                 as of March 31, 2000 and September 30, 1999 ...........  3

               Condensed Consolidated Statement of Income
                 for the Three Months Ended March 31, 2000 and 1999 ....  4

               Condensed Consolidated Statement of Income
                 for the Six Months Ended March 31, 2000 and 1999 ......  5

               Condensed Consolidated Statement of Cash Flows
                 for the Six Months Ended March 31, 2000 and 1999 ......  6

               Notes to the Condensed Consolidated
                 Financial Statements ..................................  7

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations .......................... 16


PART II. OTHER INFORMATION

        Item 1.Legal Proceedings ....................................... 29

        Item 6.Exhibits and Reports on Form 8-K

               A. Exhibits Index ....................................... 29
               B. Reports on Form 8-K .................................. 29

        Signatures ..................................................... 30

PART I. FINANCIAL INFORMATION EVANS SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                         MARCH 31, SEPTEMBER 30,
                                                           2000       1999
                                                         --------   --------
                            ASSETS

Current assets:
    Cash and cash equivalents .........................  $  1,036   $    992
    Trade receivables, net of allowance for
        doubtful accounts of $188,000 and
        $290,000, respectively ........................     2,356      2,411
    Inventory .........................................     2,950      2,984
    Prepaid expenses and other current assets .........       495        342
                                                         --------   --------
        Total current assets ..........................     6,837      6,729

Property and equipment, net ...........................    14,262     14,896
Investment in marketable securities ...................       860        398
Other assets ..........................................       183        319
                                                         --------   --------
           Total assets ...............................  $ 22,142   $ 22,342
                                                         ========   ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses .............  $  6,755   $  5,920
    Current portion of long-term debt .................    11,145      9,844
    Accrued interest ..................................     1,022        688
                                                         --------   --------
        Total current liabilities .....................    18,922     16,452
Long-term debt, less current portion ..................       898      1,634
                                                         --------   --------
        Total liabilities .............................    19,820     18,086
                                                         --------   --------
Commitments and contingencies .........................      --         --
Redeemable common stock, 40,000 shares issued and
    outstanding .......................................      --          160
                                                         --------   --------

Stockholders' equity:
    Common stock, $.01 par value, 15,000,000 shares
    authorized, 4,064,929 and  4,064,929 shares issued,
    respectively ......................................        41         41
    Additional paid-in capital ........................    16,098     15,686
    Accumulated deficit ...............................   (13,579)   (11,197)
    Unrealized gain on marketable securities ..........       196       --
    Treasury stock, 72,589 shares, at cost ............      (434)      (434)
                                                         --------   --------
        Total stockholders' equity ....................     2,322      4,096
                                                         --------   --------
           Total liabilities and stockholders' equity .  $ 22,142   $ 22,342
                                                         ========   ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
Revenue:
    Refined product sales ........................  $ 19,353           $ 14,804
    Other sales and services .....................     3,797              4,355
                                                    --------           --------
    Total revenue ................................    23,150             19,159

Cost of sales ....................................    20,580             16,343
                                                    --------           --------

Gross profit .....................................     2,570              2,816
                                                    --------           --------

Operating expenses:
    Employment expenses ..........................     1,557              1,625
    Other operating expenses .....................     1,014                742
    General & administrative expenses ............       714              1,049
    Depreciation and amortization ................       367                413
                                                    --------           --------
    Total operating expenses .....................     3,652              3,829
                                                    --------           --------
Operating loss ...................................    (1,082)            (1,013)

Other income (expense)
    Interest expense, net ........................      (342)              (415)
    Loss on sale of assets .......................       (15)              --
    Loss on abandonment of assets ................      --                 (111)
    Other, net ...................................         9               (150)
                                                    --------           --------

Loss before benefit from income taxes ............    (1,430)            (1,689)

Provision for state income taxes .................         4               --
                                                    --------           --------

Net income (loss) ................................  $ (1,434)          $ (1,689)
                                                    --------           --------
Unrealized gain (loss) on marketable securities ..       157               (938)
                                                    --------           --------
Comprehensive income ( loss) .....................  $ (1,277)          $ (2,627)
                                                    ========           ========
Basic and diluted earnings (loss)  per share:
    Net income (loss) ............................  $   (.36)          $   (.44)
                                                    ========           ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      SIX MONTHS ENDED MARCH 31,
                                                      ------------------------
                                                         2000          1999
                                                       --------      --------
Revenue:
    Refined product sales .........................    $ 37,634      $ 31,480
    Other sales and services ......................       7,528         8,677
                                                       --------      --------
    Total revenue .................................      45,162        40,157

Cost of sales .....................................      40,007        33,948
                                                       --------      --------

Gross profit ......................................       5,155         6,209
                                                       --------      --------

Operating expenses:
    Employment expenses ...........................       3,016         3,680
    Other operating expenses ......................       1,814         1,744
    General & administrative expenses .............       1,334         1,653
    Depreciation and amortization .................         740           840
                                                       --------      --------
    Total operating expenses ......................       6,904         7,917
                                                       --------      --------
Operating loss ....................................      (1,749)       (1,708)

Other income (expense)
    Interest expense, net .........................        (897)         (687)
    Gain (loss) on sale of assets .................         (14)          110
    Other, net ....................................          16          (182)
                                                       --------      --------

Loss before benefit from income taxes .............      (2,644)       (2,467)

Provision for state income taxes ..................           4          --
                                                       --------      --------

Loss from continuing operations ...................      (2,648)       (2,467)

Discontinued operations:
    Gain on disposal of ChemWay, net of
    taxes of $0 and $1,203 ........................         266         3,973
                                                       --------      --------

Net income (loss) .................................    $ (2,382)     $  1,506
                                                       --------      --------

Unrealized gain (loss) on marketable securities ...         196          (938)
                                                       --------      --------
Comprehensive income ( loss) ......................    $ (2,186)     $    568
                                                       ========      ========
Basic and diluted earnings (loss)  per share:
    Net income (loss) .............................    $   (.59)     $   0.41
                                                       ========      ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                     SIX MONTHS ENDED MARCH  31,
                                                     --------------------------
                                                          2000        1999
                                                        -------      -------
Cash flows from operating activities:

    Net income (loss) ................................ $(2,382)      $ 1,506
    Adjustments:
        Depreciation and amortization ................     740           840
        Loss (gain) on sale of fixed assets ..........      14          (110)
        Gain on disposal of discontinued operations ..    (266)       (5,176)
        Stock option compensation expense ............     252           248
        Changes in working capital:
           Current assets ............................     (64)           30
           Current liabilities .......................   1,169           656
                                                       -------       -------
    Total adjustments ................................   1,845        (2,309)
                                                       -------       -------
Net cash provided (used) by operating activities .....    (537)         (803)
                                                       -------       -------

Cash flows from investing activities:

    Capital expenditures .............................    (318)         (355)
    Proceeds from sale of property and equipment .....     198           681
    Other, net .......................................     136           (76)
                                                       -------       -------
Net cash provided (used) by investing activities .....      16           250
                                                       -------       -------

Cash flows from financing activities:

    Repayment on notes payable, net ..................    (435)         (412)
    Proceeds of additional bank debt .................   1,000          --
    Net proceeds from exercise of stock options ......    --           1,194
                                                       -------       -------
Net cash used by financing activities ................     565           782
                                                       -------       -------

Net increase (decrease) in cash ......................      44           229
Cash and cash equivalents, beginning of period .......     992           831
                                                       -------       -------
Cash and cash equivalents, end of period ............. $ 1,036       $ 1,060
                                                       -------       -------




                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
              OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company 's Annual Report on Form 10-K for the year ended September 30, 1999. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results which may be expected for any other interim periods, or for the year ending September 30, 2000. Certain prior period amounts have been reclassified for comparative purposes.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE B - PROPOSED ASSET SALE

In December 1999, the Company reached an agreement to sell its Texas petroleum marketing and convenience store assets (the "TSC Transaction") to TSC Services, Inc. ("TSC"). Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for substantially all of the fixed assets of the Texas petroleum marketing and convenience store segments, having a net book value of $13.0 million at March 31, 2000. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.6 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The Company does not expect to incur a loss on the TSC Transaction.

The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Management believes that TSC must obtain additional financing in order to close the TSC Transaction, and there can be no assurance that they will be successful in doing so. Although there can be no assurance that the transaction will close, the Company's management believes the TSC Transaction will close in July 2000, and will provide sufficient cash to repay the Company's existing bank debt described below, and to pay its trade accounts payable balances.

NOTE C - TERMINATION OF MERGER WITH I-NET

On January 23, 2000, the Company executed an Amended and Restated Agreement and Plan of Merger(as amended, the "Merger Agreement") with I-Net Holdings Inc., a Delaware Corporation ("I-Net"), pursuant to which a wholly-owned subsidiary of the Company would have been merged with and into I-Net (the "Merger"). The principal shareholder of I-Net, Richard Dix, is a former officer of the Company. The Company, I-Net, and the principal shareholder of I-Net agreed to terminate the Merger Agreement on May 19, 2000, and release each other

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

from any and all claims arising under the Merger Agreement. To induce I-Net to agree to the immediate termination of the Merger Agreement , the Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred by it in conjunction with the Merger Agreement upon consummation of the TSC Transaction or a similar sale of substantially all of the Company's assets. General and administrative expenses for the three and six months ended March 31, 2000 include legal and professional fees of $81,600 and $91,600, respectively, arising from the negotiation and performance of the Merger Agreement.

NOTE D - LONG-TERM DEBT

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, including, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all then outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001. The Refinancing, however, did not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30, 1999, December 31, 1999, and March 31 2000. The bank has waived such covenant defaults through December 31, 1999. Since, however, the bank has not waived or amended such covenants past December 31, 1999, and the final maturity of such bank debt is January 31, 2001, all of the debt due to this bank, totaling $9,587,000 including the new $1,000,000 facility discussed below, has been classified as current at March 31, 2000. Management intends to repay the existing bank debt with proceeds from the TSC Transaction, as defined above, or in the event such transaction is not consummated, to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital. There can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000. Furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 as the loan obligations were not repaid by those respective dates. Interest expense for the six months ended March 31, 2000 includes $269,000, reflecting the December 31, 1999 fee, and accrued late charges on the deferred fees. Accrued interest at March 31, 2000 includes $810,800, which is comprised of the $750,000 in fees and late charges thereon.

On January 26, 2000, the Company closed on an additional $1 million credit facility with its principal bank lender. The new loan is secured by the Company's general offices, 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, which are located on three acres of land approximately 1/2 mile north of the Company's former general offices on Highway 60. The loan is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be payable to the Company as a result of a

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

breach by TSC of its obligations under the purchase agreement. Proceeds of the new loan will be used for working capital, and to fund expenses necessary to close the TSC Transaction or the B&I Loan. Interest on the $1 million loan will accrue at an annual rate of two percent above the bank's established prime lending rate, payable monthly. The note became payable on May 1, 2000. The Company has requested the bank to extend the note for an additional 60 days, although there can be no assurance that the bank will do so.

On July 21, 1999, the Company was notified that it had been approved for term loans totaling $10 million by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program ("B&I Loan".) Proceeds of the B&I Loan would be used to repay obligations owed under the Refinancing, and to provide working capital. The closing of the B&I Loan is contingent upon, among other things, the completion of environmental cleanup at several sites and obtaining a new revolving credit facility in order to provide a minimum of $2.5 million in availability. The required environmental cleanup, consisting of removal of contaminated soil and tank removal was completed at a cost of $20,807. The Company estimates that it will cost an additional $9,800 to dispose of the contaminated soil. The Company has received a commitment from its present bank lender to provide revolving debt sufficient to meet the requirements of the B&I Loan. In order to proceed with the B&I Loan, however, the Company will require additional financing in an amount sufficient to repay the additional $1,000,000 borrowed on January 26, 2000.

In the event that the TSC Transaction does not close, the Company intends to proceed with the B&I Loan. As a result of the Company's continuing losses, however, and the additional $1,000,000 borrowed on January 26, 2000, there can be no assurance that the Company will be able to proceed with the B&I Loan. In the event that the Company is unsuccessful in closing the TSC Transaction or the B&I Loan, it is unlikely that the Company will be able to continue as a going concern. See NOTE K below.

NOTE E - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE F - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2000 were computed using 4,032,340 weighted average common shares outstanding. Basic and diluted earnings (loss) per share for the three and six months ending March 31, 1999 were computed using 3,855,974 and 3,673,978 weighter average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 1999 and 1998 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE G - SALE OF DISCONTINUED OPERATION

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly-owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). The Company's working capital resources were limited, primarily as a result of its defaults under its credit agreement

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

with its primary bank lender. As such, the Company was unable to invest the cash into ChemWay which would have been necessary to repay certainly seriously past-due trade creditors or to purchase raw materials.

In December 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for- stock transaction. Management believed the sale to Affiliated had strategic merit in that Affiliated represent to the Company that it was prepared to contribute sufficient cash into ChemWay to satisfy ChemWay's trade creditors and to resume production. In retaining an ownership interest in Affiliated, management believed that the Company would share in any future earnings of ChemWay should ChemWay return to profitability. There can be no assurance, however, that ChemWay will return to profitability or that the market value of Affiliated common stock will rise in the future.

Affiliated was an unrelated party with respect to the Company, however, the Chairman and CEO of Affiliated , who was also the President of Southhills Partners, and one of his legal advisors were potential shareholders of the Company, having committed to purchase 350,000 shares of the Company's common stock for $0.75 per share in a private placement transaction on June 1, 1998.

 In exchange for the common stock of ChemWay, the Company received 1,500,000 shares of Affiliated common stock, representing approximately 9% of the outstanding Affiliated common stock at December 31, 1998. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock on December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to the stock. In December 1999, the Company received an additional 1,000,000 shares of Affiliated common stock, pursuant to a "make whole" provision in the sales agreement. The Company recorded an additional gain on sale of ChemWay of $266,000 in December 1999 to reflect receipt of the additional shares at their fair value.

Affiliated common stock is currently quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principles, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share, as quoted on the Nasdaq Over-the-Counter Bulletin Board, which resulted in a gain of $3,973,000, net of a provision for income taxes of $1,203,000 as follows:

      Value of stock received                                            $9,000
      Less cost of settling claim from financial advisor                   (610)
      Net Assets of ChemWay:
             Notes and Accounts Receivable, net                59
             Inventory                                      1,031
             Prepaid expenses                                 652
             Property and equipment            3,071
             Accumulated depreciation           (781)
                                               -----
             Property and equipment, net                    2,290
             Deferred income taxes                          1,179
             Accounts payable and accrued expenses         (1,765)
             Notes payable                                   (232)
                                                            -----
      Net assets                                            3,214        (3,214)
                                                            =====        ------
      Pretax gain on sale                                                 5,176

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Provision for income taxes                                         (1,203)
                                                                         ------
      Gain on sale                                                       $3,973
                                                                         ======

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998, a closing price of $0.265 at September 30, 1999, a closing price of $0.281 at December 31, 1999, and a closing price of $0.344 at March 31, 2000. The Company recorded an unrealized gain of $39,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect an increase in fair value from $.265 at September 30, 1999 to $.281 at December 31, 1999. In March 2000, the Company recorded an unrealized gain of $157,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect an increase in fair value from $.281 at December 31, 1999 to $0.344 at March 31, 2000.

Affiliated was a shell company at the time of this transaction, and had no operations or experience in packaging and marketing automotive chemical products. At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last six months of 1998, and reported a loss from operations of $526,843.

Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock. As of March 31, 2000, the investment in Affiliated had a carrying value of $860,000 due to the $266,000 gain described above and the unrealized gain of $196,000 for the six months ended March 31, 2000.

NOTE H - CONTINGENT LIABILITIES

A purported class action lawsuit has been filed in the Southern District of Texas against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit was filed after the Company announced that is would be restating its financial statements for the years of 1997 and 1998, and the first two quarters of 1999, and asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. It is not possible, at this time, to predict the impact that the lawsuit may have upon the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. It is reasonable possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company intends to defend itself vigorously in these matters.

NOTE I - MARKET FOR THE COMPANY'S COMMON STOCK

In December 1999 the Company received notification from the Nasdaq stock exchange that it was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company had a hearing on such matters with Nasdaq on January 14, 2000 and informed Nasdaq that the aggregate market value of the Company's voting stock held by non-affiliates was in compliance, with an aggregate market value of approximately $6.3 million on January 10, 2000. Furthermore, Nasdaq was appraised of the Company's intention to proceed with the TSC Transaction, and was informed of the Company's merger negotiations with I-Net. The Company was subsequently delisted by Nasdaq on February 17, 2000. The Company's common stock is now traded on the over-the-counter bulletin board system, maintained by Nasdaq. The Company's ability to raise additional equity capital in the future could be adversely affected as a result of the Company's common stock no longer being listed on a national exchange.

NOTE J - SEGMENT REPORTING

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

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                          TEXAS            TEXAS                       ENVIRONMENTAL      OTHER
                                        PETROLEUM      CONVENIENCE       LOUISIANA      REMEDIATION    RECONCILING      CONSOLIDATED
          QUARTER ENDED                 MARKETING         STORES        OPERATIONS       SERVICES        ITEMS(1)          TOTAL
                                        ---------      -----------      ----------     -------------   -----------      ------------
March 31, 2000--
  Revenues from external
   Customers:

     Motor fuel sales ..............     $ 13,093        $  3,697        $  2,563                                        $ 19,353
     Convenience store sales .......         --             2,258             763                                           3,021
     Other .........................          325             126              71        $    254                             776
                                                         --------        --------        --------
  Intersegment revenues ............        4,137                                                        $ (4,137)           --
                                         --------                                                        --------        --------
      Total revenues ...............     $ 17,555        $  6,081        $  3,397        $    254        $ (4,137)       $ 23,150
                                         ========        ========        ========        ========        ========        ========

   amortization ....................          251              67              32              13               4             367
  Operating income (loss) ..........         (145)           (273)            (66)            (11)           (587)         (1,082)

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

March 31, 1999---
  Revenues from external
   Customers:
     Motor fuel sales ..............    $  9,985      $  2,746      $  2,073                                $ 14,804
     Convenience store sales .......                     2,349           674                                   3,023
     Other .........................         719            86            36     $    491                      1,332
  Intersegment revenues ............       3,282          --            --           --       $ (3,282)         --
                                        --------      --------      --------     --------     --------      --------
      Total revenues ...............    $ 13,986      $  5,181      $  2,783     $    491     $ (3,282)     $ 19,159
                                        ========      ========      ========     ========     ========      ========
  Depreciation and
   amortization ....................         280            81            33           14            5           413
  Operating income (loss) ..........        (413)          (61)            7           83         (629)       (1,013)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                        QUARTER ENDED MARCH. 31
                                                        ---------------------
                                                          2000          1999
                                                        -------       -------
Total operating loss for reportable segments .......    $  (495)      $  (384)

Loss on abandonment of assets ......................       --            (111)
Loss on sale of assets .............................        (15)         --
Interest expense, net ..............................       (342)         (415)
Unallocated corporate expenses .....................       (587)         (629)
Other, net .........................................          9          (150)
                                                        -------       -------
Total consolidated loss from continuing
operations before income taxes .....................    $(1,430)      $(1,689)
                                                        =======       =======



                                          TEXAS         TEXAS                   ENVIRONMENTAL    OTHER
                                        PETROLEUM   CONVENIENCE     LOUISIANA    REMEDIATION  RECONCILING  CONSOLIDATED
          QUARTER ENDED                 MARKETING      STORES      OPERATIONS     SERVICES      ITEMS(1)       TOTAL
                                        ---------   -----------    ----------   ------------- -----------  ------------
March 31, 2000--
  Revenues from external
   Customers:
     Motor fuel sales ...............   $ 25,397      $  7,321      $  4,916                                $ 37,634
     Convenience store sales ........                    4,526         1,524                                   6,050
     Other ..........................        589           211           117     $    561                      1,478
                                                      --------     --------      --------
  Intersegment revenues .............      8,222                                              $  (8222)         --
                                                                                 --------     --------      --------
      Total revenues ................   $ 34,208      $ 12,058      $  6,557     $    561     $ (8,222)     $ 45,162
                                                      ========      ========     ========     ========      ========
  Depreciation and
   amortization .....................        508           134            63           26            9           740
  Operating income (loss) ...........       (233)         (295)         (299)          67         (989)       (1,749)

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


March 31, 1999---
  Revenues from external
   Customers:
     Motor fuel sales ....................      $ 21,519       $  5,725       $  4,236                                     $ 31,480
     Convenience store sales .............                        4,774          1,325                                        6,099
     Other ...............................         1,475            236             71       $    796                         2,578
  Intersegment revenues ..................         7,335           --             --             --         $ (7,335)          --
                                                --------       --------       --------       --------       --------       --------
      Total revenues .....................      $ 30,329       $ 10,735       $  5,632       $    796       $ (7,335)      $ 40,157
                                                ========       ========       ========       ========       ========       ========
  Depreciation and
   amortization ..........................           573            163             66             30              8            840
  Operating income (loss) ................          (295)           (72)          (193)           (31)        (1,117)        (1,708)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                      SIX MONTHS ENDED MARCH. 31
                                                      --------------------------
                                                           2000           1999
                                                         -------        -------
Total operating loss for reportable segments .....       $  (760)       $  (591)

Gain (loss) on sale of assets ....................           (14)           110
Interest expense, net ............................          (897)          (687)
Unallocated corporate expenses ...................          (989)        (1,117)
Other, net .......................................            16           (182)
                                                         -------        -------
Total consolidated loss from continuing
operations before income taxes ...................       $(2,644)       $(2,467)
                                                         =======        =======

                              EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE K - MANAGEMENT'S PLANS

The Company has determined, based upon review of the Company's historical operating performance, that it is unlikely that the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a capital infusion. In order to continue as a going concern, management believes the Company must either sell the Company or its assets, or obtain a capital infusion of either equity or debt.

As discussed in Note B above, the Company has an agreement to sell substantially all of the assets in its Texas Petroleum Marketing and convenience store segments. The proposed sale is contingent upon approval by the Company's shareholders; furthermore, the Company believes that in order to close on the asset sale, TSC must obtain additional financing.

In the event that the TSC Transaction does not close, the Company intends to proceed with the B&I Loan, as described in Note D. As a result of the Company's continuing losses, however, and the additional $1,000,000 borrowed on January 26, 2000, there can be no assurance that the Company will be able to proceed with the B&I Loan.

If the Company is successful in closing the TSC Transaction, management intends to continue to operate the remaining Louisiana and environmental segments, and to pursue another strategic combination. There can be no assurance that management's plans will be successful.

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

RECENT EVENTS

In December 1999, the Company reached an agreement to sell its Texas petroleum marketing and convenience store assets (the "TSC Transaction") to TSC Services, Inc. ("TSC"). Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for substantially all of the fixed assets of the Texas petroleum marketing and convenience store segments, having a net book value of $13.0 million at March 31, 2000. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.6 million, and has agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The Company does not expect to incur a loss on the TSC Transaction.

The sale has been approved by the Board of Directors and is subject to approval by the Company's shareholders. Management believes that TSC must obtain additional financing in order to close the TSC Transaction, and there can be no assurance that TSC will be successful in obtaining such additional financing. Although there can be no assurance that the transaction will close, the Company's management believes the TSC Transaction will close in July 2000, and will provide sufficient cash to repay the Company's existing bank debt and to pay its trade accounts payable balances.

On January 23, 2000, the Company executed an Amended and Restated Plan of Merger,(as amended, the "Merger Agreement") by and among the Company and I-Net Holdings Inc., a Delaware Corporation ("I-Net"), pursuant to which a wholly-owned subsidiary of the Company would have been merged with and into I-Net (the "Merger"). The principal shareholder of I-Net, Richard Dix, is a former officer of the Company. The Company, I-Net, and the principal shareholder of I-Net agreed to terminate the Merger Agreement on May 19, 2000, and release each other from any and all claims arising under the Merger agreement. To induce I-Net to agree to the immediate termination of the Merger Agreement and to give the Company a release of its obligations under the Merger Agreement,, the Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred by it in conjunction with the Merger Agreement upon consummation of the TSC Transaction or a similar future sale of substantially all of the Company's assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 2000 and 1999. This is the second quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                 THREE MONTHS      THREE MONTHS
                                                    ENDED             ENDED
                                                MARCH 31, 2000    MARCH 31, 1999
                                                --------------    --------------
                                                (In thousands)    (In thousands)
TEXAS PETROLEUM MARKETING

Revenue ......................................     $ 13,418          $ 10,704
Gross profit .................................        1,076               967
Operating expenses ...........................        1,221             1,380
                                                   --------          --------
Operating loss ...............................         (145)             (413)

TEXAS CONVENIENCE STORES

Revenue ......................................     $  6,081          $  5,181
Gross profit .................................          954             1,154
Operating expenses ...........................        1,227             1,215
                                                   --------          --------
Operating loss ...............................         (273)              (61)

LOUISIANA OPERATIONS

Revenue ......................................     $  3,397          $  2,783
Gross profit .................................          429               394
Operating expenses ...........................          495               387
                                                   --------          --------
Operating loss ...............................          (66)                7

EDCO ENVIRONMENTAL

Revenue ......................................     $    254          $    491
Gross profit .................................          111               301
Operating expenses ...........................          122               218
                                                   --------          --------
Operating income (loss) ......................          (11)               83

GENERAL AND ADMINISTRATIVE EXPENSES ..........     $   (587)         $   (629)
                                                   --------          --------

TOTAL

Revenue ......................................     $ 23,150          $ 19,159
Gross profit .................................        2,570             2,816

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses ...........................        3,652             3,829
                                                   --------          --------
Operating loss ...............................       (1,082)           (1,013)

Consolidated revenues increased $3,991,000 or approximately 20.8% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The increase, however, is attributable to significantly higher fuel prices which prevailed during the current year period. Fuel sales increased $4,549,000 or approximately 30.7% while other sales and services declined $558,000 or approximately 12.9% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The decline in other sales and services is due to fewer active projects in the EDCO Environmental segment and to the Company's decision to discontinue servicing lower volume customers, and to close underperforming convenience stores during 1999. See segment discussions, below.

Consolidated gross profit declined $246,000 or approximately 8.7% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. Gross profit expressed as a percentage of sales, "Gross Margin", declined to approximately 11.1% of sales in the quarter ended March 31, 2000, as compared with approximately 14.7% of sales in the quarter ended March 31, 1999. The decline in Gross Margin is primarily due to reduced Gross Margins in motor fuels.

Operating expenses declined $177,000 or approximately 4.6% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The decline is primarily due to a general reduction in staff during 1999. Operating expenses in the quarters ended March 31, 2000 and March 31, 1999 included noncash charges of $126,000 and $-0-, respectively, for compensation expense on employee stock options. General and administrative expenses in the quarter ended March 31, 2000 included $81,600 in legal and professional fees associated with the Company's proposed merger with I-Net, and $24,000 in expenses associated with the Company's proposed asset sale, both as discussed below. General and administrative expenses in the quarter ended March 31, 1999 included $480,000 in legal and professional fees associated with the Company's proposed merger with Duke & Long Distributing Company, Inc. ("Duke & Long").

Operating losses increased $69,000 or approximately 6.7% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999, due to the lower gross profit in the current year period, the effect of which was partially offset by reduced operating expenses in the current year period.

Net loss decreased to $1,434,000 in the quarter ended March 31, 2000, as compared with $1,689,000 in the quarter ended March 31, 1999; net loss in the prior year quarter included losses on abandonment of fixed assets of $111,000.

Comprehensive loss of $1,277,000 reflects an unrealized gain on marketable securities of $157,000 to adjust the carrying value of the Company's 2,500,000 shares of Affiliated common stock to its fair value at March 31, 2000. See Note G to the unaudited condensed consolidated financial statements included herein.

TEXAS PETROLEUM MARKETING SEGMENT

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

      A. Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS

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

Revenues increased $2,714,000, or approximately 25.4% to $13,418,000 in the quarter ended March 31, 2000, as compared with revenues of $10,704,000 in the quarter ended March 31, 1999. The increase in revenues is due to higher fuel prices which prevailed during the current year. Fuel sales in gallons declined approximately 4.7%, to 9,789,000 gallons, as compared with 10,272,000 gallons in the quarter ended March 31, 1999. The decline in fuel sales in gallons is primarily due to the closing of underperforming outlets. Average selling price of fuel per gallon increased to $1.34 per gallon in the quarter ended March 31, 2000, as compared with an average selling price of $0.97 per gallon in the quarter ended March 31, 1999.

Gross profit increased $109,000 or approximately 11.4% to $1,076,000 in the quarter ended March 31, 2000, as compared with $967,000 in the quarter ended March 31, 1999. Gross Margin declined to approximately 8.0% of sales in the quarter ended March 31, 2000, as compared with approximately 9.0% of sales in the quarter ended March 31, 1999. Fuel gross profit per gallon decreased to approximately $0.090 as compared with $0.094 in the quarters ended March 31, 2000 and 1999, respectively. The increase in gross profit is attributable to an increase in other income in the current year period, partially offset by decreased fuel gross profit.

Operating expenses in the quarter ended March 31, 2000 declined $159,000 or approximately 11.4% as compared with the quarter ended March 31, 1999. The decline is primarily due to staff reductions which were implemented during 1999.

The Texas petroleum marketing segment's reduced operating loss of $145,000 in the quarter ended March 31, 2000, as compared to an operating loss of $413,000 in the quarter ended March 31, 1999, is attributable to the increased gross profit per gallon sold and reduced operating expenses during the current year period, partially offset by the reduced sales volume (in gallons).

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 17 stores during the quarter ended March 31, 2000, as compared with 18 stores in the quarter ended March 31, 1999.

Total revenues in the quarter ended March 31, 2000 increased $900,000 or approximately 17.4% to $6,081,000, as compared with $5,181,000 in the quarter ended March 31, 1999. The increase is due to higher fuel prices which prevailed during the current year. Although fuel sales increased $951,000 or approximately 34.6% to $3,697,000 in the quarter ended March 31, 2000, as compared with $2,746,000 in the quarter ended March 31, 1999, fuel sales in gallons declined approximately 9.4% in the current year period. Merchandise sales declined $91,000 or approximately 3.9% to $2,258,000 in the quarter ended March 31, 2000, as compared with $2,349,000 in the quarter ended March 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit declined $200,000 or approximately 17.4% to $954,000 as compared with $1,154,000 in the quarter ended March 31, 1999. Gross Margin declined to approximately 15.7% of sales in the quarter ended March 31, 2000, as compared with approximately 22.3% of sales in the quarter ended March 31, 1999. The decline is primarily due to the lower margins on fuel which prevailed during the current year period. Gross Margin on fuel declined to approximately 5.7%of fuel sales in the quarter ended March 31, 2000 as compared with approximately 10.8% in the quarter ended March 31, 1999. Fuel gross profit per gallon declined to approximately $0.079 per gallon in the current quarter, as compared with approximately $0.102 in the comparable prior year quarter, primarily due to the competitive conditions which prevailed during the current year quarter.

Operating expenses were comparable in the quarters ended March 31, 2000 and 1999.

The Texas Convenience Store segment incurred an operating loss of $273,000 in the quarter ended March 31, 2000, as compared with a loss of $61,000 in the quarter ended March 31, 1999. The increased loss is due to the lower merchandise sales and lower gross profit in the current quarter.

LOUISIANA OPERATIONS

At September 30, 1999, the Louisiana Operations segment is comprised of a bulk fuel storage and distribution facility, seven convenience stores with gasoline, and a full-service gasoline station without a convenience store, all located in and around Lake Charles, Louisiana. During the quarter ended December 31, 1999, the Company took possession of four convenience stores which it had previously leased to an independent operator, whom the Company supplied with fuel through a supply agreement. Three of such locations were closed and the Company is presently operating one of those locations. The Company has previously announced its intention to sell its Louisiana Operations, however there are presently no offers under consideration. Management believes that a sale of the Louisiana Operations segment would not require shareholder approval under Texas law, as the segment does not comprise a significant portion of the Company's assets, revenues or cash flows.

Total revenues increased $614,000 or approximately 22.1% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The increase is primarily attributable to higher overall fuel prices which prevailed during the current year period. Fuel sales increased $490,000 or approximately 23.6% to $2,563,000 in the quarter ended March 31, 2000 as compared with $2,073,000 in the quarter ended March 31, 1999. Fuel sales in gallons, however, declined 343,000 gallons or approximately 12.6% to 2,379,00 gallons in the quarter ended March 31, 2000, as compared with 2,722,000 gallons in the quarter ended March 31, 1999. Convenience store merchandise sales increased $89,000 or approximately 13.2% to $763,000 in the quarter ended March 31, 2000 as compared with $674,000 in the quarter ended March 31, 1999. The increase in merchandise sales is attributable to the Company's adoption of an aggressive pricing policy designed to increase customer traffic.

Gross profit increased $35,000 or approximately 8.9% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. Gross Margin declined to approximately 12.6% of sales in the quarter ended March 31, 2000, as compared with approximately 14.2% of sales in the quarter ended March 31, 1999. The decline in Gross Margin primarily reflects the competitive market conditions for fuels which prevailed during the current year period, and the Company's adoption of more aggressive merchandise pricing in its convenience stores, discussed above.

Operating expenses increased $108,000 or approximately 27.9% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The increase in operating expenses as compared with the comparable prior year quarter is attributable to the reopening of a previously closed store and to the Company's attempt to maintain a high level of customer service in its facilities in order to maintain the business of the Louisiana Operations segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Louisiana Operations segment incurred an operating loss of $66,000 in the quarter ended March 31, 2000, as compared with an operating profit of $7,000 in the quarter ended March 31, 1999. The loss is primarily due to increased operating expenses and reduced Gross Margins, partially offset by increased revenues in the current year period.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $237,000 or approximately 48.3% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. Revenues in the quarter ended March 31, 1999 reflected the completion of projects mandated by new underground storage tank environmental regulations, which became effective in late December 1998.

Gross profit in the quarter ended March 31, 2000 decreased $190,000, as compared with the quarter ended March 31, 1999. The decrease in gross profit is due to the lower revenues during the current year period, and to a change in the segment's mix of business during the current year period.

Operating expenses declined $96,000, reflecting a staff reduction which was implemented during 1999, and to fewer projects in operation during the current year period.

EDCO Environmental reported an operating loss of $11,000 in the quarter ended March 31, 2000, as compared with an operating profit of $83,000 in the quarter ended March 31, 1999. The current year loss can be mainly attributed to the lower revenues realized during the current year quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $42,000 or approximately 6.8% in the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The current year period includes legal and professional fees and other expenses associated with the negotiation of the TSC Transaction and the Merger, and $126,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options. The prior year period includes $480,000 in legal and professional fees resulting from the proposed merger with Duke & Long.

SIX MONTHS ENDED MARCH 31, 2000 AND 1999

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the six months ended March 31, 2000 and 1999. This is the first half of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                  SIX MONTHS        SIX MONTHS
                                                    ENDED             ENDED
                                                MARCH 31, 2000    MARCH 31, 1999
                                                --------------    --------------
                                                (In thousands)    (In thousands)
TEXAS PETROLEUM MARKETING

Revenue ......................................     $ 25,986         $ 22,994
Gross profit .................................        2,040            2,647
Operating expenses ...........................        2,273            2,942
                                                   --------         --------
Operating loss ...............................         (233)            (295)

TEXAS CONVENIENCE STORES

Revenue ......................................     $ 12,058         $ 10,735
Gross profit .................................        2,013            2,411
Operating expenses ...........................        2,308            2,483
                                                   --------         --------
Operating loss ...............................         (295)             (72)

LOUISIANA OPERATIONS

Revenue ......................................     $  6,557         $  5,632
Gross profit .................................          767              753
Operating expenses ...........................        1,066              946
                                                   --------         --------
Operating loss ...............................         (299)            (193)

EDCO ENVIRONMENTAL

Revenue ......................................     $    561         $    796
Gross profit .................................          336              398
Operating expenses ...........................          269              429
                                                   --------         --------
Operating income (loss) ......................           67              (31)

GENERAL AND ADMINISTRATIVE EXPENSES ..........     $   (989)        $ (1,117)
                                                   --------         --------

TOTAL

Revenue ......................................     $ 45,162         $ 40,157
Gross profit .................................        5,156            6,209
Operating expenses ...........................        6,905            7,917
                                                   --------         --------
Operating loss ...............................       (1,749)          (1,708)

Consolidated revenues increased $5,005,000 or approximately 12.5% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The increase, however, is attributable to significantly higher fuel prices which prevailed during the current year period. Fuel sales increased $5,750,000 or approximately 17.8% while other sales and services declined $745,000 or approximately 9.5% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The decline in other sales and services is due to the Company's decision to discontinue servicing lower volume customers, and to close underperforming convenience stores during 1999. See segment discussions, below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated gross profit declined $1,053,000 or approximately 17.0% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. Gross Margin declined to approximately 11.4% of sales in the six months ended March 31, 2000, as compared with approximately 15.5% of sales in the six months ended March 31, 1999. The decline in Gross Margin is primarily due to reduced Gross Margins in motor fuels.

Operating expenses declined $1,012,000 or approximately 12.8% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The decline is primarily due to a general reduction in staff during 1999. Operating expenses in the six months ended March 31, 2000 and March 31, 1999 included noncash charges of $252,000 and $205,000, respectively, for compensation expense on employee stock options. General and administrative expenses in the six months ended March 31, 2000 included $173,000in legal and professional fees associated with the Company's proposed merger with I-Net, and $68,000 in expenses associated with the TSC Transaction, both as discussed below. General and administrative expenses in the six months ended March 31, 1999 included $480,000 in legal and professional fees associated with the Company's proposed merger with Duke & Long.

Operating losses increased $41,000 or approximately 2.4% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999, due to the lower gross profit in the current year period, the effect of which was partially offset by reduced operating expenses in the current year period.

Loss from continuing operations increased to $2,648,000 in the six months ended March 31, 2000, as compared with $2,467,000 in the six months ended March 31, 1999 as a result of lower gross profit during the current year period, partially offset by reduced operating expenses.

The Company recorded an addition to the gain on sale of ChemWay in December 1999 of $266,000, reflecting the receipt by the Company of an additional 1,000,000 shares of Affiliated common stock. See Note G to the unaudited condensed consolidated financial statements included herein.

Comprehensive loss of $2,186,000 reflects an unrealized gain on marketable securities of $196,000 to adjust the carrying value of the Company's 2,500,000 shares of Affiliated common stock to its fair value at March 31, 2000. See Note G to the unaudited condensed consolidated financial statements included herein.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues increased $2,992,000, or approximately 13.0% to $25,986,000 in the six months ended March 31, 2000, as compared with revenues of $22,994,000 in the six months ended March 31, 1999. The increase in revenues is due to higher fuel prices which prevailed during the current year. Fuel sales in gallons declined approximately 6.7%, to 20,403,000 gallons, as compared with 21,869,000 gallons in the six months ended March 31, 1999. The decline in fuel sales in gallons is primarily due to the closing of underperforming outlets. Average selling price of fuel per gallon increased to $1.24 per gallon in the six months ended March 31, 2000, as compared with an average selling price of $0.98 per gallon in the six months ended March 31, 1999.

Gross profit in the six months ended March 31, 2000 declined $607,000 or approximately 22.9%, as compared with the six months ended March 31, 1999. Gross Margin was approximately 7.8% and 11.5% of sales in the six month periods ended March 31, 2000 and 1999, respectively. Average gross profit per gallon sold also declined, to $0.088 per gallon in the six months ended March 31, 2000, as compared with $0.121 per gallon in the six months ended March 31, 1999. The decline in total segment gross profit is due to reduced gross profit per gallon on reduced sales volume in gallons during the current year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the six months ended March 31, 2000 declined $669,000 or approximately 22.7% as compared with the six months ended March 31, 1999. The decline is primarily due to staff reductions which were implemented during 1999.

The Texas petroleum marketing segment's operating loss of $233,000 in the six months ended March 31, 2000, as compared to an operating loss of $295,000 in the quarter ended March 31, 1999, is attributable to the increased gross profit per gallon sold and reduced operating expenses during the current year period, partially offset by the reduced sales volume (in gallons).

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 17 stores during the quarter ended March 31, 2000, as compared with 18 stores in the six months ended March 31, 1999.

Total revenues in the six months ended March 31, 2999 increased $1,323,000 or approximately 12.3% to $12,058,000, as compared with $10,735,000 in the six months ended March 31, 1999. The increase is due to higher fuel prices which prevailed during the current year. Fuel sales increased $1,596,000 or approximately 27.9% to $7,321,000 in the six months ended March 31, 2000, as compared with $5,725,000 in the six months ended March 31, 1999, but fuel sales in gallons declined approximately 6.5% in the current year period. Merchandise sales declined $248,000 or approximately 5.2% to $4,526,000 in the six months ended March 31, 2000, as compared with $4,774,000 in the six months ended March 31, 1999.

Gross profit declined $398,000 or approximately 16.5% to $2,013,000 as compared with $2,411,000 in the six months ended March 31, 1999. Gross Margin declined to approximately 16.7% of sales in the six months ended March 31, 2000, as compared with approximately 22.5% of sales in the six months ended March 31, 1999. The decline is primarily due to the lower margins on fuel which prevailed during the current year period. Merchandise sales, which have a higher Gross Margin than fuel sales, declined as a percentage of total sales in the six months ended March 31, 2000 as compared to the six months ended March 31, 1999, further contributing to the decline in overall segment Gross Margin.. Gross Margin on fuel declined to approximately 6.6%of fuel sales in the six months ended March 31, 2000 as compared with approximately 10.0% in the six months ended March 31, 1999. Fuel gross profit per gallon also declined to approximately $0.08 per gallon in the six month period ended March 31, 2000 as compared with approximately $0.10 per gallon in the six months ended March 31, 1999. The decline in gross profit per gallon is the result of the highly competitive environment in which the Company's convenience stores operate.

Operating expenses in the six months ended March 31, 2000 declined $175,000 or approximately 7.0% as compared with the six months ended March 31, 1999. The decline in operating expenses can be partially attributed to the closing of one underperforming store during the six months ended March 31, 1999, but is primarily due to a reduction in staff which occurred in 1999.

The Texas Convenience Store segment incurred an operating loss of $295,000 in the six months ended March 31, 2000, as compared with a loss of $72,000 in the six months ended March 31, 1999. The increased loss is due to the lower sales and gross profit, partially offset by reduced operating expenses in the current year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LOUISIANA OPERATIONS

Total revenues increased $925,000 or approximately 16.4% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The increase is primarily attributable to higher overall fuel prices which prevailed during the current year period. Fuel sales increased $680,000 or approximately 16.0% to $4,916,000 in the six months ended March 31, 2000 as compared with $4,236,000 in the six months ended March 31, 1999. Fuel sales in gallons, however, declined 862,000 gallons or approximately 15.8% to 4,595,00 gallons in the six months ended March 31, 2000, as compared with 5,457,000 gallons in the six months ended March 31, 1999. Convenience store merchandise sales increased $199,000 or approximately 15.0% to $1,524,000 in the six months ended March 31, 2000 as compared with $1,325,000 in the six months ended March 31, 1999. The increase in merchandise sales is primarily attributable to the Company's adoption of an aggressive pricing policy designed to increase customer traffic, and to the reopening of one previously closed store in December 1999.

Gross profit increased $14,000 or approximately 1.9% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. Gross Margin declined to approximately 11.7% of sales in the six months ended March 31, 2000, as compared with approximately 13.3% of sales in the six months ended March 31, 1999. The decline in Gross Margin primarily reflects the competitive market conditions for fuels which prevailed during the current year period, and the Company's adoption of more aggressive merchandise pricing in its convenience stores, discussed above.

Operating expenses increased $120,000 or approximately 12.7% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The Company has attempted to maintain a high level of customer service in its facilities in order to maintain the business of the Louisiana Operations segment.

The Louisiana Operations segment incurred an operating loss of $299,000 in the six months ended March 31, 2000, as compared with an operating loss of $193,000 in the six months ended March 31, 1999. The loss is primarily due to increased operating expenses, partially offset by increased revenues and resultant gross profit in the current year period.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $235,000 or approximately 29.6% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. Revenues in the six months ended March 31, 1999 reflected the completion of projects mandated by new underground storage tank environmental regulations, which became effective in late December 1998.

Gross profit in the six months ended March 31, 2000 decreased $62,000, as compared with the six months ended March 31, 1999. The decrease in gross profit is due to the lower revenues during the current year period, and to a change in the segment's mix of business during the current year period.

Operating expenses declined $160,000, reflecting a staff reduction which was implemented during 1999, and to fewer projects in operation during the current year period.

EDCO Environmental reported an operating profit of $67,000 in the six months ended March 31, 2000, as compared with an operating loss of $31,000 in the six months ended March 31, 1999. The current year operating profit can be mainly attributed to the lower operating expenses, partially offset by the lower revenues and gross profits realized during the current year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $128,000 or approximately 11.4% in the six months ended March 31, 2000, as compared with the six months ended March 31, 1999. The current year period includes legal and professional fees and other expenses of $68,000 associated with the negotiation of the TSC Transaction, $173,000 associated with the Merger, and $252,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options. The prior year period includes $480,000 in legal and professional fees resulting from the proposed merger with Duke & Long, and $205,000 in noncash compensation expense.

                         CAPITAL RESOURCES AND LIQUIDITY

On March 31, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, more specifically, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all then outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001, however the Refinancing does not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30, 1999, December 31, 1999 and March 31, 2000, however the bank has waived such covenant defaults through December 31, 1999. Since there is no assurance that the Company can comply with the covenants subsequent to December 31, 1999, nor has the bank waived or amended such covenants past December 31, 1999, all of the debt due to this bank has been classified as current at December 31, 1999. While the bank has not threatened to take action as a result of the covenant defaults, its remedies could include acceleration of the amounts owed, which totaled $9,587,000 at March 31, 2000. Management intends to repay the existing bank debt with proceeds from the TSC Transaction, or in the event such transaction is not consummated, to replace the existing bank debt with new financing, discussed below, which would have the effect of increasing the availability of working capital, however there can be no assurance that it will be able to do so.

Furthermore, covenants in the Company's loan agreement (I) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Although the final maturity date of the loan is January 31, 2001, since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000. Furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999 as the loan obligations were not repaid by those respective dates. Interest expense in the six months ended March 31, 2000 includes $269,000, reflecting the December 31, 1999 fee, and accrued late charges on the deferred fees, discussed above. Accrued interest at March 31, 2000 includes $810,800, comprised of the $750,000 in fees and late charges thereon.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On January 26, 2000, the Company closed on an additional $1 million credit facility with its principal bank lender. The new loan is secured by the Company's general offices, 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, which are located on three acres of land approximately 1/2 mile north of the Company's former general offices on Highway 60. The loan is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be payable to the Company as a result of the TSC Transaction. Proceeds of the new loan will be used for working capital, and to fund expenses necessary to close the TSC Transaction or the B&I Loan. Interest on the $1 million loan will accrue at an annual rate of two percent above the bank's established prime lending rate, and is payable monthly. The note became payable May 1, 2000. The Company has requested the bank to extend the note for an additional 60 days, although there can be no assurance that the bank will do so.

On July 21, 1999, the Company was notified that it had been approved for term loans totaling $10 million by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program ("B&I Loan".) Proceeds of the B&I Loan would be used to repay obligations owed under the Refinancing, and to provide working capital. The closing of the B&I Loan is contingent upon, among other things, the completion of environmental cleanup at several sites and obtaining a new revolving credit facility in order to provide a minimum of $2.5 million in availability. The required environmental cleanup, consisting of removal of contaminated soil and tank removal was completed at a cost of $20,807; the Company estimates that it will cost an additional $9,800 to dispose of the contaminated soil. The Company has received a commitment from its present bank lender to provide revolving debt sufficient to meet the requirements of the B&I Loan. In order to proceed with the B&I Loan, however, the Company will require additional financing in an amount sufficient to repay the additional $1,000,000 borrowed on January 26, 2000, discussed above. The Company's continuing losses and the need for additional financing could create difficulties in attempting to close the B&I Loan.

Cash used by operating activities was $537,000 in the six months ended March 31, 2000, as compared with cash used by operating activities of $803,000 in the six months ended March 31, 1999. Although operating losses were comparable in the two six month periods, interest expense in the current year period included $269,000 in accrued fees and later charges under the credit agreement with the Company's primary bank lender.

Cash and cash equivalents were $1,036,000 and $992,000 at March 31, 2000 and September 30, 1999, respectively. The Company had a net working capital deficit of $12,084,000, as compared with a deficit of $9,723,000 at September 30, 1999. The working capital deficit is primarily the result of the reclassification of certain long-term bank debt as a current liability. The increase in the working capital deficit is primarily due to the Company's operating loss during the six months ended March 31, 2000, and to the accrual of $269,000 in fees on the Company's bank debt, as discussed above.

The Company has determined, based upon review of the Company's historical operating performance, that it is unlikely that the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a capital infusion. In order to continue as a going concern, management believes the Company must either sell the Company or its assets, or obtain a capital infusion, either equity or debt.

As discussed in Note B to the unaudited condensed consolidated financial statements included herein, the Company has an agreement to sell substantially all of the assets in its Texas Petroleum Marketing and convenience store segments. The proposed sale is contingent upon approval by the Company's shareholders; furthermore, the Company believes that in order to close on the asset sale, TSC must obtain additional financing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the event that the TSC Transaction does not close, the Company intends to proceed with the B&I Loan, as described in Note D to the unaudited condensed consolidated financial statements. As a result of the Company's continuing losses, however, and the additional $1,000,000 borrowed on January 26, 2000, there can be no assurance that the Company will be able to proceed with the B&I Loan.

If the Company is successful in closing the TSC Transaction, management intends to continue to operate the remaining Louisiana and environmental segments, and to pursue another strategic combination. There can be no assurance that management's plans will be successful.

In December 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for- stock transaction. See Note G to the unaudited condensed consolidated financial statements included herein. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock. As of March 31, 2000, the investment in Affiliated had a carrying value of $860,000 due to the $266,000 gain described above and the unrealized gain of $196,000 for the six months ended March 31, 2000.

In December, 1999 the Company received notification from the Nasdaq stock exchange that it was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company had a hearing on such matters with Nasdaq on January 14, 2000 and informed Nasdaq that the aggregate market value of the Company's voting stock held by non-affiliates was in compliance, with an aggregate market value of approximately $6.3 million on January 10, 2000. Furthermore, Nasdaq was appraised of the Company's intention to proceed with the TSC Transaction, and was informed of the Company's merger negotiations with I-Net. The Company was subsequently delisted by Nasdaq on February 17, 2000; the Company's common stock is now traded on the over-the-counter bulletin board system, maintained by Nasdaq. The Company's ability to raise additional equity capital in the future could be adversely affected as a result of the Company's common stock being no longer listed on a national exchange

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 1999, two alleged purchasers of ESI common stock, who allegedly bought their stock between December 29, 1997 and June 8, 1999, brought two purported class action lawsuits against ESI and several of its current and former officers and directors in the United States District Court for the Southern District of Texas. Each of these lawsuits, which have been consolidated, assert that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about ESI's financial condition and results of operations. The lawsuits demanded, among other relief, unspecified compensatory damages, attorneys' fees and the costs of conducting the litigation.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS INDEX                                                          PAGE
                                                                            ----
    27.  Financial Data Schedule                                             31


B.  REPORTS ON FORM 8-K

Current Report on Form 8-K dated February 1, 2000 announcing the signing of an Amended and Restated Agreement and Plan of Merger between the Company and I-Net Holdings, Inc.

Current Report on Form 8-K dated February 18, 2000 announcing that the Company had received a letter from the Nasdaq Stock Market ("Nasdaq") informing the Company that Nasdaq has determined to delist the Company's securities from The Nasdaq Stock Market effective with the close of business, February 17, 2000.

Current Report on Form 8-K dated February 23, 2000 announcing that PricewaterhouseCoopers LLP has declined to stand for re-election as the independent accountants of Evans Systems, Inc.

Current Report on Form 8-K/A dated March 2, 2000 announcing Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger between the Company and I-Net Holdings, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EVANS SYSTEMS, INC.
                                                (REGISTRANT)

Date: May 22, 2000                           By: /s/ J.L. EVANS, SR.          .
                                                     J.L. Evans, Sr.
                                             Chairman of the Board and Chief
                                             Executive Officer And authorized
                                             to sign on behalf of the registrant


                                             By: /s/ RICHARD A. GOEGGEL
                                                     Richard A. Goeggel
                                             Vice president and Chief Financial
                                             Officer And authorized to sign on
                                             behalf of the registrant.