Form 10-Q
period 2000-06-30
EVANS SYSTEMS INC
filed 2000-08-21
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON  AUGUST 21, 2000
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarter ended JUNE 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to
such filing requirements for the past 90 days.  YES  X    NO
                                                    ---   ---

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 18,2000 were 5,477,340.

                               EVANS SYSTEMS, INC.

                                      INDEX


PART I.     FINANCIAL INFORMATION

      Financial Statements (Unaudited)                            Page Number
            Condensed Consolidated Balance Sheet as of
            June 30, 2000 and September 30, 1999                      3

            Condensed Consolidated Statement of Income for the
            Three Months Ended June 30, 2000 and 1999                 4

            Condensed Consolidated Statement of Income for the
            Nine Months Ended June 30, 2000 and 1999                  5

            Condensed Consolidated Statement of Cash Flows for the
            Nine Months Ended June 30, 2000 and 1999                  6

            Notes to the Condensed Consolidated Financial
            Statements                                                7

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      15


PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings                                     26

      Item 6.  Exhibits and Reports on Form 8-K
               A. Exhibits Index                                     26
               B. Reports on Form 8-K                                26

      Signatures                                                     27

PART I.     FINANCIAL INFORMATION

                              EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 (in thousands)

                                                        JUNE 30,  SEPTEMBER 30,
                                                          2000        1999
                                                        --------  ------------
                         ASSETS
Current assets:
   Cash and cash equivalents ........................   $    344    $    992
   Trade receivables, net of allowance for doubtful
      accounts of $160,000 and $290,000, respectively      2,096       2,411
   Inventory ........................................      3,028       2,984
   Prepaid expenses and other current assets ........        368         342
                                                        --------    --------
      Total current assets ..........................      5,836       6,729

Property and equipment, net .........................     14,011      14,896
Investment in marketable securities .................        781         398
Other assets ........................................        179         319
                                                        --------    --------
         Total assets ...............................   $ 20,807    $ 22,342
                                                        ========    ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ............   $  7,072    $  5,920
   Current portion of long-term debt ................     10,899       9,844
   Accrued interest .................................      1,013         688
                                                        --------    --------
      Total current liabilities .....................     18,984      16,452
Long-term debt, less current portion ................        799       1,634
                                                        --------    --------
      Total liabilities .............................     19,783      18,086

Redeemable common stock, 40,000 shares issued and
   outstanding ......................................       --           160

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
   authorized, 4,064,929 and 4,064,929 shares issued,
   respectively .....................................         41          41
   Additional paid-in capital .......................     16,093      15,686
   Accumulated deficit ..............................    (14,793)    (11,197)
   Unrealized gain on marketable securities .........        117        --
   Treasury stock, 72,589 shares, at cost ...........       (434)       (434)
                                                        --------    --------
      Total stockholders' equity ....................      1,024       4,096
                                                        --------    --------
         Total liabilities and stockholders' equity .   $ 20,807    $ 22,342
                                                        ========    ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                            THREE MONTHS ENDED JUNE 30,
                                            ---------------------------
                                                 2000        1999
                                               --------    --------

Revenue:
   Refined product sales ...................   $ 20,636    $ 19,930
   Other sales and services ................      4,242       4,328
                                               --------    --------
   Total revenue ...........................     24,878      24,258

Cost of sales ..............................     22,550      21,082
                                               --------    --------

Gross profit ...............................      2,328       3,176

Operating expenses:
   Employment expenses .....................      1,387       1,546
   Other operating expenses ................        782         816
   General & administrative expenses .......        630         783
   Depreciation and amortization ...........        363         368
                                               --------    --------
   Total operating expenses ................      3,162       3,513
                                               --------    --------

Operating loss .............................       (834)       (337)

Other income (expense)
   Interest expense, net ...................       (365)       (533)
   Gain (loss) on sale of assets ...........        (16)        213
   Loss on marketable securities ...........       --        (8,063)
   Other, net ..............................          4        --
                                               --------    --------

Loss before benefit from income taxes ......     (1,211)     (8,720)

Provision for state income taxes ...........          3        --
                                               --------    --------

Net income (loss) ..........................   $ (1,214)   $ (8,720)

Comprehensive income (loss) ................        (79)       (938)
                                               --------    --------

Comprehensive loss .........................   $ (1,293)   $ (7,782)
                                               ========    ========
Basic and diluted earnings (loss) per share:
   Net income (loss) .......................   $   (.30)   $  (2.13)
                                               ========    ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                NINE MONTHS ENDED JUNE 30,
                                                --------------------------
                                                    2000        1999
                                                  --------    --------
Revenue:
   Refined product sales ......................   $ 58,270    $ 51,410
   Other sales and services ...................     11,770      13,005
                                                  --------    --------
   Total revenue ..............................     70,040      64,415

Cost of sales .................................     62,557      55,030
                                                  --------    --------

Gross profit ..................................      7,483       9,385
                                                  --------    --------

Operating expenses:
   Employment expenses ........................      4,403       5,226
   Other operating expenses ...................      2,596       2,560
   General & administrative expenses ..........      1,964       2,436
   Depreciation and amortization ..............      1,103       1,208
                                                  --------    --------
   Total operating expenses ...................     10,066      11,430
                                                  --------    --------
Operating loss ................................     (2,583)     (2,045)

Other income (expense)
   Interest expense, net ......................     (1,262)     (1,220)
   Gain (loss) on sale of assets ..............        (30)        323
   Loss on marketable securities ..............       --        (8,063)
   Other, net .................................         20        (182)
                                                  --------    --------

Loss before benefit from income taxes .........     (3,855)    (11,187)

Provision for state income taxes ..............          7        --
                                                  --------    --------

Loss from continuing operations ...............     (3,862)    (11,187)

Discontinued operations:
   Gain on disposal of ChemWay, net of
   taxes of $0 and $1,203 .....................        266       3,973
                                                  --------    --------

Net income (loss) .............................   $ (3,596)   $ (7,214)
Unrealized gain (loss) on marketable securities        117        --
                                                  --------    --------
Comprehensive income (loss) ...................   $ (3,479)   $ (7,214)
                                                  ========    ========
Basic and diluted earnings (loss) per share:
   Net income (loss) ..........................   $   (.89)   $  (1.89)
                                                  ========    ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                NINE MONTHS ENDED JUNE 30,
                                                --------------------------
                                                     2000       1999
                                                    -------    -------

Cash flows from operating activities:
   Net loss .....................................   $(3,596)   $(7,214)
   Adjustments:
      Depreciation and amortization .............     1,103      1,208
      Deferred income taxes .....................      --        1,203
      Loss (gain) on sale of fixed assets .......        30       (323)
      Gain on disposal of discontinued operations      (266)    (5,176)
      Loss on marketable securities .............      --        8,063
      Stock option compensation expense .........       247        248
      Changes in working capital:
         Current assets .........................       245        454
         Current liabilities ....................     1,477        640
                                                    -------    -------
   Total adjustments ............................     2,836      6,317
                                                    -------    -------
Net cash provided (used) by operating activities       (760)      (897)

Cash flows from investing activities:
   Capital expenditures .........................      (467)      (446)
   Proceeds from sale of property and equipment .       219      1,325
   Other, net ...................................       140        (76)
                                                    -------    -------
Net cash provided (used) by investing activities       (108)       803

Cash flows from financing activities:
   Repayment on notes payable, net ..............      (780)      (536)
   Proceeds of additional bank debt .............     1,000       --
   Net proceeds from exercise of stock options ..      --        1,326
                                                    -------    -------
Net cash used by financing activities ...........       220        790
                                                    -------    -------

Net increase (decrease) in cash .................      (648)       696
Cash and cash equivalents, beginning of period ..       992        831
                                                    -------    -------
Cash and cash equivalents, end of period ........   $   344    $ 1,527
                                                    =======    =======

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company `s Annual Report on Form 10-K for the year ended September 30, 1999. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for any other interim periods, or for the year ending September 30, 2000. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE B - PROPOSED ASSET SALE

In December 1999, the Company reached an agreement to sell its Texas petroleum marketing and convenience store assets (the "TSC Agreement") to TSC Services, Inc. ("TSC"). Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for substantially all of the fixed assets of the Texas petroleum marketing and convenience store segments, having a net book value of $13.0 million at June 30, 2000. On August 17, 2000, the Company terminated the TSC Agreement pursuant to TSC's failure to perform certain obligations as defined within the Agreement.

NOTE C - TERMINATION OF MERGER WITH I-NET

On January 23, 2000, the Company executed an Amended and Restated Agreement and Plan of Merger, (as amended the "Merger Agreement") with I-Net Holdings Inc., a Delaware Corporation ("I-Net"), pursuant to which a wholly owned subsidiary of the Company would have been merged with and into I-Net (the "Merger"). The principal shareholder of I-Net, Richard Dix, is a former officer of the Company. The Company, I-Net, and the principal shareholder of I-Net agreed to terminate the Merger Agreement on May 19, 2000, and release each other from any and all claims arising under the Merger Agreement. The Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred by it in conjunction with the Merger Agreement upon consummation of the TSC Transaction or a similar sale of substantially all of the Company's assets.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - LONG-TERM DEBT

On June 30, 1999, the Company closed on an amendment to its credit agreement with one of its bank lenders (the "Refinancing"), pursuant to which the bank (i) waived all previous covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first lien position on certain assets of the Company, including, inventories, accounts receivable, convenience store real estate and equipment. The effect of the Refinancing was to cure all then outstanding defaults in the Company's credit agreements, and to extend the final maturity to January 31, 2001. The Refinancing, however, did not provide any additional borrowing capacity or liquidity for the Company, and the Company has no available borrowing capacity at this time. The Refinancing contains financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation ("EBITDA"), working capital ratio and fixed charge coverage ratio, all as defined within the loan documents. The Company was not in compliance with the minimum net worth, fixed charge coverage ratio, and working capital ratio financial covenants at September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. The bank had waived such covenant defaults through December 31, 1999. However, the bank has not waived or amended such covenants past December 31, 1999, and the final maturity date of such bank debt is January 31, 2001. All of the debt due to this bank totaling approximately $9,486,000, including the new $1,000,000 facility discussed below, has been classified as current at June 30, 2000. Management intends to repay the existing bank debt with new financing, as discussed in Note K, which would have the effect of increasing the availability of working capital. There can be no assurance that the Company will be able to do so.

Furthermore, covenants in the Company's loan agreement (i) limit the Company's ability to make capital expenditures to the greater of $1,000,000 or 25% of EBITDA, (ii) prohibit the payment of cash dividends and (iii) limit the Company's ability to incur additional indebtedness. Under the terms of the Refinancing, interest is payable monthly at an annual rate of two percent above the bank's established prime lending rate. In addition, the Company is obligated to make a principal repayment of approximately $41,000 per month. Since the loan was not repaid by June 30, 1999, the Company became subject to a fee of $250,000. Furthermore, the Company became obligated to pay additional fees of $250,000 on August 31, 1999 and December 31, 1999, as the loan obligations were not repaid by those respective dates. Interest expense for the nine months ended June 30, 2000 includes $269,000, reflecting the December 31, 1999 fee and accrued late charges. The additional loan fees totaling $750,000 plus applicable accrued late charges are included in accrued interest on the accompanying condensed consolidated balance sheet at June 30, 2000.

On January 26, 2000, the Company closed on an additional $1 million credit facility with its principal bank lender. The new loan is secured by the Company's general offices, 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, which are located on three acres of land approximately 1/2 mile north of the Company's former general offices on Highway 60. The loan is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be payable to the Company as a result of a breach by TSC of its obligations under the purchase agreement. Proceeds of the new loan will be used for working capital and to fund expenses necessary to obtain new financing. Interest on the $1 million loan will accrue at an annual rate of two percent above the bank's established prime lending rate, payable monthly. The note became payable on May 1, 2000. However, the bank has extended the maturity of its loan balance to January 31, 2001.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On July 21, 1999, the Company was notified that it had been approved for term loans totaling $10 million by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program ("B&I Loan".) Proceeds of the B&I Loan would be used to repay obligations owed under the Refinancing, and to provide working capital. The closing of the B&I Loan is contingent upon, among other things, the completion of environmental cleanup at several sites, obtaining a new revolving credit facility in order to provide a minimum of $2.5 million in availability, and a reevaluation of the Company by the United States Department of Agriculture Rural Development Business and Industry Guaranteed Loan Program . The required environmental cleanup, consisting of removal of contaminated soil and tank removal was completed at a cost of $20,807. The Company estimates that it will cost an additional $9,800 to dispose of the contaminated soil. The Company has received a commitment from its present bank lender to provide revolving debt sufficient to meet the requirements of the B&I Loan. In order to proceed with the B&I Loan, however, the Company will require additional financing in an amount sufficient to repay the additional $1,000,000 borrowed on January 26, 2000.

NOTE E - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE F - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2000 were computed using 4,032,340 weighted average common shares outstanding. Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 1999 were computed using 4,094,831 and 3,814,699 weighted average common shares outstanding, respectively.

NOTE G - SALE OF DISCONTINUED OPERATION

In February 1998, ESI discontinued operations in the packaging and marketing of automotive after-market chemical products, previously operated through its wholly owned subsidiary, ChemWay Systems, Inc. ("ChemWay"). The Company's working capital resources were limited, primarily as a result of its defaults under its credit agreement with its primary bank lender. As such, the Company was unable to invest the necessary cash into ChemWay to repay past-due trade creditors or to purchase raw materials.

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

Affiliated was an unrelated party with respect to the Company, however, the Chairman and CEO of Affiliated, who was also the President of Southhills Partners, and one of his legal advisors were potential shareholders of the Company, having committed to purchase 350,000 shares of the Company's common stock for $0.75 per share in a private placement transaction on June 1, 1998.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Value of stock received ...................               $ 9,000
Less cost of settling claim from
  financial advisor .......................                  (610)
Net Assets of ChemWay:
      Notes and Accounts Receivable, net ..                    59
      Inventory ...........................                 1,031
      Prepaid expenses ....................                   652
      Property and equipment ..............     3,071
      Accumulated depreciation ............      (781)
                                              -------
      Property and equipment, net .........                 2,290
      Deferred income taxes ...............                 1,179
      Accounts payable and accrued expenses                (1,765)
      Notes payable .......................                  (232)
                                                          -------
Net assets ................................                 3,214     (3,214)
                                                          =======    -------
Pretax gain on sale .......................                            5,176
Provision for income taxes ................                           (1,203)
                                                                     -------
Gain on sale ..............................                          $ 3,973
                                                                     =======

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998, a closing price of $0.265 at September 30, 1999, a closing price of $0.281 at December 31, 1999, a closing price of $0.344 at March 31, 2000 and a closing price of $0.313 at June 30, 2000. The Company recorded an unrealized gain of $39,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect an increase in fair value from $.265 at September 30, 1999 to $.281 at December 31, 1999. In March 2000, the Company recorded an unrealized gain of $157,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect an increase in fair value from $.281 at December 31, 1999 to $0.344 at March 31, 2000. In June 2000, the Company recorded an unrealized loss of $79,000 through Stockholders' Equity and Comprehensive Income on the Affiliated shares to reflect a decrease in fair value from $0.344 at March 31, 2000 to $.313 at June 30, 2000.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Affiliated was a shell company at the time of this transaction, and had no operations or experience in packaging and marketing automotive chemical products. At December 31, 1998, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $7,630,070 and a negative working capital balance of $912,605. Affiliated reported no revenues from operations during the last nine months of 1998, and reported a loss from operations of $526,843.

Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired. Accordingly, recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company currently does not intend to sell its Affiliated common stock, there can be no assurance that the Company will be able to realize the recorded value of the Affiliated common stock. As of June 30, 2000, the investment in Affiliated had a carrying value of $781,000 due to the $266,000 gain described above and the unrealized gain of $117,000 for the nine months ended June 30, 2000.

NOTE H - CONTINGENT LIABILITIES

A purported class action lawsuit (the lawsuit) was filed in the United States District Court for the Southern District of Texas against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit was filed after the Company announced that is would be restating its financial statements for the years of 1997 and 1998, and the first two quarters of 1999, and asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. On May 31, 2000, the lawsuit was dismissed with prejudice in the United States District Court for the Southern District of Texas.

NOTE I - MARKET FOR THE COMPANY'S COMMON STOCK

In December 1999 the Company received notification from the Nasdaq stock exchange that it was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholder meeting in 1998, and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company was subsequently delisted by Nasdaq on February 17, 2000. The Company's common stock is now traded on the over-the-counter bulletin board system maintained by Nasdaq.

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

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Information concerning the Company's business activities is summarized as follows: (in thousands)

                            TEXAS       TEXAS                 ENVIRONMENTAL    OTHER
                          PETROLEUM  CONVENIENCE   LOUISIANA   REMEDIATION RECONCILING CONSOLIDATED
    QUARTER ENDED         MARKETING     STORES     OPERATIONS   SERVICES     ITEMS(1)     TOTAL
                          ---------  -----------   ----------  ----------- ----------- ------------
June 30, 2000--
  Revenues from external
   Customers:
    Motor fuel sales ...   $ 14,104    $  4,056    $  2,475                            $ 20,635
    Convenience store
     sales .............                  2,457       1,289                               3,746
    Other ..............        219          54          31    $    193                     497
                           --------    --------    --------    --------    --------    --------
  Intersegment revenues       4,596                                        $  4,596
                           --------    --------    --------    --------    --------    --------
  Total revenues .......   $ 18,819    $  6,567    $  3,795    $    193      (4,596)   $ 24,878
                           ========    ========    ========    ========    ========    ========


  Depreciation and
   amortization ........        246          67          32          13           4         362
  Operating income
   (loss) ..............       (212)       (184)       (173)         29        (294)       (834)


June 30, 1999--
  Revenues from external
   Customers:
    Motor fuel sales       $ 14,038    $  3,331    $  2,533                            $ 19,902
    Convenience store
     sales .............                  2,480         763                               3,243
    Other ..............        414         132         146    $    421                   1,113
  Intersegment revenues.      3,988                                        $ (3,988)
                           --------    --------    --------    --------    --------    --------
     Total revenues ....   $ 18,440    $  5,943    $  3,442    $    421    $ (3,988)   $ 24,258
                           ========    ========    ========    ========    ========    ========
  Depreciation and
   amortization ........        267          51          33          12           4         367
  Operating income
   (loss) ..............        (48)         53         (87)        134        (389)       (337)


(1)   Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                         2000       1999
                                                        -------    -------
Total operating profit (loss) for reportable segments   $  (540)   $    52

Loss on abandonment of assets .......................      --         --
Gain (loss) on sale of assets .......................       (16)       213
Loss on marketable securities .......................      --       (8,063)
Interest expense, net ...............................      (365)      (533)
Unallocated corporate expenses ......................      (294)      (389)
Other, net ..........................................         4       --
                                                        -------    -------
Total consolidated loss from continuing
 operations before income taxes .....................   $(1,211)   $(8,720)
                                                        =======    =======

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                            TEXAS          TEXAS                      ENVIRONMENTAL     OTHER
                                          PETROLEUM     CONVENIENCE     LOUISIANA      REMEDIATION    RECONCILING   CONSOLIDATED
          NINE MONTHS ENDED               MARKETING       STORES       OPERATIONS       SERVICES       ITEMS (1)       TOTAL

June 30, 2000 --
   Revenues from external
    Customers:
      Motor fuel sales ...............     $ 39,501       $ 11,377       $  7,391                                    $ 58,269
      Convenience store sales ........                       6,982          2,812                                       9,794
      Other ..........................          808            266            149       $    754                        1,977
                                                          --------       --------       --------
   Intersegment revenues .............       12,818                                                   $(12,818)          --
                                           --------                                                   --------       --------
         Total revenues ..............     $ 53,127       $ 18,625       $ 10,352       $    754      $(12,818)      $ 70,040
                                           ========       ========       ========       ========      ========       ========

   Depreciation and
    amortization .....................          754            202             95             39            13          1,103
   Operating income (loss) ...........         (445)          (479)          (472)            96        (1,283)        (2,583)

June 30, 1999 --
   Revenues from external
    Customers:
      Motor fuel sales ...............     $ 35,557       $  9,056       $  6,797                                    $ 51,410
      Convenience store sales ........                       7,254          2,093                                       9,347
      Other ..........................        1,889            368            184       $  1,217                        3,658
   Intersegment revenues .............       11,323           --             --             --        $(11,323)          --
                                           --------       --------       --------       --------      --------       --------
         Total revenues ..............     $ 48,769       $ 16,678       $  9,074       $  1,217      $ (7,335)      $ 64,415
                                           ========       ========       ========       ========      ========       ========

   Depreciation and
    amortization .....................          840            214             99             42            13          1,208
   Operating income (loss) ...........         (349            (19)          (280)           103        (1,500)        (2,045)


(1)   Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                  NINE MONTHS ENDED JUNE 30,
                                                 ----------------------------
                                                      2000          1999
                                                   ---------     ---------
Total operating loss for reportable segments ...   $ (1,300)     $   (545)

Gain (loss) on sale of assets ..................        (30)          323
Loss on marketable securities ..................       --          (8,063)
Interest expense, net ..........................     (1,262)       (1,220)
Unallocated corporate expenses .................     (1,283)       (1,500)
Other, net .....................................         20          (182)
                                                   ----------------------
Total consolidated loss from continuing
  operations before income taxes ...............   $ (3,855)      (11,187)
                                                   ======================

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE K - MANAGEMENT'S PLANS

The Company has determined, based upon review of the Company's historical operating performance, that it is unlikely that the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a capital infusion. In order to continue as a going concern, management believes the Company must either obtain a capital infusion of either equity or debt or merge the Company with a regional c-store retailer to increase revenues and gain economies of scale regarding operating expenses.

On July 6, 2000, the Company executed an offering memorandum with Comsight Holdings, Inc. ("Comsight") whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement at a price of $0.40 per share. The Company also retained Comsight as its financial advisor for a period of 2 years, whereby Comsight agreed to assist the Company in obtaining additional financing necessary to repay its present bank debt, and provide working capital. As of August 17, 2000, the Company has raised $578,000 and anticipates closing the private placement by August 30, 2000, with a maximum private placement of $1,500,000. In addition, the Company, working in conjunction with Comsight Holdings, Inc., has submitted loan packages on replacing its senior credit facility.

The Company is also evaluating a strategic partnership which will allow the Company to reinstitute a supply of petroleum products at its terminal facility. Management anticipates that should the strategic partnership be successful, that its terminal can return to operations by the end of 2000. Working in conjunction with its financial advisor, the Company is actively pursuing the refinance of several unencumbered assets which, if successful, will allow for the upgrade of several of the Company's retail facilities. The Company also continues to identify and place for sale non-producing assets that do not fit into future plans of the Company. Proceeds from these sales will be used to reduce debt and other general corporate purposes.

Management continues to actively pursue all strategic alternatives and is presently working towards the closing of either the B&I Lending loan or another financial source as discussed above. Should management's plans not be successful, it would be difficult for the Company to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 2000 and 1999. This is the third quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                THREE MONTHS      THREE MONTHS
                                                    ENDED             ENDED
                                                JUNE 30, 2000     JUNE 30, 1999
                                               ---------------   ---------------
                                               (In thousands)     (In thousands)

TEXAS PETROLEUM MARKETING
Revenue ..................................        $ 14,323           $ 14,452
Gross profit .............................             763              1,205
Operating expenses .......................             975              1,253
                                                  --------           --------
Operating loss ...........................            (212)               (48)

TEXAS CONVENIENCE STORES
Revenue ..................................        $  6,567           $  5,943
Gross profit .............................           1,026              1,219
Operating expenses .......................           1,211              1,166
                                                  --------           --------
Operating loss ...........................            (184)                53

LOUISIANA OPERATIONS
Revenue ..................................        $  3,795           $  3,442
Gross profit .............................             378                468

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


Operating expenses .......................             550                555
                                                  --------           --------
Operating loss ...........................            (173)               (87)

EDCO ENVIRONMENTAL
Revenue ..................................        $    193           $    421
Gross profit .............................             161                284
Operating expenses .......................             132                150
                                                  --------           --------
Operating income (loss) ..................              29                134

GENERAL AND ADMINISTRATIVE EXPENSES ......        $   (294)          $   (389)
                                                  --------           --------

TOTAL
Revenue ..................................        $ 24,878           $ 24,258
Gross profit .............................           2,328              3,176
Operating expenses .......................           3,162              3,513
                                                  --------           --------
Operating loss ...........................            (834)              (337)



Consolidated revenues increased $620,000 or approximately 2.6% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The increase, however, is attributable to significantly higher fuel prices which prevailed during the current year period. Fuel sales increased $706,000 or approximately 3.5% while other sales and services declined $86,000 or approximately 2.0% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999.

Consolidated gross profit declined $848,000 or approximately 26.7% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. Gross profit expressed as a percentage of sales, "Gross Margin", declined to approximately 9.4% of sales in the quarter ended June 30, 2000, as compared with approximately 13.1% of sales in the quarter ended June 30, 1999. The decline in Gross Margin is primarily due to reduced Gross Margins in motor fuels.

Operating expenses declined $351,000 or approximately 10.0% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The decline is primarily due to a general reduction in staff during 1999. General and administrative expenses include legal and professional fees of $45,000 in the quarter ended June 30, 2000 and $215,000 in the quarter ended June 30, 1999. These non recurring fees are related to the company's previously planned asset sale and merger activity. General and administrative expenses in the quarter decreased $95,000. See segment discussion below.

Operating losses increased $497,000 in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The increased loss was mainly attributable to lower margins on motor fuels.

Net loss decreased to $1,214,000 in the quarter ended June 30, 2000, as compared with $8,720,000 in the quarter ended June 30, 1999. Net loss in the prior year quarter included losses on marketable securities of $8,063,000

Comprehensive loss of $1,293,000 reflects an unrealized loss on marketable securities of $79,000 to adjust the carrying value of the Company's 2,500,000 shares of Affiliated common stock to its fair value at June 30, 2000. See Note G to the unaudited condensed consolidated financial statements included herein.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


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

Revenues decreased $129,000 to $14,323,000 in the quarter ended June 30, 2000, as compared with revenues of $14,452,000 in the quarter ended June 30, 1999. Fuel sales in gallons declined approximately 11.6%, to 9,998,000 gallons, as compared with 11,305,000 gallons in the quarter ended June 30, 1999. The decline in fuel sales in gallons is primarily due to closing or discontinuing sales to retail outlets. Average selling price of fuel per gallon increased to $1.41 per gallon in the quarter ended June 30, 2000, as compared with an average selling price of $1.24 per gallon in the quarter ended June 30, 1999.

Gross profit decreased $442,000 or approximately 36.7% to $763,000 in the quarter ended June 30, 2000, as compared with $1,205,000 in the quarter ended June 30, 1999. Gross Margin declined to approximately 5.3% of sales in the quarter ended June 30, 2000, as compared with approximately 8.3% of sales in the quarter ended June 30, 1999. Fuel gross profit per gallon decreased to approximately $0.070 as compared with $0.085 in the quarters ended June 30, 2000 and 1999, respectively. The decrease in gross profit is attributable to decreased fuel volume and margins.

Operating expenses in the quarter ended June 30, 2000 declined $278,000 or approximately 22.2% as compared with the quarter ended June 30, 1999. The decrease is primarily due to a $229,000 savings in employment expense resulting from staff reductions implemented during 1999.

The Texas petroleum marketing segment's operating loss increased to $212,000 in the quarter ended June 30, 2000, as compared to an operating loss of $48,000 in the quarter ended June 30, 1999. The increased loss is mainly attributable to decreased fuel volumes and margins.

TEXAS CONVENIENCE STORE SEGMENT

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


The Company operated 17 stores during each of the quarters ended June 30, 2000 and June 30, 1999.

Total revenues in the quarter ended June 30, 2000 increased $624,000 or approximately 10.5% to $6,567,000, as compared with $5,943,000 in the quarter ended June 30, 1999. The increase is due to higher fuel prices which prevailed during the current year. Although fuel sales increased $725,000 or approximately 21.7% to $4,056,000 in the quarter ended June 30, 2000, as compared with $3,332,000 in the quarter ended June 30, 1999, fuel sales in gallons declined approximately 10.8% in the current year period. Merchandise sales were comparable during the two comparative quarters. Other income, consisting primarily of rental income and commission income, declined approximately $77,000 in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999.

Gross profit declined $193,000 or approximately 15.8% to $1,026,000 as compared with $1,219,000 in the quarter ended June 30, 1999. Gross Margin declined to approximately 15.6% of sales in the quarter ended June 30, 2000, as compared with approximately 20.5% of sales in the quarter ended June 30, 1999. The decline is primarily due to the lower margins on fuel which prevailed during the current year period. Gross Margin on fuel declined to approximately 7.4% of fuel sales in the quarter ended June 30, 2000 as compared with approximately 9.3% in the quarter ended June 30, 1999. Fuel gross profit per gallon in the two comparative quarters was comparable, at approximately $0.10 per gallon.

Operating expenses increased $45,000, or approximately 3.8% in the quarter ended June 30, 2000, to $1,211,000, as compared with $1,166,000 in the quarter ended June 30, 1999.

The Texas Convenience Store segment incurred an operating loss of $184,000 in the quarter ended June 30, 2000, as compared with an operating profit of $53,000 in the quarter ended June 30, 1999. The increased loss is due to the lower margins and reduced other income in the current quarter.

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

Total revenues increased $353,000 or approximately 10.3% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The increase is primarily attributable to higher overall fuel prices which prevailed during the current year period. Fuel sales decreased $58,000 or approximately 2.3% to $2,475,000 in the quarter ended June 30, 2000 as compared with $2,533,000 in the quarter ended June 30, 1999. Fuel sales in gallons, however, declined 924,000 gallons or approximately 31.0% to 2,058,00 gallons in the quarter ended June 30, 2000, as compared with 2,982,000 gallons in the quarter ended June 30, 1999. Convenience store merchandise sales increased $524,000 or approximately 68.6% to $1,288,000 in the quarter ended June 30, 2000 as compared with $764,000 in the quarter ended June 30, 1999. The increase in merchandise sales is attributable to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


Company's adoption of an aggressive pricing policy designed to increase customer traffic.

Gross profit decreased $91,000 or approximately 19.4% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. Gross Margin declined to approximately 10.0% of sales in the quarter ended June 30, 2000, as compared with approximately 13.6% of sales in the quarter ended June 30, 1999. The decline in Gross Margin primarily reflects the competitive market conditions for fuels which prevailed during the current year period, and the Company's adoption of more aggressive merchandise pricing in its convenience stores, discussed above.

Operating expenses decreased $5,000 or approximately .9% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The increase in operating expenses as compared with the comparable prior year quarter is attributable to the reopening of a previously closed store and to the Company's attempt to maintain a high level of customer service in its facilities in order to maintain the business of the Louisiana Operations segment.

The Louisiana Operations segment incurred an operating loss of $173,000 in the quarter ended June 30, 2000, as compared with an operating profit of $87,000 in the quarter ended June 30, 1999. The loss is primarily due to increased operating expenses and reduced Gross Margins, partially offset by increased revenues in the current year period.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $228,000 or approximately 54.1% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999.

Gross profit in the quarter ended June 30, 2000 decreased $123,000, as compared with the quarter ended June 30, 1999. The decrease in gross profit is due to the lower revenues during the current year period.

Operating expenses declined $18,000 in the quarter.

EDCO Environmental reported an operating profit of $29,000 in the quarter ended June 30, 2000, as compared with an operating profit of $134,000 in the quarter ended June 30, 1999. The $105,000 decrease is mainly attributable to the lower revenues realized during the current quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $95,000 or approximately 20.3% in the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. The decrease is comprised of a $170,000 reduction in legal and professional fees, $20,000 in other expenses and an increase in employment related expenses of $95,000. In the quarter ended June 30, 1999 employment expenses were credited $52,000 for a refund in officers life insurance.

NINE MONTHS ENDED JUNE 30, 2000 AND 1999

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


appearing elsewhere in this document.



              THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the nine months ended June 30, 2000 and 1999. This is the first nine months of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                NINE MONTHS    NINE MONTHS
                                                  ENDED            ENDED
                                              JUNE 30, 2000    JUNE 30, 1999
                                             ---------------  ---------------
                                              (In thousands)  (In thousands)

TEXAS PETROLEUM MARKETING
Revenue ..................................       $ 40,309        $ 37,446
Gross profit .............................          2,803           3,852
Operating expenses .......................          3,248           4,201
                                                 --------        --------
Operating loss ...........................           (445)           (349)

TEXAS CONVENIENCE STORES
Revenue ..................................       $ 18,625        $ 16,678
Gross profit .............................          3,038           3,630
Operating expenses .......................          3,517           3,649
                                                 --------        --------
Operating loss ...........................           (479)            (19)

LOUISIANA OPERATIONS
Revenue ..................................       $ 10,352        $  9,074
Gross profit .............................          1,145           1,221
Operating expenses .......................          1,617           1,501
                                                 --------        --------
Operating loss ...........................           (472)           (280)

EDCO ENVIRONMENTAL
Revenue ..................................       $    754        $  1,217
Gross profit .............................            497             682
Operating expenses .......................            401             579
                                                 --------        --------
Operating income (loss) ..................             96             103

GENERAL AND ADMINISTRATIVE EXPENSES ......       $ (1,283)       $ (1,500)
                                                 --------        --------

TOTAL
Revenue ..................................       $ 70,040        $ 64,415
Gross profit .............................          7,483           9,385
Operating expenses .......................         10,066          11,430
                                                 --------        --------
Operating loss ...........................         (2,583)         (2,045)


Consolidated revenues increased $5,625,000 or approximately 8.7% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The increase, however, is attributable to significantly higher fuel prices which prevailed during the current year period. Fuel sales increased $6,860,000 or approximately 13.3% while other sales and services declined $1,235,000 or approximately 9.5% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. See segment discussions, below.

Consolidated gross profit declined $1,902,000 or approximately 20.3% in the nine months ended June

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


30, 2000, as compared with the nine months ended June 30, 1999. Gross Margin declined to approximately 10.7% of sales in the nine months ended June 30, 2000, as compared with approximately 14.6% of sales in the nine months ended June 30, 1999. The decline in Gross Margin is primarily due to reduced Gross Margins in motor fuels.

Operating expenses declined $1,364,000 or approximately 11.9% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The decline is primarily due to a general reduction in staff during 1999. Operating expenses in the nine months ended June 30, 2000 and June 30, 1999 included noncash charges of $247,000 and $197,000, respectively, for compensation expense on employee stock options. General and administrative expenses include legal and professional fees of $423,000 in the quarter ended June 30, 2000 and $734,000 in the quarter ended June 30, 1999. These non recurring fees are related to the company's previously planned asset sale and merger activity General and administrative expenses in the nine months ended June 30, 2000 decreased $217,000. See segment discussion below.

Operating losses increased $538,000 or approximately 26.3% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999, due to the lower gross profit in the current year period, the effect of which was partially offset by reduced operating expenses in the current year period.

Loss from continuing operations decreased to $3,862,000 in the nine months ended June 30, 2000, as compared with $11,187,000 in the nine months ended June 30, 1999. Loss from continuing operations in the prior year included losses on marketable securities of $8,063,000 See Note G to the unaudited condensed consolidated financial statements included herein.

Comprehensive loss of $3,479,000 reflects an unrealized gain on marketable securities of $117,000 to adjust the carrying value of the Company's 2,500,000 shares of Affiliated common stock to its fair value at June 30, 2000. See Note G to the unaudited condensed consolidated financial statements included herein.


TEXAS PETROLEUM MARKETING SEGMENT

Revenues increased $2,863,000, or approximately 7.6% to $40,309,000 in the nine months ended June 30, 2000, as compared with revenues of $37,446,000 in the nine months ended June 30, 1999. The increase in revenues is due to higher fuel prices which prevailed during the current year. Fuel sales in gallons declined approximately 8.4%, to 30,401,000 gallons, as compared with 33,174,000 gallons in the nine months ended June 30, 1999. The decline in fuel sales in gallons is primarily due to closing or discontinuing sales to retail outlets. Average selling price of fuel per gallon increased to $1.30 per gallon in the nine months ended June 30, 2000, as compared with an average selling price of $1.07 per gallon in the nine months ended June 30, 1999.

Gross profit in the nine months ended June 30, 2000 declined $1,049,000 or approximately 27.2%, as compared with the nine months ended June 30, 1999. Gross Margin was approximately 7.0% and 10.3% of sales in the nine month periods ended June 30, 2000 and 1999, respectively. Average gross profit per gallon sold also declined, to $0.08 per gallon in the nine months ended June 30, 2000, as compared with $0.10 per gallon in the nine months ended June 30, 1999. The decline in total segment gross profit is due to reduced gross profit per gallon on reduced sales volume in gallons during the current year period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


Operating expenses in the nine months ended June 30, 2000 declined $953,000 or approximately 22.7% as compared with the nine months ended June 30, 1999. The decline is primarily due to expense reductions in employment $777,000, G & A $66,000, depreciation $86,000, and other operating expenses of $24,000.

The Texas petroleum marketing segment's operating loss of $445,000 in the nine months ended June 30, 2000, as compared to an operating loss of $349,000 in the nine months ended June 30, 1999, is due to reduced margins of $1,049,000 which were $96,000 greater than expense reductions of $953,000.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 17 stores during each of the nine months ended June 30, 2000 and June 30, 1999.

Total revenues in the nine months ended June 30, 2999 increased $1,947,000 or approximately 11.7% to $18,625,000, as compared with $16,678,000 in the nine months ended June 30, 1999. The increase is due to higher fuel prices which prevailed during the current year. Fuel sales increased $2,282,000 or approximately 25.1% to $11,377,000 in the nine months ended June 30, 2000, as compared with $9,095,000 in the nine months ended June 30, 1999, however fuel sales in gallons declined approximately 7.0% in the current year period. Merchandise sales declined $179,000 or approximately 2.5% to $6,982,000 in the nine months ended June 30, 2000, as compared with $7,161,000 in the nine months ended June 30, 1999. Other income declined $156,000.

Gross profit declined $592,000 or approximately 16.3% to $3,038,000 as compared with $3,630,000 in the nine months ended June 30, 1999. Gross Margin declined to approximately 16.3% of sales in the nine months ended June 30, 2000, as compared with approximately 21.8% of sales in the nine months ended June 30, 1999. The decline is primarily due to the lower margins on fuel which prevailed during the current year period. Gross Margin on fuel declined to approximately 6.6%of fuel sales in the nine months ended June 30, 2000 as compared with approximately 10.0% in the nine months ended June 30, 1999. Fuel gross profit per gallon also declined to approximately $0.09 per gallon in the nine month period ended June 30, 2000 as compared with approximately $0.10 per gallon in the nine months ended June 30, 1999. The decline in gross profit per gallon is the result of the highly competitive environment in which the Company's convenience stores operate.

Operating expenses in the nine months ended June 30, 2000 declined $132,000 or approximately 3.6% as compared with the nine months ended June 30, 1999. The decline in operating expenses is primarily due to G & A and employment expense reductions which occurred in 1999.

The Texas Convenience Store segment incurred an operating loss of $479,000 in the nine months ended June 30, 2000, as compared with a loss of $19,000 in the nine months ended June 30, 1999. The increased loss is due to the lower gross profit, partially offset by reduced operating expenses in the current year period.



LOUISIANA OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS



Total revenues increased $1,278,000 or approximately 14.0% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The increase is primarily attributable to higher overall fuel prices which prevailed during the current year period. Fuel sales increased $745,000 or approximately 11.2% to $7,391,000 in the nine months ended June 30, 2000 as compared with $6,646,000 in the nine months ended June 30, 1999. Fuel sales in gallons, however, declined 2,020,000 gallons or approximately 23.9% to 6,420,000 gallons in the nine months ended June 30, 2000, as compared with 8,440,000 gallons in the nine months ended June 30, 1999. Convenience store merchandise sales increased $719,000 or approximately 34.3% to $2,812,000 in the nine months ended June 30, 2000 as compared with $2,093,000 in the nine months ended June 30, 1999. The increase in merchandise sales is primarily attributable to the Company's adoption of an aggressive pricing policy designed to increase customer traffic, and to the reopening of one previously closed store in December 1999.

Gross profit decreased $76,000 or approximately 6.2% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. Gross Margin declined to approximately 11.1% of sales in the nine months ended June 30, 2000, as compared with approximately 13.4% of sales in the nine months ended June 30, 1999. The decline in Gross Margin primarily reflects the competitive market conditions for fuels which prevailed during the current year period, and the Company's adoption of more aggressive merchandise pricing in its convenience stores, discussed above.

Operating expenses increased $116,000 or approximately 7.8% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The Company has attempted to maintain a high level of customer service in its facilities in order to maintain the business of the Louisiana Operations segment.

The Louisiana Operations segment incurred an operating loss of $472,000 in the nine months ended June 30, 2000, as compared with an operating loss of $280,000 in the nine months ended June 30, 1999.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $463,000 or approximately 38.0% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. Revenues in the nine months ended June 30, 1999 reflected the completion of projects mandated by new underground storage tank environmental regulations, which became effective in late December 1998.

Gross profit in the nine months ended June 30, 2000 decreased $185,000, as compared with the nine months ended June 30, 1999. The decrease in gross profit is due to the lower revenues during the current year period, and to a change in the segment's mix of business during the current year period.

Operating expenses declined $178,000, reflecting a staff reduction which was implemented during 1999, and to fewer projects in operation during the current year period.

EDCO Environmental reported an operating profit of $96,000 in the nine months ended June 30, 2000, as compared with an operating profit of $103,000 in the nine months ended June 30, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS


GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $217,000 or approximately 18.5% in the nine months ended June 30, 2000, as compared with the nine months ended June 30, 1999. The decrease is comprised of a $312,000 reduction in legal and professional fees, $46,000 in other expenses and an increase in employment related expenses of $141,000. The increase in employment related expenses were $52,000 refund in officers life insurance credited in 1999 an increase of $50,000 in non cash stock compensation and $39,000 in deferred compensation and insurance cost.


                       CAPITAL RESOURCES AND LIQUIDITY


Cash used by operating activities was $760,000 for the nine months ended June 30, 2000, as compared with cash used by operating activities of $897,000 in the nine months ended June 30, 1999. Interest expense in the current year period included $269,000 in accrued fees and charges under the credit agreement with the Company's primary bank lender.

Cash and cash equivalents were $344,000 and $992,000 at June 30, 2000 and September 30, 1999, respectively. The Company had a net working capital deficit of $13,148,000, as compared with a deficit of $9,723,000 at September 30, 1999. The working capital deficit is primarily the result of the reclassification of certain long-term bank debt as a current liability. The increase in the working capital deficit is primarily due to the Company's operating loss during the nine months ended June 30, 2000, and to the accrual of $269,000 in fees on the Company's bank debt, as discussed above.

In December 1998, the Company sold ChemWay to Affiliated Resources Corporation ("Affiliated") in a stock-for-stock transaction. See Note G to the unaudited condensed consolidated financial statements included herein. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, has recorded a realized loss of $8,602,000, resulting in a carrying value of $398,000 at September 30, 1999. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock. As of June 30, 2000, the investment in Affiliated had a carrying value of $781,000 due to the $266,000 gain described above and the unrealized gain of $117,000 for the nine months ended June 30, 2000.

The Company has determined, based upon review of the Company's historical operating performance, that it is unlikely that the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a capital infusion. In order to continue as a going concern, management believes the Company must either obtain a capital infusion of either equity or debt or merge the Company with a regional c-store retailer to increase revenues and gain economies of scale regarding operating expenses. See Note K to the unaudited condensed consolidated financial statements included herein.

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

On May 31, 2000, the lawsuit was dismissed with prejudice in the United States District Court for the Southern District of Texas.

1.  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                PAGE
                                                            ----
            27.  Financial Data Schedule                     28


2.  REPORTS ON FORM 8-K


None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EVANS SYSTEMS, INC.
                                                   (REGISTRANT)


Date:   8/21/2000                               By: /s/ J.L. EVANS, SR.
                                                J.L. Evans, Sr.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                And authorized to sign on
                                                behalf of the registrant


                                                By: /s/ CHARLES N. WAY
                                                Charles N. Way
                                                Controller
                                                And authorized to sign on
                                                behalf of the registrant.