Form 10-K405
period 2000-09-30
EVANS SYSTEMS INC
filed 2001-01-12
CIK 904901

AS FILED WITH THE SECURITIES EXCHANGE COMMISSION ON JANUARY 12, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)                     (Amendment No. 2)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2000
                                       OR
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-21956

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                     74-1613155
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                 (Identification number)

            1625 HWY 60 NORTH, BAY CITY, TEXAS 77414      (409) 245-2424
           (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                        JERRIEL L. EVANS, SR., PRESIDENT
    Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480 (409) 245-2424
    Physical Address: 1625 Hwy 60 North, Bay City, Texas 77414 (409) 245-2424
            (Name, address, including zip code, and telephone number,
                   including area code, of agent for service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None.



        Securities registered pursuant to Section 12(g) of the Act: None

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------           -----------------------------------------
Common Stock, par value $.01 per share          NASDAQ-OTCBB Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On January 10, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $720,516.

On January 10, 2001, there were 5,542,429 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

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

In December 1999, the Company reached an agreement to sell its Texas petroleum marketing and convenience store assets (the "TSC Transaction") to TSC Services, Inc. ("TSC"). Under the terms of the agreement, TSC would make a cash payment to the Company of $12.7 million for substantially all of the fixed assets of the Texas petroleum marketing and convenience store segments, having a net book value of $13.0 million at March 31, 2000. In addition, TSC agreed to assume certain capital lease obligations of approximately $0.6 million, and agreed to purchase the segments' inventories at the Company's cost, estimated by management at $2.4 million. The sale was approved by the Board of Directors and subject to approval by the Company's shareholders. Terms of the agreement called for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. On August 17, 2000, the Company terminated the TSC Agreement pursuant to TSC's failure to perform certain obligations as defined within the agreement.

On January 23, 2000, the Company executed an Amended and Restated Agreement and Plan of Merger, (as amended the "Merger Agreement") with I-Net Holdings Inc., a Delaware Corporation ("I-Net"), pursuant to which a wholly-owned subsidiary of the Company would have been merged with and into I-Net (the "Merger"). The principal shareholder of I-Net, Richard Dix, is a former officer of the Company. The Company, I-Net, and the principal shareholder of I-Net agreed to terminate the Merger Agreement on May 19, 2000, and release each other from any and all claims arising under the Merger Agreement. To induce I-Net to agree to the immediate termination of the Merger Agreement, the Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred by it in conjunction with the Merger Agreement upon consummation of the TSC Transaction or a similar sale of substantially all of the Company's assets.

During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." Prior year segment information presented below has been restated to conform to the current year presentation.

Operating results for each of the Company's segments follow (in thousands):

                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                  SEPT. 30, 2000  SEPT. 30, 1999  SEPT. 30, 1998
                                  --------------  --------------  --------------
TEXAS PETROLEUM MARKETING
Revenue from External Customers .   $  54,810        $  50,164       $  64,458
Operating Loss ..................        (601)          (1,335)           (987)

TEXAS CONVENIENCE STORES
Revenue .........................   $  25,262        $  22,873       $  25,626
Operating Loss ..................        (742)             (34)           (543)

LOUISIANA OPERATIONS
Revenue .........................   $  13,796        $  12,694       $  12,878
Operating Loss ..................        (676)            (334)            (88)

EDCO ENVIRONMENTAL
Revenue .........................   $   1,461        $   1,542       $   1,152
Operating Income (Loss) .........         262              177             (81)

CORPORATE EXPENSES ..............      (1,682)          (1,854)         (2,295)

TOTAL CONTINUING OPERATIONS
Revenue .........................   $  95,329        $  87,273       $ 104,114
Operating Loss ..................      (3,439)          (3,380)         (3,994)

CHEMWAY(1)
Revenue .........................                    $      75       $   2,268
Operating Income (Loss) .........                         (317)         (1,697)

TOTAL
Revenue .........................   $  95,329        $  87,348         106,382
Operating income (Loss) .........      (3,439)          (3,697)         (5,688)
(1) ChemWay was sold on December 30, 1998.

TEXAS PETROLEUM MARKETING

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

                                                 FISCAL YEAR ENDED SEPTEMBER 30
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
Refined petroleum product
sales ......................................    $ 54,414    $ 49,143    $ 63,077
Non-petroleum product
sales ......................................         396       1,021       1,381
                                                --------    --------    --------
Total Sales ................................    $ 54,810    $ 50,164    $ 64,458

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

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The terminal facility has remained closed since then and has adversely effected the Texas Petroleum Marketing segment's performance during 1998, 1999, and 2000.

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

The effect of the conversion of Special Purpose Lease customers into Open Dealers is reduced gross margin, working capital requirements, and capital investment, resulting in an improved return on investment. Since the Company's margins on Open Dealer accounts are contractually fixed, however, the Texas Petroleum Marketing Segment's gross margins may be less volatile in the future, as a larger percentage of the segment's business will be at fixed margins.

On May 21, 1999, the company closed its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Texas Petroleum Marketing segment. The company also sold its Bay City Tire Store on May 3, 1999. On June 30, 1999, the Company sold its Fuelman fleet card franchise to a competitor.

TEXAS CONVENIENCE STORES

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                                 FISCAL YEAR ENDED SEPTEMBER 30
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
Refined petroleum product
sales ......................................    $ 15,361    $ 12,705    $ 14,069
Merchandise sales ..........................       9,543       9,599      10,783
Other income ...............................         358         569         774
                                                --------    --------    --------
Total Sales ................................    $ 25,262    $ 22,873    $ 25,626

Number of operating stores
at year-end ................................          17          17          19

At September 30, 2000, the Company operated 17 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. Eight of the Company's convenience stores are co-branded with nationally recognized fast food franchises or food service operations.

The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

During fiscal 1998, the Company discontinued operations at seven underperforming convenience stores, and sold the equipment and business to independent convenience store operators. In each of these transactions, the Company retained the wholesale gasoline business through an Open Dealer contract.

The Company closed two underperforming Texas convenience stores during 1999, one of which was subsequently leased to an independent operator who also agreed to purchase fuel from the Company as an Open Dealer.

LOUISIANA OPERATIONS

The following table sets forth the revenues of the Louisiana Operations segment (in thousands):

                                                 FISCAL YEAR ENDED SEPTEMBER 30
                                                --------------------------------
                                                  2000        1999        1998
                                                --------    --------    --------
Refined petroleum product
sales ......................................    $ 10,042    $  9,671    $ 10,014
Merchandise sales ..........................       3,694       2,882       2,706
Other income ...............................          60         141         158
                                                --------    --------    --------
Total Sales ................................    $ 13,796    $ 12,694    $ 12,878

Number of operating stores
at year-end ................................           8           7           7

At September 30, 2000 Louisiana operations are comprised of a fuel bulk storage facility and distribution center, one full-service station without a convenience store, and eight convenience stores, located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana operations, however there can be no assurance that a sale on terms satisfactory to the Company will be completed.

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

The EPA now requires stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new motor vehicles. The deadline for compliance with the UST improvement guidelines was December 1998.

A number of states, including Texas, have established remediation funds to assist owners/operators in the clean-up of leaking USTs. In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a fee assessed on motor fuels sold in the state. Financing programs secured by assignments of rights to reimbursement by the Texas Natural Resource Conservation Commission ("TNRCC") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. For locations where contamination already exists, the UST owner/operator must comply with TNRCC clean-up regulations or risk fines of up to $10,000 per day and disqualification from the benefits and funding of the GPA.

EDCO Environmental reported revenues of $1,461,000, $1,542,000 and $1,152,000 in 2000, 1999 and 1998, respectively.

The TNRCC is continuing to provide reimbursements for clean-up of those contaminated locations which were registered with the TNRCC on or before December 28, 1998. Cleanup of locations which became known after December 28, 1998 is generally funded by private insurance or by the location owner.

CHEMWAY (DISCONTINUED MARCH 31, 1998; SOLD DECEMBER 30, 1998)

ChemWay packages aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. On December 30, 1998, the Company completed the sale of ChemWay to an unrelated third party, Affiliated.

The Company received 1,500,000 shares of common stock of Affiliated, representing approximately nine percent of the outstanding common stock of Affiliated, in exchange for all of the common stock of ChemWay. See Note 4 to the Consolidated Financial Statements, included herein. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock at December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock.

The Company's investment in Affiliated common stock is illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from a reported low closing price in the quarter ended June 30, 1998 of $0.88 to a closing price of $6.00 at December 31, 1998 to closing prices of $0.265 and $0.406 at September 30, 1999 and September 30, 2000, respectively.

There can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

EMPLOYEE RELATIONS

The Company employs 197 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes. On July 1, 1997, the Company implemented an employee directed 401K plan.

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

ITEM 2.   PROPERTIES

The Company has extensive real estate interests in Texas and Louisiana. The Company owns 42 commercial parcels of real estate in Texas and 2 in Louisiana. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 25 convenience store locations and 4 other facilities under operating lease agreements with varying terms and lives.

In July 1999, The Company vacated its former general office facility, which was located in a 10,300 square foot, free-standing building located on a 15-acre tract with 400 feet of frontage along Highway 60 North in Bay City, Texas. The former general office facility has been listed for sale. EDCO Environmental's facilities include a 19,200 square foot shop, fabrication, and maintenance building adjacent to the administration building. Subsequent to September 30, 2000 the company closed on the sale of EDCO Environmental's facilities on November 21, 2000 and the former general office portion on December 29, 2000.

The Company relocated its general offices into space in its additional office and administrative operations (5,985 square feet) and 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings, located on 3 acres of land on Highway 60. Bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks, are located adjacent to the warehouses

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK INFORMATION

Traded On the Nasdaq Over The Counter Bulletin Board Quotation System -- The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI." At September 30, 2000, there were approximately 1,046 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $1.9 million on September 30, 2000.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, is listed below:

DATES                                                         HIGH        LOW
-----                                                        ------     ------
October 1, 1998 through December 31, 1998 ............      15 5/8       6 7/16
January 1, 1999 through March 31, 1999 ...............      18 3/4      15 1/4
April 1, 1999 through June 30, 1999 ..................      32           3 5/8
July 1, 1999 through September 30, 1999 ..............       2 1/8       1 3/8
October 1, 1999 through December 31,1999 .............       2 7/16        1/2
January 1, 2000 through March 31, 2000 ...............       9 3/4       1 3/8
April 1, 2000 through June 30, 2000 ..................       2 7/16        3/8
July 1, 2000 through September 30, 2000 ..............       1 1/2         3/8

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

                                                                                YEAR ENDED SEPTEMBER 30
                                                             -------------------------------------------------------------
INCOME STATEMENT DATA:                                          2000         1999         1998         1997         1996
                                                             ---------    ---------    ---------    ---------    ---------
Revenues .................................................   $  95,329    $  87,273    $ 104,114    $ 137,996    $ 133,007
Gross Profit .............................................      10,141       11,854       13,868       14,765       17,266
Operating Income (Loss) ..................................      (3,439)      (3,380)      (3,994)      (3,682)         359
Income (Loss) from Continuing Operations .................      (5,200)     (13,306)      (4,605)      (3,458)        (185)
Net Income (Loss) ........................................      (4,934)      (9,333)      (5,453)      (4,804)       1,119
Basic Income (loss) from continuing
operations per common share(1) ...........................       (1.22)       (3.46)       (1.48)       (1.12)        (.06)
Basic earnings (loss) per common share(1) ................       (1.16)       (2.43)       (1.75)       (1.56)         .37
Basic weighted average number of common
shares outstanding(1) ....................................       4,263        3,846        3,116        3,075        3,010
Diluted earnings (loss) from continuing
operations per common share(1) ...........................       (1.22)       (3.46)       (1.48)       (1.12)        (.06)
Diluted earnings (loss) per common share(1) ..............       (1.16)       (2.43)       (1.75)       (1.56)         .37
Weighted average number of common and
common equivalent shares outstanding(1) ..................       4,263        3,846        3,116        3,075        3,010

1 Adjusted for 5% stock dividend paid on January 20, 1997
                                                                2000         1999         1998         1997         1996
                                                             ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:
Current Assets ...........................................   $   6,148    $   6,729    $   9,914    $  14,962    $  18,726
Current Liabilities ......................................      19,301       16,452        9,751       17,333        9,724
Current Ratio ............................................       .32:1        .41:1       1.02:1        .86:1       1.93:1
Total Assets .............................................      20,709       22,342       32,448       38,218       41,073
Long-Term Debt ...........................................         716        1,634       11,151        5,401       10,400
Total Stockholders' Equity ...............................         692        4,096       11,546       15,484       19,748

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

In December 1999, the Company signed an agreement to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc., ("TSC") for cash consideration of $12.7 million (the "TSC Transaction". TSC also agreed to assume certain capital lease obligations which the Company estimated would total approximately $0.9 million at the time of closing. In addition, TSC would acquire the Company's inventories in the Texas petroleum marketing and Texas convenience store segments at the Company's cost, estimated by management at approximately $2.4 million. The sale was approved by the Board of Directors and subject to approval by the Company's shareholders. Terms of the agreement called for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. On August 17, 2000, the Company terminated the TSC Agreement pursuant to TSC's failure to perform certain obligations as defined within the agreement.

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

In the Fourth Quarter of 2000, The company began implementation of a strategy to reduce debt by selling certain identified assets aligned along brand representation in an effort to concentrate on fewer brands which management feels have the most future profit potential. As a part of this strategy, management implemented an additional 22% staff reduction in early October. By the end of the First fiscal quarter of 2001, the company had closed on the sale of some its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts. The company has Phillips 66 accounts under earnest money contract, with closing expected in January 2001. Management plans to continue its Chevron and Exxon branded company operated and dealer locations. The company also closed on the sale of it's Corporate Office and warehouse facility in Bay City and has placed for sale other properties. Proceeds from the sale are being used towards the reduction of debt. The Company has reached an agreement in principle with its primary lender which could lead to a significant reduction in debt.

The Company is also evaluating a strategic partnership which will allow the Company to reinstitute a supply of petroleum products at its terminal facility. Management anticipates that should the strategic partnership be successful, that its terminal can return to operations by the end of the second quarter of 2001. The Company is actively pursuing the refinance of several unencumbered assets which, if successful, will allow for the upgrade of several of the Company's retail facilities.

                              RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

Consolidated revenues from continuing operations increased $8,056,000 or approximately 9.2% to $95,329,000 in the year ended September 30, 2000. The increase, primarily in the Texas Petroleum Marketing segment, is primarily due to the increased selling price per gallon of fuel in 2000 compared to 1999. Consolidated gross profit from continuing operations declined $1,713,000 or approximately 14.5% to $10,141,000 in the year ended September 30, 2000. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 10.6% of sales in 2000 from approximately 13.6% of sales in 1999. Gross Margin declined in all segments. The decline in gross profit in 2000 is mainly due to competitive gasoline pricing on rising fuel cost. See segment discussions below.

Consolidated operating expenses of continuing operations declined $1,654,000 or approximately 10.9% in 2000 to $13,580,000. The decrease in operating expenses were mainly attributable to savings related to personnel reductions $1,137,000, general and administrative expense cost cuts of $435,000 and depreciation of $76,000.

Consolidated operating losses increased $59,000 to $3,439,000 in 2000 as compared with a loss of $3,380,000 in 1999. The company made significant expense reductions in 2000; however, the decline in margins resulted in a virtually unchanged operating loss.

Consolidated comprehensive loss of $4,582,000 in 2000 includes a $266,000 gain on disposal of Chemway and a $352,000 unrealized gain on the Company's investment in Affiliated common stock. The comprehensive loss of $9,333,000 in 1999 includes a loss on impairment of the Company's investment in Affiliated common stock of $8,602,000, partially offset by a gain on the sale of ChemWay of $3,973,000, net of income taxes.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues in the Texas Petroleum Marketing Segment increased $4,646,000 or approximately 9.3% to $54,810,000 in 2000, as compared with $50,164,000 in 1999.
Sales in gallons declined to 40,158,000 gallons in 2000 from 44,441,000 gallons in 1999, a decline of approximately 9.6%. Average selling price per gallon increased in 2000 to approximately $1.34 per gallon, as compared with $1.13 per gallon in 1999. The increase is due to nation wide cost increases in 2000 which pressured higher selling prices per gallon.

Gross Profit in 2000 declined to $3,747,000 from $4,401,000 in 1999, a decline of $654,000 or approximately 14.9%. Gross Margin decreased to approximately 6.8% of sales in 2000 from approximately 8.8% of sales in 1999.

Operating expenses in 2000 declined to $4,373,000 from $5,736,000 in 1999, a decline of $1,363,000 or approximately 23.8%. The reduced expenses resulted from the company's implementation of programs started in 1999 to reduce staff, a $1,086,000 savings, cut overhead, a $97,000 savings, other expense reductions of $73,000 and decreased depreciation expense of $107,000.

Operating loss in 2000 decreased to $601,,000 from $1,335,000 in 1999, a decrease of $734,000 or approximately a 53.1% improvement, as a result of expense reductions.

TEXAS CONVENIENCE STORE SEGMENT

At September 30, 2000, the Company operated 17 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. Eight of the Company's convenience stores are co-branded with a nationally recognized fast food franchises or food service operations. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

Total sales increased $2,389,000 or approximately 10.4% in 2000 to $25,262,000 from $22,873,000 in 1999. Fuel sales in 2000 were $15,361,000 as compared with $12,659,000 in 1999; fuel sales in gallons declined in 2000 to 10,869,000 gallons as compared with 12,753,000 gallons in 1999. Merchandise sales decreased $56,000 to $9,543,000 as compared with $9,599,000 in 1999. Average selling price per gallon increased in 2000 to approximately $1.41 per gallon, as compared with $.99 per gallon in 1999. The increase is due to nation wide cost increases in 2000 which pressured higher selling prices per gallon.

Gross profit declined to $4,080,000 in 2000 as compared with $4,768,000 in 1999. Gross Margin in the Texas Convenience Store segment declined in 2000 to approximately 16.1% as compared with approximately 20.9% in 1999. Merchandise Gross Margin decreased in 2000, to approximately 28.4% of sales, as compared to approximately 32.1% of sales in 1999. Fuel Gross Margin decreased to approximately 6.6% during 2000, as compared with approximately 8.7% during 1999.

Operating expenses during 2000 in the Texas Convenience Store segment was $4,822,000 as compared with $4,802,000 in 1999, a increase of $20,000 or approximately .4%.

The Convenience Store segment incurred an operating loss of $742,000 in 2000, as compared with a loss of $34,000 in 1999. The increased loss is due to declining margins in fuel and merchandise sales created by a highly competitive market.

LOUISIANA OPERATIONS SEGMENT

At September 30, 2000 Louisiana operations are comprised of a fuel bulk storage facility and distribution center, one full-service station without a convenience store, and eight convenience stores, located in and around Lake Charles, Louisiana.

Sales increased $1,102,000 or approximately 8.7% to $13,796,000 in 2000 from $12,694,000 in 1999. Sales of fuels and other refined petroleum products increased $290,000 or approximately 3.8% to $10,102,000 in 2000 as compared with $9,671,000 in 1999. Convenience store merchandise sales increased $812,000 in 2000, or approximately 22.0%, to $3,694,000 as compared with $2,882,000 in 1999.

Gross profits declined $264,000 or approximately 14.8% in 2000, to $1,514,000 as compared with $1,778,000 in 1999. Gross Margin declined to approximately 11.0% of sales in 2000, as compared with approximately 14.0% of sales in 1999. Gross Margin on fuel sales declined to approximately 6.6% of sales in 2000, as compared with approximately 9.3% of sales in 1999, primarily due to the competitive retail fuel pricing which prevailed in 2000. Merchandise Gross Margin in 2000 declined to approximately 19.7% of sales, as compared to approximately 23.5% of sales in 1999. The Company generally reduced its merchandise retail pricing in 2000 in an attempt to increase sales.

Operating expenses in 2000 were $2,191,000, a increase of $79,000 or approximately 3.7% as compared to 1999.

Operating loss in 2000 increased to $676,000, as compared with a loss of $334,000 in 1999. The increased loss in 2000 is attributable to lower gross profit margins in 2000, and increased operating expenses.

EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $262,000 in the year ended September 30, 2000, as compared with $177,000 in 1999. The increase is primarily attributable to a $193,000 reduction in operating expenses. EDCO Environmental will continue to focus its attention on environmental remediation projects which have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist, however there can be no assurance that they will do so.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined $172,000 in 2000, to $1,682,000 as compared with $1,854,000 in 1999. Corporate expenses in 2000 included a non-cash charge of $247,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. 2000 expenses also include nonrecurring legal and professional charges of $224,000 arising from the proposed merger with I-Net Holdings Inc. and the proposed sale of substantially all of it's fixed assets to TSC Services Inc. and $157,000 in penalties for late payment of motor fuels taxes.

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

Sales in the Texas Petroleum Marketing Segment declined $14,294,000 or approximately 22.2% to $50,164,000 in 1999, as compared with $64,458,000 in 1998. Sales in gallons declined to 44,441,000 gallons in 1999 from 60,158,000 gallons in 1998, a decline of approximately 26.13%. Average selling price per gallon increased in 1999 to approximately $1.13 per gallon, as compared with $1.07 per gallon in 1998. The increase is due to the conversion of Special Purpose Lease customers into Open Dealers during late 1998 and early 1999. Although the Company realizes a higher average selling price per gallon, the Company's gross profit per gallon on sales to Open Dealers can be significantly lower than on sales to Special Purpose Lease customers.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined $441,000 in 1999, to $1,854,000 as compared with $2,295,000 in 1998. Corporate expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options which had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

General and administrative expenses in 1998 included non-cash compensation expense of $1,133,000 arising from the vesting of certain incentive stock options which had previously been awarded to employees. Adjusting 1999 and 1998 for the $1,284,000 and $1,133,000 in non-cash and nonrecurring expenses, respectively, adjusted corporate expenses in 1999 of $570,000 declined $592,000 or approximately 51.0% as compared with adjusted expenses of $1,162,000 in 1998.


                         CAPITAL RESOURCES AND LIQUIDITY


Cash and cash equivalents were $725,000 and $992,000 at September 30, 2000 and 1999, respectively. The Company had a net working capital deficit of $13,153,000, as compared with a deficit of $9,723,000 at September 30, 1999. The working capital deficit is primarily the result of $9,153,000 in secured debt, and $704,000 in capital lease obligations being classified as current liabilities in 2000. At 9/30/1999 $8,712,000 in secured debt and $293,000 in capital lease obligations were classified as current liabilities. The notes payable on the secured debt totaling $9,153,000 mature January 31,2001 The capital lease obligations were in default at September 30,2000. The Company has placed for sale certain properties with the proceeds from the sales intended to reduce debt. The Company has reached an agreement in principle with its primary lender which could lead to a significant reduction in debt. Management is also evaluating a strategic partnership which will allow the Company to reinstitute a supply of petroleum products at its terminal facility. Management anticipates that should the strategic partnership be successful, that its terminal can return to operations by the end of the second quarter of 2001. Management is actively pursuing the refinance of it's existing bank debt with several potential lenders. The new financing would be amortized over a longer period more reflective of the lives of the colateral. The new financing in conjunction with the planned debt reduction from asset sales, would have the effect of increasing the availability of working capital. However, there can be no assurance that management's plans described above will be successful.

Cash used by operating activities was $671,000 and $618,000 in the years ended September 30, 2000 and 1999, respectively.

The Company's investment in marketable securities is $1,016,000, representing 2,500,000 shares of Affiliated Resources Corporation common stock at September 30,2000 market value of $0.406. The stock is illiquid with low average trading volume. There can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

During the year ended September 30, 2000, the Company received proceeds of $575,000, arising from the issuance of common stock in a private placement transaction.

The Company's common stock was delisted by Nasdaq on February 17, 2000. The Company's common stock is now traded on the over-the-counter bulletin board system maintained by Nasdaq. The Company's ability to raise additional equity capital in the future could be adversely affected as a result of the Company's common stock no longer being listed on a national exchange.

As a result of matters discussed above, there is substantial doubt about the Company's ability to continue as a going concern.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133", which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company has not entered into, and is not expected to enter into, any material transactions involving derivative instruments or hedging activities. Therefore, management believes there would be no material effect to the Company's financial statements as a result of implementation of these statements.

                                  RECENT EVENTS

On December 4, 2000 the company entered into a stipulated judgment against Affiliated Resources Corp, and Chemway pertaining to the company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6,000,000 arising from Affiliated's failure to fund the put right at $4.00 per share on the 2,500,000 shares of Affiliated stock that the company had received as consideration for the 1998 transaction. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for the ChemWay assets and improvements as sole payment of the judgment. Management is presently evaluating all strategic alternatives relating to the recently reclaimed assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEMS 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the current directors and executive officers of the Company.

      NAME               POSITION                                            AGE
      ----               --------                                            ---
Jerriel L. Evans, Sr.    Chairman of the Board, President and Chief           61
                         Executive Officer

Peter J. Losavio, Jr.    Vice Chairman of the Board                           59

Maybell H. Evans         Secretary                                            61

Darlene N. Jones         Director, Treasurer and Administrative Manager       42

Charles N. Way           Director, and Controller                             58

Richard A. Goeggel       Director, Vice President and Chief Financial         49
                         Officer

Julie H. Edwards         Director                                             42

Matt Hessions            Director                                             49

Carl W. Schafer          Director                                             64

Jerry L. Evans, Jr.      Vice President of Corporate Relations and            35
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

MATT HESSION is a 1976 graduate of Nicholls State in Louisiana and a veteren of the United States Marine Corp. Mr. Hession has founded (10) ten companies over his professional career. He was most recently CEO of Key Medical Services of Baton Rogue, La and is currently on the Board of Directors of Amedisys (AMED). Matt is also a member of the National Management Turnaround Association. He presently does turnaround management work as owner of his private consulting firm.

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

CHARLES N. WAY has been a member of the Company's Board of Directors since March 1982. Mr. Way also serves as Controller of the Company. He has held these positions since June 1980 and March 1982, respectively. Mr. Way previously served as the Company's Chief Financial Officer from June 1980 until June 1997. Mr. Way joined the Company in June of 1979. He was born in Houston, Texas, in 1942 and graduated from Jessie H. Jones High School in 1961. He received a B.B.A. degree in Accounting from Texas A&M University in 1966. He was employed with Texaco, Inc. from 1966 to 1968 where he served as an accountant. From 1968 to 1973, Mr. Way served as an Accounting Division Manager with Tenneco Oil Company. From 1973 to 1976, he was employed as a Controller with News, Inc. And Subsidiaries. From 1976 to 1979, Mr. Way owned and operated All-Ways Automotive & Tire Service in Houston, Texas.

RICHARD A. GOEGGEL has been a member of the Company's Board of Directors since December 1998. Mr. Goeggel was born in St. Louis, Missouri in 1951 and earned his A.B. degree in Economics and M.B.A. in Finance & Accounting from Cornell University in 1974 and 1976 respectively. Until 1997, Mr. Goeggel was employed as Vice President and CFO of Truck Accessories Group, Inc. From 1995 to 1996 he served as financial advisor to the Board of Directors of Stanley Stores, Inc.; and from 1989 to 1995 he was employed with AppleTree Markets, Inc. as Vice President, treasurer and director. Mr. Goeggel joined the Company in January 1998 as financial advisor and was hired as Vice President and Chief Financial Officer in June 1998. Mr. Goeggel resigned as Chief Financial Officer and from the Board of Directors on August 1, 2000.

JULIE H. EDWARDS has been a member of the Company's Board of Directors since December 1997. Ms. Edwards was born in Charleston, West Virginia in 1959 and earned her Bachelor of Science degree in geology and geophysics from Yale University in 1980. Ms. Edwards earned her Masters degree in Business Administration/Finance from Wharton Graduate School in 1985. Ms. Edwards was employed with Smith Barney, Harris Upham & Co. from 1984 to 1991 and served as Vice President of Corporate Finance with Smith Barney, Harris Upham & Co., from 1988 to 1991. Since 1991, Mrs. Edwards has been employed with Frontier Oil Corporation as Senior Vice President of Finance and Chief Financial Officer. Mrs. Edwards resigned from the companys' Board of Directors in July 2000.

CARL W. SCHAFER has been a member of the Company's Board of Directors since December 1992. Mr. Schafer was born in Chicago, Illinois in 1936 and obtained his primary and secondary education in Illinois. He received his Bachelor of Arts with distinction from the University of Rochester in 1958. He served with the U. S. Bureau of the Budget as a budget examiner (1961-1964), a legislative analyst (1964-1966), deputy director of budget preparation (1966-1968), director of budget preparation (1968-1969), and as staff assistant to the U. S. House of Representative Appropriations Committee (1969). He served with Princeton University as director of the budget (1969), treasurer (1972-1976), financial vice president, treasurer and chief financial officer (1976-1987). He served as a principal of Rockefeller and Company, Inc., from 1987 to 1990. He is currently president of the Atlantic Foundation, Princeton, New Jersey. He served as co-chairman of the New Jersey Governor's Task Force on improving New Jersey's Economic and Regulatory Climate from 1982 to 1983, and is currently a trustee or director of Roadway Express, Inc., Wainoco Oil Corporation, Nutraceutix, Inc., Electronic Clearing House, Inc., the Paine Webber and Guardian Groups of Mutual Funds, Harbor Branch Institution, Inc., the Jewish Guild for the Blind, the Johnson Atelier and School of Sculpture, and Hidden Lakes Gold Mines, Ltd. He is a member of the advisory council of Domain Partners and a member of the International Advisory Council of William Sword and Company, Inc. Mr. Schafer resigned from the Company's Board of Directors in July 2000.

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

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended September 30, 2000 ("Fiscal 2000"), the Company's Board of Directors formally met on eight occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors and Committees on which he served during Fiscal 2000. The Board of Directors has no committees other than the Compensation Committee and the Audit Committee.

The Company's Compensation Committee, which is comprised of Peter J. Lasavio (Chairman), Carl W. Schafer, and Julie H. Edwards, reviews and approves the compensation of the Company's executive officers and administers and interprets the Company's stock option plans. The Compensation Committee met or took action on one occasion during Fiscal 2000.

The Company's Audit Committee, which is comprised of Carl W. Schafer (Chairman), Peter J. Losavio, and Julie H. Edwards recommends the Company's independent auditors, reviews the scope of their engagement, consults with the auditors, reviews the results of their examination, acts as liaison between the Board of Directors and the auditors and reviews various Company policies, including those relating to accounting and internal controls. The Audit Committee met or took action on one occasion during Fiscal 2000. The board appointed Mr. Matt Hession chairman of the Audit Committee upon the acceptance of Mr. Carl Schafer's resignation.

COMPENSATION OF DIRECTORS

During Fiscal 2000, each director, who is not an employee of the Company receives a monthly retainer fee of $500. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

In December 1999, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $.8125 per share.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2000,1999,and 1998, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the company of the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2000 who received compensation of at least $100,000 during the Fiscal 2000 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION                      LONG-TERM COMPENSATION AWARDS
                                      -------------------------------------------   --------------------------------------
                                                                     OTHER ANNUAL   RESTRICTED
            NAME AND                                                 COMPENSATION     STOCK                    ALL OTHER
       PRINCIPAL POSITION             YEAR    SALARY($)   BONUS($)    ($)(1)         AWARDS($)   OPTIONS(#)  COMPENSATION
       ------------------             ----    --------    --------   ------------   ----------   ----------  -------------
Jerriel L. Evans, Sr.(2)
    Chairman of the Board,            2000     140,000        -0-         51,600                     -0-          (2)
    President and                     1999      96,250        -0-         54,300                    75,000        (2)
    Chief Executive Officer           1998     125,093        -0-        111,600          --        91,500        (2)

Richard A. Goeggel (3)
    Vice-President and                2000      77,077        -0-           --                       -0-           --
    Chief Financial Officer           1999     120,000        -0-           --                       -0-           --
                                      1998      85,000        -0-           --                      50,000         --

Richard B. Dix (4)
    Executive Vice-President          2000       -0-          -0-           --            --         -0-           --
                                      1999      51,508        -0-           --            --          --           --
                                      1998     108,000        -0-           --            --        35,000         --

I. Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

II. In addition to the compensation for Mr. Evans set forth above, he also receives lease income for the rental of various properties used by the Company. See Note 10 to the Consolidated Financial Statements, included herein.

III. Mr. Goeggel's employment with the Company (including time spent as a consultant) began in January 1998. Mr. Goeggel resigned from the Company on August 1, 2000.

IV. Mr. Dix's employment with the Company began in April 1998. Mr. Dix left the Company on June 11, 1999 to pursue other business interests.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning Options/SARs granted during Fiscal 2000 to the Named Officers.

                                                                       POTENTIAL REALIZABLE VALUE OF ASSUMED
                                                                           ANNUAL RATES OF STOCK PRICE
                                                                           APPRECIATION FOR OPTION TERM(2)
                                                                      --------------------------------------
                           SHARES        % OF TOTAL
                         UNDERLYING      GRANTED TO       EXERCISE
                        OPTIONS/SARS     EMPLOYEES        OR BASE      EXPIRATION
      NAME               GRANTED(#)    IN FISCAL 2000   ($/SHARE)(1)      DATE           5%($)        10%($)
      ----               ----------    --------------   ------------   ----------      -------       -------
Jerriel L. Evans, Sr.      75,000           76%             5.00         4/16/03       214,996       342,244

I. The exercise price of the options granted is equal to the market value of the Company's Common Stock on the date of grant.

Potential realizable value of each grant assumes that the market prices of the underlying security appreciates at annualized rates of 5% and 10% over the term of the award. Actual gains, if any, on stock option exercises are dependent on the future performance of common stock. There can be no assurance that the amounts reflected on this table will be achieved.

EMPLOYMENT AGREEMENTS

J. L. Evans, Sr. and the Company entered into an employment agreement, dated October 1, 1998, for Mr. Evans to serve as President and Chief Executive
Officer of the Company through September 30, 2001. The agreement provides for an annual base salary of

$120,000 during the first year of its term, $140,000 during the second year of its term, $150,000 during the third year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement also provides for an annual bonus in an amount equal to 7 1/2% of the net consolidated after-tax profits of the Company. The agreement provides that certain options granted to Mr. Evans will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Evans is also entitled to participation in all other benefit plans provided by the Company to its executives, four weeks paid vacation per year and a $500 per month car allowance. The agreement also restricts Mr. Evans from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

Richard A. Goeggel and the Company entered into an employment agreement, dated June 22, 1998, for Mr. Goeggel to serve as Vice President and Chief Financial Officer of the Company through June 15, 2000. The agreement provides for an annual base salary of $120,000 during the first year of its term and for annual increases in each of the remaining years to be determined by the Board of Directors. The agreement provides that certain options granted to Mr. Goeggel will vest upon a change of control of the Company. During the term of his employment with the Company, Mr. Goeggel is also entitled to (i) participation in all other benefit plans provided by the Company to its executives, and (ii) two weeks paid vacation per year. Upon a change of control of the Company that results in Mr. Goeggel's removal as Vice-President or Chief Financial Officer, a significant change in the conditions of his employment or other breach of the agreement, Mr. Goeggel has the right to elect to deem his employment to have been terminated by the Company and receive a lump sum payment equal to the remaining term of the agreement (which amount shall be reduced such that all payments will be deductible to the Company and not subject to the excise tax imposed by the United States Internal Revenue Code of 1986, as amended). Except as expressly permitted in the agreement, Mr. Goeggel is also restricted from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company. Mr. Goeggel resigned as Chief Financial Officer on August 1, 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

                                                                 AMOUNT AND
                                                                 NATURE OF
                                                                 BENEFICIAL     PERCENT OF
                     NAME AND ADDRESS(1)                        OWNERSHIP(2)     CLASS(3)
                     -------------------                       -------------    ----------

J. L. Evans Systems, Ltd., a Texas Limited Partnership           752,000(4)         13.6%
J. L. Evans, Sr.                                                 939,460(5)         16.9%
Maybell H. Evans                                                 775,300(6)         13.9%
Charles N. Way                                                    20,342(7)           *
Richard A. Goeggel                                                50,000(8)           *
Darlene E. Jones                                                  15,000(9)           *
J. L. Evans, Jr.                                                  11,420(10)          *
Carl W. Schafer                                                   10,750(11)          *
      c/o The Atlantic Foundation
      16 Faber Road
      Princeton, NJ 08540
Peter J. Losavio, Jr.                                             15,900(12)          *
      8414 Bluebonnet Blvd., Suite 110
      Baton Rouge, LA 70810
Julie H. Edwards                                                   7,500(13)          *
      3826 Coleridge
      Houston, TX 77005
All executive officers and Directors as a group (10 persons)   1,079,922            19.4%

* less than 1%

I. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.

II. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

III. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.

IV. The general partner is J.L. Evans Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel
      L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.

V. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership. Includes 75,000 shares issuable upon the exercise of options.

VI. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.

VII.  Includes 7,000 shares issuable to Mr. Way upon the exercise of options.

VIII. Includes 50,000 shares issuable to Mr. Goeggel upon the exercise of options.

IX.   Includes 5,000 shares issuable to Mrs. Jones upon the exercise of options.

X. Includes 9,000 shares issuable to Mr. Evans, Jr. upon the exercise of options.

XI. Includes 10,000 shares issuable to Mr. Schafer upon the exercise of options.

XII. Includes 5,000 shares issuable to Mr. Losavio upon the exercise of options.

XIII. Includes 7,500 shares issuable to Mrs. Edwards upon the exercise of options.

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

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2000, except that J. L. Evans Systems, Ltd. inadvertently filed a Form 5 late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company leased two convenience store locations from Mr. J.L. Evans, Sr., the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500 which was renewed for one additional five-year period. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. The amounts paid under these leases were $51,600, $54,300, and $76,800 for the years ended September 30, 2000, 1999 and 1998, respectively. Future minimum lease commitments as of September 30, 2000 are $52,500.

From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2000 and 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

      (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.
      (3) Exhibits.
            See Index to Exhibits on sequential page 25.

II.   Reports on Form 8-K:
      No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

EVANS SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                        PAGE NO.
                                                                       ---------

Report of Independent Public Accountants                                  F-2

Consolidated Balance Sheets at September 30, 2000, 1999 and 1998          F-3

Consolidated Statements of Operations for the Years Ended
  September 30, 2000, 1999 and 1998                                       F-4

Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998                                       F-5

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income for the Years Ended September 30, 2000, 1999 and 1998            F-6

Notes to Consolidated Financial Statements                                F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheet of Evans Systems, Inc. and its subsidiaries at September 30, 2000 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Evans Systems, Inc. as of September 30, 1999 and 1998 were audited by other auditors whose report dated January 13, 2000, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. at September 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEPHENSON & TRLICEK, P.C.
    Stephenson & Trlicek, P.C.


Wharton, Texas
January 5, 2001

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

(IN THOUSANDS)                                             2000          1999
                                                         --------      --------

                                     ASSETS

Current assets:
 Cash and cash equivalents .........................     $    725      $    992
 Trade receivables, net of allowance
   for doubtful receivables of $285,000
   and $290,000 respectively .......................        2,536         2,411
 Inventory .........................................        2,717         2,984
 Prepaid expenses and other current assets .........          170           342
                                                         --------      --------
   Total current assets ............................        6,148         6,729
 Property and equipment, net .......................       13,409        14,896
 Investment in marketable securities ...............        1,016           398
 Other assets ......................................          136           319
                                                         --------      --------

   Total assets ....................................     $ 20,709      $ 22,342
                                                         ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses .............     $  7,575      $  5,920
 Current portion of long-term debt .................        9,910         9,521
 Current portion of obligations under
  capital leases ...................................          744           323
 Accrued interest ..................................        1,072           688
                                                         --------      --------
   Total current liabilities .......................       19,301        16,452
 Long-term debt, net of current
  maturities .......................................          630         1,088
 Obligations under capital leases, net
  of current maturities ............................           86           546
                                                         --------      --------
   Total liabilities ...............................       20,017        18,086
 Commitments and contingencies
  Redeemable common stock, -0- and
  40,000 shares issued and outstanding,
  respectively .....................................         --             160
 Stockholders' equity
  Common stock, $0.01 par value,
  15,000,000 shares authorized,
  5,542,429 and 4,064,929 shares
  issued, respectively .............................           55            41
 Additional paid-in capital ........................       16,850        15,686
 Accumulated deficit ...............................      (16,131)      (11,197)
 Unrealized gain on marketable securities ..........          352          --
 Treasury stock, 72,589 shares, at cost ............         (434)         (434)
                                                         --------      --------
   Total stockholders' equity ......................          692         4,096
                                                         --------      --------

   Total liabilities and stockholders' equity ......     $ 20,709      $ 22,342
                                                         ========      ========

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             2000            1999            1998
                                                                  ---------       ---------       ---------
Revenue:
  Motor fuel sales (including consumer excise and state
   fuel taxes of $22,721, $20,000 and $20,391, respectively ..    $  79,054       $  70,243       $  83,830
  Other sales and services ...................................       16,275          17,030          20,284
                                                                  ---------       ---------       ---------
    Total revenues ...........................................       95,329          87,273         104,114
Cost of sales ................................................       85,188          75,419          90,246
                                                                  ---------       ---------       ---------
Gross profit .................................................       10,141          11,854          13,868
Operating expenses
  Employment expenses ........................................        5,727           6,864           8,881
  Other operating expenses ...................................        3,552           3,558           3,998
  Other general and administrative expenses ..................        2,788           3,223           3,088
  Depreciation and amortization ..............................        1,513           1,589           1,895
                                                                  ---------       ---------       ---------
    Total operating expenses .................................       13,580          15,234          17,862
                                                                  ---------       ---------       ---------
Operating loss ...............................................       (3,439)         (3,380)         (3,994)
Other income (expense)
  Loss on impairment of marketable securities ................         --            (8,602)           --
  Gain (loss) on sale of assets ..............................          (37)            381              46
  Interest income ............................................           16              94              22
  Interest expense ...........................................       (1,725)         (1,802)         (1,387)
  Other income (expense) .....................................          (15)            (44)           --
                                                                  ---------       ---------       ---------
    Total other income (expense) .............................       (1,761)         (9,973)         (1,319)
                                                                  ---------       ---------       ---------
Loss from continuing operations before income taxes ..........       (5,200)        (13,353)         (5,313)
Provision (benefit) from income taxes ........................         --               (47)           (708)
                                                                  ---------       ---------       ---------
Loss from continuing operations ..............................       (5,200)        (13,306)         (4,605)
Discontinued operations
  Loss from discontinued operations of ChemWay to
    March 31, 1998, less applicable income taxes (Note 3) ....         --              --              (848)
  Gain on disposal of ChemWay, net of income taxes
    of $0 and $1,203 .........................................          266           3,973            --
                                                                  ---------       ---------       ---------
Net loss .....................................................       (4,934)         (9,333)         (5,453)

Unrealized gain on marketable securities .....................          352            --              --
                                                                  ---------       ---------       ---------
Comprehensive loss ...........................................    $  (4,582)      $  (9,333)      $  (5,453)
                                                                  =========       =========       =========

Basic and diluted earnings (loss) per common share:
  Continuing operations ......................................    $   (1.22)      $   (3.46)      $   (1.48)
  Discontinued operations ....................................         0.06            1.03           (0.27)
                                                                  ---------       ---------       ---------
  Earnings (loss) per common share ...........................    $   (1.16)      $   (2.43)      $   (1.75)
                                                                  =========       =========       =========
Basic and diluted weighted average common shares outstanding          4,263           3,846           3,116
                                                                  =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

(IN THOUSANDS)                                                2000          1999          1998
                                                            -------       -------       -------
Cash flows from operating activities
Net loss .............................................      $(4,934)      $(9,333)      $(5,453)
Adjustments:
  Depreciation and amortization ......................        1,513         1,589         2,105
  Stock option compensation expense ..................          247           404         1,401
  Deferred operating loss of ChemWay .................         --            --            (644)
  Gain on disposal of ChemWay ........................         (266)       (5,176)         --
  Loss (gain) on sale of assets ......................           37          (381)          (46)
  Deferred income taxes ..............................         --           1,203        (1,452)
  Loss on marketable securities ......................         --           8,602          --
  Changes in assets and liabilities:
    Receivables ......................................         (125)          340         1,817
    Inventory ........................................          267           730         3,092
    Prepaid expenses and other .......................          355           883            71
    Accounts payable and accrued expenses ............        2,235           393        (1,684)
    Income taxes receivable/payable ..................         --             128           182
                                                            -------       -------       -------
      Net cash used by operating activities ..........         (671)         (618)         (611)
Cash flows from investing activities:
Capital expenditures .................................         (467)         (641)       (1,386)
Proceeds from sale of property and equipment .........          404         1,606         1,610
Other ................................................         --            --             (45)
                                                            -------       -------       -------
      Net cash provided by investing activities ......          (63)          965           179

Cash flows from financing activities
New borrowings .......................................        1,000           322         1,715
Reduction of long-term debt ..........................       (1,069)       (1,607)       (1,607)
Reduction of capital lease obligations ...............          (39)          (86)         (256)
Net proceeds from stock issuance .....................          575         1,185           114
                                                            -------       -------       -------
      Net cash provided (used) by financing activities          467          (186)          (34)
                                                            -------       -------       -------
Net increase (decrease) in cash and cash equivalents .         (267)          161          (466)


Cash and cash equivalents, beginning of year .........          992           831         1,297
                                                            -------       -------       -------
Cash and cash equivalents, end of year ...............      $   725       $   992       $   831
                                                            =======       =======       =======

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................      $ 1,341       $ 1,320       $ 1,169
                                                            =======       =======       =======
  Cash paid for taxes ................................      $  --         $    47       $    58
                                                            =======       =======       =======

Supplemental disclosure of noncash transactions
  Sale of ChemWay in exchange for marketable equity
   securities (Note 3) ...............................      $   266       $ 9,000       $  --
                                                            =======       =======       =======

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

(IN THOUSANDS, EXCEPT COMMON SHARE AMOUNTS)

                                                                              RETAINED
                                        COMMON STOCK           ADDITIONAL     EARNINGS      UNREALIZED
                                 -------------------------       PAID-IN    (ACCUMULATED     GAIN ON       TREASURY
                                   SHARES         AMOUNT         CAPITAL      DEFICIT)      SECURITIES      STOCK          TOTAL
                                 ----------     ----------     ----------    ----------     ----------    ----------     ----------

Balance - September 30, 1997      3,163,573     $       32     $   12,297    $    3,589     $     --      $     (434)    $   15,484


Warrants exercised ..........       104,725              1            152                                                       153
Compensation expense
 recognized in connection
 with options granted .......                                       1,362                                                     1,362
Net loss and comprehensive
 loss for 1998 ..............                                                    (5,453)                                     (5,453)
                                 ----------     ----------     ----------    ----------     ----------    ----------     ----------


Balance - September 30, 1998      3,268,298             33         13,811        (1,864)          --            (434)        11,546

Stock options exercised .....       383,818              4            711                                                       715
Warrants exercised ..........        62,813              1            187                                                       188
Issuance of common stock ....       350,000              3            729                                                       732
Compensation expense
 recognized in connection
 with options granted .......                                         248                                                       248
Net loss and comprehensive
 loss for 1999 ..............                                                    (9,333)                                     (9,333)
                                 ----------     ----------     ----------    ----------     ----------    ----------     ----------

Balance - September 30, 1999      4,064,929             41         15,686       (11,197)          --            (434)         4,096

Stock options exercised
Warrants exercised ..........
Issuance of common stock ....     1,437,500             14            561                                                       575
Issuance of redeemable common
 stock .....................         40,000            --             160                                                       160
Compensation expense
 recognized in connection
 with options granted ......                                          443                                                       443
Net loss for 2000 ..........                                                     (4,934)                                     (4,934)
Comprehensive income for 2000                                                                      352                          352
                                 ----------     ----------     ----------    ----------     ----------    ----------     ----------

Balance - September 30, 2000      5,542,429     $       55     $   16,850    $  (16,131)    $      352    $     (434)    $      692
                                 ==========     ==========     ==========    ==========     ==========    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.  DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS OPERATIONS
    Evans Systems, Inc. and its subsidiaries (the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services. The Company operates primarily along the Gulf Coast Regions of Texas and Louisiana.

    PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of Evans Systems, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

    BASIS OF ACCOUNTING
    The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales and other sales and services are recognized in the period in which they are earned. Expenses are recognized in the period in which they are incurred.

    CASH AND CASH EQUIVALENTS
    For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

    INVENTORIES
    Substantially all inventories are products held for sale. Inventories of oil and grease, automotive products and accessories, chemical products and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out (LIFO) method which resulted in inventory being $368,000 and $100,000 less at September 30, 2000 and 1999 than replacement cost. During 1999, fuel inventory quantities were reduced. The reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years, the effect of which decreased cost of sales by $77,000.

    PROPERTY AND EQUIPMENT
    Property and equipment is stated at cost and is depreciated utilizing the straight-line method of computing depreciation over their estimated useful lives. The cost of assets retired and the related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations when incurred. Repairs and maintenance are charged to expense as incurred. Expenditures for major additions and replacements that extend the lives of assets are capitalized and depreciated over their remaining estimated useful lives. The Company depreciates assets over the following estimated useful lives:

        Buildings                            15-41 years
        Leasehold improvements               Life of lease, up to 31 years
        Equipment                            15 years
        Transportation equipment             5 years
        Office equipment                     5-7 years

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

    MARKETABLE SECURITIES
    The Company's investments classified as marketable securities are considered as "available for sale". Such securities are recorded at market value with unrealized gains and losses being recognized as a separate component of shareholders' equity. Any "other than temporary" impairments to the market value of the securities are recognized as expense during the period in which the impairment incurs.

    STOCK-BASED COMPENSATION PLANS
    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans.

    INCOME TAXES
    The Company and its subsidiaries file a consolidated federal income tax return.

    The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that more likely than not will be realized.

    EARNINGS (LOSS) PER SHARE
    The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2000, 1999 and 1998 since they would have resulted in a antidilutive effect on loss from continuing operations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The Company has various financial instruments, including cash, trade receivables, marketable securities, accounts payable, accrued expenses, revolving credit facilities and notes payable. The carrying values of cash, trade receivables, accounts payable, accrued expenses and notes payable approximate current fair value. Revolving credit facilities are at variable market rates.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    CONCENTRATION OF CREDIT RISK
    The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds that are considered in the Company's investment strategy. A majority of the Company's trade receivables are from retail gasoline stations and convenience stores. Management believes that its credit and collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.

    ACCOUNTING PRONOUNCEMENTS
    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities -an amendment to FASB Statement No. 133", which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company has not entered into, and is not expected to enter into, any material transactions involving derivative instruments or hedging activities. Therefore, management believes there would be no material effect to the Company's financial statements as a result of implementation of these statements.

    RECLASSIFICATIONS
    Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

2.  AGREEMENT TO SELL OPERATIONS AND PLAN OF MERGER

    The Company agreed in December 1999 to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc. (TSC) for cash of $12.7 million for substantially all the assets of the Texas petroleum marketing and Texas convenience store segments, plus the assumption of capital lease obligations and the cost of inventory on hand at the closing date, also to be received in cash. On August 17, 2000, the Company terminated the agreement pursuant to TSC's failure to perform certain obligations as defined by the purchase agreement. In August 2000, the Company received the TSC escrow deposit of $203,865, which was recorded as other income (expense) in the accompanying consolidated statements of operations.

    On January 23, 2000, the Company executed Agreement and Plan of Merger, which was amended on March 1, 2000 (as amended the Merger Agreement), with I-Net Holdings, Inc. (I-Net), a Delaware Corporation, pursuant to which a wholly owned subsidiary of the Company would have been merged with and into I-Net. The principal shareholder of I-Net was a former officer of the Company. The Company and I-Net agreed to terminate the Merger Agreement on May 19, 2000, and release each other from any and all claims arising under the Merger Agreement. The Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred in conjunction with the Merger Agreement upon consummation of the TSC transaction or a similar sale of substantially all of the Company's assets.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3.  DISCONTINUED OPERATION AND LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES

    In February 1998, the Company suspended the production activities of its ChemWay operation, which was engaged in the packaging and marketing of automotive after-market chemical products. In March 1998, the Company made the decision to sell ChemWay and recorded an estimated loss of $705,000 (net of applicable income tax benefit of $395,000), which included a provision for losses of $200,000 during the phase-out period.

    The results of operations of ChemWay have been classified as discontinued operations and prior periods have been restated. Summary of operating results are as follows (in thousands):

                                                    YEAR ENDED SEPTEMBER 30,
                                                    1999(i)           1998
                                                    -------         -------


    Revenues ...............................        $    75         $ 2,268
    Earnings (loss) from operations ........            (32)         (1,694)
    Income tax expense (benefit) ...........           --              (593)
    Income (loss) of ChemWay ...............            (32)         (1,262)
    Loss deferred by the Company
      pending the sale of ChemWay ..........             32             414
                                                    -------         -------
    Loss from discontinued operations
      as reported ..........................        $  --           $  (848)
                                                    =======         =======

    (i) Through December 30, 1998.

    On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated), an unrelated party with respect to the Company; however, the Chairman and CEO of Affiliated and one of his legal advisors were potential shareholders of the Company, having committed to purchase 350,000 common shares of the Company for $0.75 per share in a private placement transaction on June 1, 1998 (Note 9). At the time of the sale, management believed that the sale to Affiliated had strategic merit in that Affiliated represented to the Company that it was prepared to contribute sufficient cash into ChemWay to satisfy ChemWay's trade creditors and to resume production. In retaining an ownership interest in Affiliated, management believed that the Company would share in any future earnings of ChemWay should ChemWay return to profitability. However, there can be no assurance that ChemWay will return to profitability or that the market value of Affiliated common stock will increase in the future.

    The Company received 1.5 million shares of common stock of Affiliated, representing approximately 9% of the outstanding Affiliated common stock at December 31, 1998, in exchange for all the outstanding common stock of ChemWay. As a result of the sale, the estimated loss on disposal and the related provision for losses during the phase-out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998.

    Affiliated was a shell company at the time of this transaction, and had no operations or experience in packaging and marketing automotive chemical products. At December 31, 1999, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $10,031,466 and a negative working capital balance of $1,769,064. Affiliated reported revenues from operations of $519,374 and a loss from operations of $2,524,088 during 1999. In its September 30, 2000 quarterly report on

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    Form 10-QSB, Affiliated reported a loss from operations of $4,475,670, a net loss of $11,675,314, a negative working capital balance of $1,502,593 and an accumulated deficit of $20,355,020. Affiliated common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board. In accordance with generally accepted accounting principals, the Affiliated common stock received in exchange for the common stock of ChemWay was valued at its "fair value" indicated by the bid price of $6.00 per share at the transaction date resulting in a gain of $3,973,000, net of a provision for income taxes of $1,203,000, as follows (in thousands):


    Value of stock received .............................             $ 9,000
    Less cost of settling claim from
      financial advisor .................................                (610)
    Net assets of ChemWay:
     Notes and accounts receivable, net .................       59
     Inventory ..........................................    1,031
     Prepaid expenses ...................................      652
     Property and equipment, net of
       accumulated depreciation of $781,000 .............    2,290
     Deferred income taxes ..............................    1,179
     Accounts payable and accrued expenses ..............   (1,765)
     Notes payable ......................................     (232)
                                                           -------
          Net assets ....................................               3,214
                                                                      -------
    Pretax gain on sale of ChemWay ......................               5,176

    Provision for income taxes ..........................              (1,203)
                                                                      -------
    Gain on sale of ChemWay .............................             $ 3,973
                                                                      =======

    In accordance with the terms of the sales agreement, the Company became entitled to receive an additional one million shares of common stock of Affiliated on December 30, 1999 since the average closing price of Affiliated common stock fell below an agreed-upon price. In December 1999, the Company received the additional one million shares and recorded a gain on sale of ChemWay of $266,000 to reflect receipt of the additional shares at $0.266 per share at December 30, 1999.

    The Company's investment in Affiliated common stock is unregistered and illiquid; in addition, the average trading volume of Affiliated is small in comparison to the number of shares held by the Company. The trading price of Affiliated stock has been volatile, ranging from reported closing prices of $6.00 at December 31, 1998 to closing prices $0.265 and $0.406 at September 30, 1999 and September 30, 2000, respectively. Management does not believe that the stock price of Affiliated will increase in the foreseeable future and has determined that its investment in Affiliated common stock is permanently impaired and, accordingly, recorded a realized loss of $8,602,000 in 1999, reflecting the decline in Affiliated stock value to $0.265 per share at September 30, 1999, resulting in a carrying value of $398,000 at September 30, 1999. As of September 30, 2000, the Affiliated stock had increase in value to $0.406 per share and, accordingly, the Company recorded an unrealized gain of $352,000 through Stockholders' Equity and Comprehensive Income. The unrealized gain in 2000 and the gain on sale of ChemWay of $266,000 described above resulted in a carrying value of the Investment in Affiliated of $1,016,000 at September 30, 2000. While the Company does not intend to sell its Affiliated common stock in the foreseeable future, there can be no assurance that the Company would be able to realize the recorded value of the Affiliated common stock.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30 (in thousands):
                                                      2000             1999
                                                    -------          -------

    Land .................................          $ 2,648          $ 2,582
    Buildings ............................            6,003            6,028
    Leasehold improvements ...............              756              795
    Equipment ............................           13,362           13,979
    Transportation equipment .............            1,458            1,639
    Office equipment .....................            2,475            2,475
                                                    -------          -------
                                                     26,702           27,498
    Less - accumulated depreciation ......           13,293           12,602
                                                    -------          -------
    Property and equipment, net ..........          $13,409          $14,896
                                                    =======          =======

5.  LONG-TERM DEBT

    Long-term debt is summarized as follows at September 30 (in thousands):

                                                            2000         1999
                                                          -------      -------
    Notes payable to a bank, at prime plus 2%,
      payable on January 31, 2001, secured by
      property and equipment, receivables,
      inventory and common stock of subsidiaries ... $ 9,153 $ 8,712 Notes payable to banks, at prime to 12%, payable to 2004, secured by property and
      equipment, improvements, receivables,
      inventory and common stock of subsidiaries ...          591        1,022
    Notes payable to a financial institution, 8%
      to 11%, payable to 2005, secured by property,
      equipment, improvements, inventory, accounts
      receivable and 20,000 treasury shares ........          320          342
    Notes payable to a financial institution,
      9.26% to 10.75%, payable to 2005, secured by
      property, equipment and improvements .........          199          224
    Other ..........................................          277          309
                                                          -------      -------
    Total long-term debt ...........................       10,540       10,609
    Less - current maturities ......................        9,910        9,521
                                                          -------      -------
      Total long-term debt, net of current
        maturities .................................      $   630      $ 1,088
                                                          =======      =======

    On March 31, 1999, the Company amended its credit agreement with one of its bank lenders (the Refinancing), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first-lien position on all the assets of the

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    Company. The refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Further, the Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

    At September 30, 2000 and 1999, the Company was in violation of substantially all of these covenants; however, the bank has waived such covenant defaults through January 31, 2001. Since there can be no assurance that the Company can comply with the financial covenants subsequent to January 31, 2001, nor has the bank waived or amended such covenants or the final maturity date past January 31, 2001, all of the debt due to this bank approximating $9,153,000, including the additional $1,000,000 credit facility discussed below, has been classified as current at September 30, 2000. Further, as the loan was not repaid prior to June 30, 1999, the Company became subject to a fee of $250,000. The Company also incurred additional fees of $250,000 on August 31, 1999 and December 31, 1999, as the loan obligations were not repaid by those respective dates. The loan fees aggregating $750,000 and $500,000 at September 30, 2000 and 1999, respectively, are included in accrued interest on the accompanying consolidated balance sheets. Accordingly, interest expense includes $250,000 and $500,000, reflecting the fiscal year 2000 and 1999 fees incurred, respectively.

    On January 26, 2000, the Company closed on an additional $1,000,000 credit facility with its principal bank lender. The new credit facility is secured by the Company's general offices, three acres of land and a 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings. The credit facility is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be due to the Company as a result of a breach by TSC of its obligations under the purchase agreement. Proceeds of the new credit facility were used for working capital and to fund expenses necessary to obtain new financing. Interest on the credit facility will accrue at an annual rate of 2% above the bank's established prime lending rate, payable monthly. The note became payable on May 1, 2000; however, the bank has extended the maturity of its loan balance to January 31, 2001.

    At September 30, 2000, the Company was in default with two notes payable to a financial institution, and accordingly, all debt due to this financial institution aggregating $320,000 has been classified as current at September 30, 2000. Subsequently, one of these notes payable totaling $256,000 was repaid from proceeds on the sale of the Company's former corporate office building. The Company is currently negotiating an amended repayment plan for the remaining note payable to this financial institution. There can be no assurance that management's plans described above will be successful.

    As of September 30, 2000 (after consideration of the debt refinancing described above), scheduled principal maturities of long-term debt are as follows (in thousands):

        YEAR ENDING SEPTEMBER 30,
        -------------------------
        2001                                                  $ 9,910
        2002                                                      206
        2003                                                      154
        2004                                                       99
        2005                                                       71
        Thereafter                                                100
                                                              -------
            Total                                             $10,540
                                                              =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

6.  CAPITAL LEASES

   The Company leases it's information systems and trucks under capital lease obligations due to two financial institutions expiring through 2002. Amortization of assets under capital leases is over the life of the lease and is included in depreciation and amortization expense. The cost of the information systems and trucks acquired under capital leases was $1,436,000. Accumulated amortization was $1,098,000 and $878,000 at September 30, 2000 and 1999, respectively.

    Future minimum lease payments under capital lease obligations as of September 30, 2000 are as follows (in thousands):

        YEAR ENDING SEPTEMBER 30,
        -----------------------
        2001                                            $ 833
        2002                                               91
                                                        -----
        Total minimum lease payments                    $ 924
        Less: Amount representing interest                (94)
                                                        -----
        Present value of minimum lease payments         $ 830
                                                        =====

    The Company currently is in default with its capital lease obligations due to a financial institution for the information systems assets. Accordingly, the capital lease obligation of approximately $704,000 at September 30, 2000 has been classified as current portion of obligations under capital leases on the accompanying consolidated balance sheet at September 30, 2000.

7.  INCOME TAXES

    Income taxes are attributable to the following (in thousands):

                                         YEAR ENDED SEPTEMBER 30,
                                   -----------------------------------
                                     2000          1999          1998
                                   -------       -------       -------
    Current:
      Federal                      $  --         $   (79)      $   (43)
      State                           --              32           108
                                   -------       -------       -------
                                      --             (47)          151
                                   -------       -------       -------
    Deferred
      Federal                         --           1,056        (1,085)
      State                           --             147          (137)
                                   -------       -------       -------
                                      --           1,203        (1,222)
                                   -------       -------       -------
       Total                       $  --         $ 1,156       $(1,071)
                                   =======       =======       =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                  YEAR ENDED SEPTEMBER 30,
                                           -----------------------------------
                                             2000          1999          1998
                                           -------       -------       -------
    Taxes computed by applying
      federal statutory rate               $(1,678)      $(2,780)      $(2,279)
    State taxes, net of federal
      benefit                                 --             118          (120)
    Stock option compensation
      expenses                                  84           150           518
    Change in deferred tax asset
      valuation allowance                    1,580         3,900           782
    Other, net                                  14          (232)           28
                                           -------       -------       -------
       Total                               $  --         $ 1,156       $(1,071)
                                           =======       =======       =======

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                               YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------
                                          2000          1999            1998
                                         -----        -------         -------

    Continuing operations                $  --        $   (47)        $  (708)
    Discontinued operations                 --          1,203            (363)
                                         -----        -------         -------
       Total                             $  --        $ 1,156         $(1,071)
                                         =====        =======         =======

    Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                                       2000           1999
                                                     -------        -------
       Deferred tax liabilities
         Book/tax depreciation differences           $   715        $(2,520)
         Other                                            (1)           (16)
                                                     -------        -------
            Total                                        714         (2,536)
       Deferred tax assets
         Net operating loss carryforward                 866          5,307
         Marketable securities                          --            1,266
         Alternative minimum tax credit                 --              454
         Net capital loss carryforwards                 --              211
         Allowance for doubtful accounts                --              107
         Investment tax credit                          --               26
         Section 263A inventory adjustment              --               16
         Other                                          --               62
                                                     -------        -------
            Total                                      1,580          7,449
       Valuation allowance                            (1,580)        (4,913)
                                                     -------        -------
       Net deferred tax assets                       $  --          $  --
                                                     =======        =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    At September 30, 2000, the Company had regular tax net operating loss carryforwards from continuing operations of $16.7 million available for federal income tax purposes that expire through 2020 and capital loss carryforwards of $9.2 million.

    Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

8.  OPERATING LEASES

    The Company leases twenty-five convenience store locations and four other facilities under operating lease agreements with varying lives and terms. Two of these leases are with related parties (Note 10). At September 30, 2000, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

           YEAR ENDED SEPTEMBER 30,
           ------------------------
           2001                                     $   422
           2002                                         317
           2003                                         231
           2004                                         136
           2005                                          69
           Thereafter                                   244
                                                    -------
                    Total                           $ 1,419
                                                    =======

    In addition, the Company rented one facility on a month-to-month basis from an unrelated party. The lease was terminated in January 2000. Rent paid for this facility totaled $2,000 for the year ended September 30, 2000.

    The Company has 10 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $185,700 as of September 30, 2000.

9.  COMMON STOCK

    In August 1992, the Company issued warrants to purchase shares of the Company's common stock at an exercise price of $2.86 per share. In June 1997, the Company extended the expiration date of the remaining warrants to August 1, 2002 and recorded compensation expense of $38,000. In 2000, 1999 and 1998, -0-, 62,813 and 4,725, respectively, of such warrants were exercised. At September 30, 2000, there were no warrants outstanding to purchase shares.

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

    In August 1995, the Company granted contingent stock awards to two individuals. The individuals were granted an aggregate of 105,000 shares of restricted common stock that vested in fiscal 1998, 1997 and 1996, subject to achievements of certain profitability levels. In 1998, 1997 and 1996, such provisions were not met and all grants were cancelled.

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

    In December 1998, the Board of Directors agreed to grant a five-year option to acquire 75,000 shares at $11.63 per share to the chief executive officer, vesting over three years.

    In May 1999, the Company granted certain employees options to receive an aggregate of 24,000 shares of common stock, of which 9,500 have subsequently expired. The shares vest one year from the date of grant and may be exercised 180 days thereafter. The closing price of the Company's common stock was $30.56 per share and $196,000 was recorded as compensation expense in fiscal 1999. Additional compensation expense of $247,000 was recorded through the third quarter of fiscal year 2000.

    In December 1999, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $0.81 per share.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    In January 2000, the Board of Directors agreed to issue five-year options to various officers and key employees of the Company aggregating 45,000 shares of common stock at $3.31 per share, with 30,500 shares vesting immediately. All options granted in 2000 are nonqualifying options and are not covered by the current stock option plan.

    A summary of the option activity under the various plans follows:

                                                                    WEIGHTED-
                                                                     AVERAGE
                                                      NUMBER OF       OPTION
                                                       SHARES         PRICE
                                                      --------      --------

    Outstanding at September 30, 1997                   89,206         $5.42


    Granted in 1998                                    403,800          1.67
    Expired in 1998                                    (54,149)         5.00
                                                      --------

    Outstanding at September 30, 1998                  438,857          1.43


    Granted in 1999                                     31,500          1.85
    Exercised in 1999                                 (383,818)         1.77
    Expired in 1999                                     (7,539)         0.03
                                                      --------

    Outstanding at September 30, 1999                   79,000


    Granted in 2000                                    127,500          8.05
    Expired in 2000                                     (2,000)         --
                                                      --------

    Outstanding at September 30, 2000                  204,500
                                                      ========

    Although 204,500 options are outstanding at September 30, 2000, only 34,500 underlying common shares are registered under a plan. A summary of options outstanding and options exercisable at September 30, 2000 is as follows:

                                         WEIGHTED
                                          AVERAGE         WEIGHTED                      WEIGHTED
     OPTIONS          EXERCISE           REMAINING         AVERAGE        OPTIONS        AVERAGE
  OUTSTANDING          PRICE         CONTRACTUAL LIFE   OPTION PRICE    EXERCISABLE   OPTION PRICE
  -----------      -------------     ----------------   ------------    -----------   ------------
     14,500        $    0               8.7 years          $  --           12,700        $  --
     15,000        $.81 - $1.63         3.4 years            1.11          15,000          1.11
     95,000        $    3.31            4.3 years            3.31          77,000          3.31
     80,000        $   11.63            3.2 years           11.63          30,000         11.63
    -------        ------------         ---------          ------         -------        ------
    204,500        $    6.17            6.31 years         $ 6.17         134,700        $ 4.61
    =======        ============         ==========         ======         =======        ======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 are as follows:

                                                2000        1999        1998
                                               ------      ------      ------

    Exercise price equals market price         $ 8.05      $ 7.59      $ 1.32
    Exercise price exceeds market price          --          --          1.59
    Exercise price is less than market price     --         30.55        1.82

    The Company applied APB 25 and related interpretations in accounting for its plans. The following unaudited pro forma data is calculated as if compensation cost for the Company's stock option plans were determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (in thousands):

                                           YEAR ENDED SEPTEMBER 30,
                                          -------------------------
                                             2000            1999
                                          ---------       ---------
    Net loss:
     As reported                          $  (4,934)      $  (9,333)
     Pro forma                               (4,959)         (9,412)

    Basic and diluted loss per share
     As reported                          $   (1.16)      $   (2.43)
     Pro forma                                (1.16)          (2.45)

    The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 2000: no dividend yield, volatility of 92%, risk-free interest rate of 4.5% to 4.8% and an expected life of 4 to 6 years. For 1999, the following assumptions were used: no dividend yield, volatility of 92%, risk-free interest rate of 4.5% to 4.9% and an expected life of 3.7 to 5 years.

    On June 6, 2000, the Company executed an offering memorandum with Comsight Holdings, Inc. (Comsight) whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. The Company also retained Comsight as its financial advisor for a period of two years. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000.

10. RELATED PARTY TRANSACTIONS

    During 2000, the Company leased two convenience store locations from Mr. J.L. Evans, the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly payments of $2,500, which was renewed for one additional five-year period. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. The amounts paid under these leases were $51,600, $54,300 and $76,800 for the years ended September 30, 2000, 1999 and 1998, respectively. Future minimum lease commitments as of September 30, 2000 are $52,500.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2000 and 1999.

11. CONTINGENT LIABILITIES

    During 1999, a purported class action lawsuit was filed against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserted that the defendants violated federal securities laws by issuing allegedly false and misleading financial statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demanded, among other things, unspecified compensatory damages, attorney's fees and the costs of conducting the litigation. On May 31, 2000, the lawsuit was dismissed with prejudice in the United States District Court for the Southern District of Texas.

    The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 2000, the Company had no knowledge of any legal proceedings, other than as described above, which, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

12. EMPLOYEE BENEFIT PLANS

    The Company established the ESI Employee Retirement Plan, a defined contribution benefit plan, effective July 1, 1997. Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. The Company recorded contributions of $28,000, $61,000 and $45,000 during fiscal 2000, 1999 and 1998, respectively.

13. RESULTS OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS

    During the three years in the period ended September 30, 2000, the Company has recorded operating losses from continuing operations aggregating $10.8 million and net losses aggregating $19.7 million. At September 30, 2000, the Company has a working capital deficit of $13.2 million and stockholders' equity of $692,000. In addition, the Company is in violation of various debt covenants, which default has been waived by the bank through January 31, 2001 (Note 5).

    In December 1999, the Company received notification from Nasdaq stock exchange that the Company was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholders meeting in 1998 and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. The Company was subsequently delisted by Nasdaq on February 17, 2000. The Company's common stock is now traded on the over-the-counter bulletin board system maintained by Nasdaq. The Company's ability to raise additional equity capital in the future could be adversely affected with the Company's common stock no longer listed on a national exchange.

    In December 2000, the Company and its primary lender reached an agreement in principal, which could lead to a substantial reduction of debt due to this lender. However, there can be no assurance that such an agreement will be successful. Management of the Company is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing. The new financing would have the effect of increasing the availability of working capital; however, the

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    Company may ultimately be required to enter into other strategic transactions in order to generate positive cash flow and to meet its current and future obligations. The Company is also actively pursuing the refinancing of several unencumbered assets that, if successful, will allow for the upgrade of several of the Company's retail facilities.

    During the fourth quarter of 2000, the Company implemented a strategy to reduce outstanding debt by the selling of certain identified assets aligned along brand representation in an effort to concentrate on fewer brands, which management believes have the most profit potential. As a phase of this strategy, management implemented a 22% staff reduction in early October. By the close of the first quarter of 2001, the Company had closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts and had some of its Phillips 66 accounts under earnest money contract, with closing expected in January 2001. Management plans to continue its Chevron and Exxon branded company operated stores and dealer locations.

    In addition, the Company has closed on the sale of its former corporate office and warehouse facility during the first quarter of 2001 (Note 5) and has plans to sell additional properties in efforts to reduce its debt to creditors and provide working capital.

    The Company is also evaluating a strategic partnership that would allow the Company to reinstitute a supply of petroleum products to its terminal facility. Management believes that should the strategic partnership be successful that its terminal can return to operations by the second quarter of 2001.

    There can be no assurance that management's plans as described above will be successful.

14. SUBSEQUENT EVENTS

    On December 4, 2000, the Company entered into a stipulated judgment against Affiliated Resources Corp. (Affiliated) and ChemWay pertaining to the Company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6,000,000, arising from Affiliated's failure to fund the put right at $4.00 per share of the 2,500,000 shares of Affiliated common stock the Company had received as consideration for the sale. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for certain ChemWay assets as sole payment for the $6,000,000 judgment. The ChemWay assets to be received were appraised at approximately $3.5 million at the date of the judgment. Management is presently evaluating all strategic alternatives relating to the assets received by deed in lieu of foreclosure.

15. SEGMENT REPORTING

    During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Prior years' segment information has been restated to conform to the current-year presentation. The Company has four reportable segments: Texas Petroleum marketing, Texas convenience stores, Louisiana petroleum marketing and convenience store operations, and environmental remediation services. The Texas petroleum marketing segment sell motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The Louisiana operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. The environmental remediation services segments serves the petroleum industry in the southeast Texas market area.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers wee to third parties, that is, at current market prices.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

      Information concerning the Company's business activities is summarized as follows (in thousands):

                                     TEXAS          TEXAS                   ENVIRONMENTAL    OTHER
                                   PETROLEUM     CONVENIENCE   LOUISIANA     REMEDIATION   RECONCILING  CONSOLIDATED
          YEAR ENDED               MARKETING       STORES      OPERATIONS     SERVICES      ITEMS (1)      TOTAL
          ----------               ---------     ---------     ---------     ---------     ---------     ---------
September 30, 2000:
  Revenues from external
     customer
       Motor fuel sales            $  53,772     $  15,361     $   9,921     $    --       $    --       $  79,054
       Convenience store sales          --           9,543         3,694          --            --          13,237
       Other                           1,038           358           181         1,461          --           3,038
     Intersegment revenues            17,309          --            --            --         (17,309)         --
                                   ---------     ---------     ---------     ---------     ---------     ---------

         Total revenues            $  72,119     $  25,262     $  13,796     $   1,461     $ (17,309)    $  95,329
                                   =========     =========     =========     =========     =========     =========

  Depreciation and amortization          990           328           126            51            18         1,513
  Operating income (loss)               (601)         (742)         (676)          262        (1,682)       (3,439)
  Segment assets                      11,405         6,043         2,072         1,189          --          20,709
  Expenditures for property
     and equipment                       402            46            13             6          --             467

September 30, 1999:
  Revenues from external
     customer
       Motor fuel sales            $  47,913     $  12,659     $   9,671     $    --       $    --       $  70,243
       Convenience store sales          --           9,599         2,882          --            --          12,481
       Other                           2,251           615           141         1,542          --           4,549
     Intersegment revenues            14,239          --            --            --         (14,239)         --
                                   ---------     ---------     ---------     ---------     ---------     ---------

         Total revenues            $  64,403     $  22,873     $  12,694     $   1,542     $ (14,239)    $  87,273
                                   =========     =========     =========     =========     =========     =========

  Depreciation and amortization        1,097           286           130            58            18         1,589
  Operating income (loss)             (1,335)          (34)         (334)          177        (1,854)       (3,380)
  Segment assets                      11,698         6,360         2,115         1,284           885        22,342
  Expenditures for property
     and equipment                       354            81           133          --              73           641

September 30, 1998:
  Revenues from external
     customer
       Motor fuel sales            $  60,146     $  13,965     $   9,719     $    --       $    --       $  83,830
       Convenience store sales          --          10,783         2,706          --            --          13,489
       Other                           4,312           878           453         1,152          --           6,795
     Intersegment revenues            15,074          --            --            --         (15,074)         --
                                   ---------     ---------     ---------     ---------     ---------     ---------
         Total revenues
                                   $  79,532     $  25,626     $  12,878     $   1,152     $ (15,074)    $ 104,114
                                   =========     =========     =========     =========     =========     =========

  Depreciation and amortization        1,250           369           147           112            17         1,895
  Operating income (loss)               (987)         (543)          (88)          (81)       (2,295)       (3,994)
  Segment assets                      16,654         6,657         1,953           957         1,055        27,276
  Expenditures for property
      and equipment                      655         1,188            52             5          (514)        1,386

(1) Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include corporate property and equipment, discontinued operations, income tax assets and other unallocated corporate assets.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                      YEAR ENDED SEPTEMBER 30,
                                                  2000         1999         1998
                                                --------     --------     --------
Total operating loss for reportable segments    $ (1,757)    $ (1,526)    $ (1,699)
Loss on impairment of marketable securities         --         (8,602)        --
Interest income                                       16           94           22
Interest expense                                  (1,725)      (1,802)      (1,387)
Unallocated corporate expenses                    (1,682)      (1,854)      (2,295)
Other, net                                           (52)         337           46
                                                --------     --------     --------
Total consolidated loss from continuing
  operations before income taxes                $ (5,200)    $(13,353)    $ (5,313)
                                                ========     ========     ========

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

                                                   --------     --------     --------     --------
                                                      Q1           Q2           Q3           Q4
                                                   --------     --------     --------     --------
    Revenue                                        $ 22,012     $ 23,150     $ 24,878     $ 25,289
    Gross profit                                      2,585        2,570        2,328        2,658
    Operating income (loss)                            (667)      (1,082)        (834)        (856)
    Loss on impairment of marketable securities        --           --           --           --
    Income (loss) from continuing operations         (1,214)      (1,430)      (1,211)      (1,345)
    Gain from sale of discontinued operations           266         --           --           --
    Net income (loss)                                  (948)      (1,434)      (1,214)      (1,338)

    Basic and diluted loss per common share:
      Income (loss) per common share:
        Continuing operations                      $  (0.30)    $  (0.36)    $  (0.30)    $  (0.31)
        Discontinued operations
                                                       0.06         --           --           --
                                                   --------     --------     --------     --------
          Total                                    $  (0.24)    $  (0.36)    $  (0.30)    $  (0.31)
                                                   ========     ========     ========     ========

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                            YEAR ENDED SEPTEMBER 30, 1999
                                                   -----------------------------------------------
                                                      Q1           Q2           Q3           Q4
                                                   --------     --------     --------     --------
    Revenue                                        $ 20,998     $ 19,159     $ 24,258     $ 22,858
    Gross profit                                      3,393        2,816        3,176        2,469
    Operating income (loss)                            (695)      (1,013)        (337)      (1,335)
    Loss on impairment of marketable securities        --           --         (8,063)        (539)
    Income (loss) from continuing operations           (778)      (1,689)      (8,720)      (2,119)
    Gain from sale of discontinued operations         3,973         --           --           --
    Net income (loss)                                 3,195       (1,689)      (8,720)      (2,119)

    Basic and diluted loss per common share:
      Income (loss) per common share:
          Continuing operations                    $  (0.22)    $  (0.44)    $  (2.13)    $  (0.55)
          Discontinued operations                      1.13         --           --           --
                                                   --------     --------     --------     --------
             Total                                 $   0.91     $  (0.44)    $  (2.13)    $  (0.55)
                                                   ========     ========     ========     ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EVANS SYSTEMS, INC.


                                                  /S/ J.L. EVANS, SR.
                                                 -------------------------------
                                                 Jerriel L. Evans, Sr.
                                                 Chairman of the Board and Chief
                                                 Executive Officer

January 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


/s/ J.L. EVANS, SR.                                         /s/ PETER J. LOSAVIO, JR.
-------------------------------------------------           ---------------------------------------
Jerriel L. Evans, Sr., January 12, 2001                     Peter J. Losavio, Jr., January 12, 2001
Chairman of the Board and Chief Executive Officer           Director


/s/ CHARLES N. WAY                                          /s/ MATT HESSIONS
-------------------------------------------------           ---------------------------------------
Charles N. Way, January 12, 2001                            Matt Hessions, January 12, 2001
Corporate Controller and Director                           Director


/s/ DARLENE E. JONES
-------------------------------------------------
Darlene E. Jones, January 12, 2001
Treasurer and Director

                                INDEX TO EXHIBITS
                                                                      SEQUENTIAL
  EXHIBIT                                                                PAGE
  NUMBER                   DESCRIPTION OF DOCUMENT                      NUMBER
--------------------------------------------------------------------------------
   3.1 Articles of Incorporation of the Company filed with the Texas Secretary of State on October 22, 1968(1). Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
   3.2    Certificate of Amendment to Articles of Incorporation of
          Evans Systems, Inc., filed with the Texas Secretary of
          State on September 21, 1992(1). Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
   3.3    Certificate Amendment of Articles of Incorporation of
          Evans Systems, Inc., filed with the Texas Secretary of
          State on April 9, 1993. Filed with May 11, 1993 filing of
          Form S-1 Registration #33-62684.
   3.4    By-Laws of the Company. Filed with May 11, 1993 filing of
          Form S-1 Registration #33-62684.
  10.1    Phillips "66" Marketing Agreement dated October 21, 1986.
          Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.2 Amoco Lubricants Distributor Agreement dated June 21, 1990 and Schedule dated January 2, 1992. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
  10.3 Diamond Shamrock Storage Lease dated July 12, 1985. Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.4    Star Enterprise "Texaco" Marketing Agreement effective
          July 1, 1993. Filed with May 11, 1993 filing of Form S-1
          Registration #33-62684.
  10.5    Shell Lubricants Reseller Agreement effective January 1,
          1992. Filed with May 11, 1993 filing of Form S-1
          Registration #33-62684.
  10.6 Texaco Lubricants agreement effective July 1, 1990. Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.7    Conoco Jobber Franchise Agreement effective April 1, 1990.
          Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.8    Mobil Marine Distributor Agreement effective June 3, 1992.
          Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.9    Form of Series B Warrants to Purchase Common Stock of
          Registrant. Filed with May 11, 1993 filing of Form S-1
          Registration #33-62684.
  10.10   Coastal Refinery & Marketing, Inc. Facilities Access
          Agreement, effective September 5, 1989. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
  10.11   FINA Lubricants Marketing Agreement dated February 1,
          1989. Filed with May 11, 1993 filing of Form S-1
          Registration #33-62684.
  10.12 Texaco Terminating Agreement dated April 30, 1986. Filed with May 11, 1993 filing of Form S-1 Registration
          #33-62684.
  10.13   Citgo Petroleum Distributor Franchise Agreement effective
          August 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
  10.14 Incentive Stock Option Plan. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
  10.15   Form of Incentive Stock Option Agreement. Filed with May
          11, 1993 filing of Form S-1 Registration #33-62684.
  10.16   Summary Plan Description of E.S.O.P. Filed with May 11,
          1993 filing of Form S-1 Registration #33-62684.
  10.17 Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual
          Report on Form 10-K for the year ended September 30, 1994.
  10.18   Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc.
          agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form
          10-K for the year ended September 30, 1994.
  10.19   Employment Agreement with Richard A. Goeggel, effective
          June 16, 1998, incorporated by reference from Exhibit
          10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
  10.20   Omitted.
  10.21   Employment Agreement with J.L. Evans, Sr., effective April
          6, 1998, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

                                                                      SEQUENTIAL
  EXHIBIT                                                                PAGE
  NUMBER                   DESCRIPTION OF DOCUMENT                      NUMBER
--------------------------------------------------------------------------------
  10.22   Stock Purchase Agreement dated as of October 30, 1998 by
          and among the Company, Synaptix Systems Corporation, a
          Colorado corporation, d.b.a. Affiliated Resources
          Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.22 to the
          Company's Annual Report on Form 10-K for the year ended
          September 30, 1998.
  10.23   Amendment No. 1 to Stock Purchase Agreement, dated
          December 39, 1998 by and among the Company, Synaptix
          Systems Corporation, a Colorado corporation, d.b.a.
          Affiliated Resources Corporation, and Way Energy, Inc., a
          Delaware corporation, incorporated by reference from
          Exhibit 10.23 to the Company's Annual Report on Form 10-K
          for the year ended September 30, 1998.
  10.24   Loan Agreement between the Company and Texas Commerce Bank
          National Association, dated as of August 30, 1996,
          incorporated by reference from Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the three
          months ended March 31, 1999.
  10.25   Amendment to Loan Agreement dated August 4, 1997,
          incorporated by reference from Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the three
          months ended March 31, 1999.
  10.26   Amendment to Loan Agreement dated December 24, 1997,
          incorporated by reference from Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the three
          months ended March 31, 1999.
  10.27   Amendment to Loan Agreement dated April 23, 1998,
          incorporated by reference from Exhibit 10.4 to the
          Company's Quarterly Report on Form 10-Q for the three
          months ended March 31, 1999.
  10.28   Amendment to Loan Agreement dated March 31, 1999,
          incorporated by reference from Exhibit 10.5 to the
          Company's Quarterly Report on Form 10-Q for the three
          months ended March 31, 1999.
  10.29   Asset Purchase Agreement dated December 3, 1999, by and
          between TSC Services, Inc., Evans Systems, Inc., Diamond
          Mini Mart, Inc., Evans Oil Co., EDCO, Inc., and Way Energy
          Systems, Inc. incorporated by reference from Exhibit 2.1
          to the Company's Current Report on Form 8-K dated December
          9, 1999.
  10.30   Amendment to Loan Agreement dated June 30, 1999
  10.31   Amendment to Loan Agreement dated August 31, 1999
  10.32   Amendment to Loan Agreement dated November 30, 1999
 *22.0    Subsidiaries of Registrant
 *23.0 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-8 of the report of Stephenson & Trilicek, P. C. included herein.

*Filed herewith.