Form 10-Q
period 2000-12-31
EVANS SYSTEMS INC
filed 2001-02-20
CIK 904901

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 20, 2001
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended DECEMBER 31, 2000

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 19, 2001 was 5,542,331.

                               EVANS SYSTEMS, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                     Page Number
         Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of
              December 31, 2000 and September 30, 2000 .................  3

              Condensed Consolidated Statements of Income for the
              Three Months Ended December 31, 2000 and 1999 ............  4

              Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended December 31, 2000 and 1999 ............  5

              Notes to the Condensed Consolidated Financial Statements .  6

        Management's Discussion and Analysis of Financial Condition and
        Results of Operations .......................................... 11


PART II. OTHER INFORMATION

        Exhibits and Reports on Form 8-K
           A. Exhibits Index ........................................... 16
           B. Reports on Form 8-K ...................................... 16

        Signatures ..................................................... 16

PART I. FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (in thousands)

                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                     2000            2000
                                                                 ------------    -------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ...................................    $    975          $    725
   Trade receivables, net of allowance for doubtful
     accounts of $209,000 and $290,000, respectively ...........       1,220             2,536
   Inventory ...................................................       2,087             2,717
   Prepaid expenses and other current assets ...................         175               170
                                                                    --------          --------
      Total current assets .....................................       4,457             6,148

Property and equipment, net ....................................      15,164            13,409
Investment in marketable securities (Note C) ...................        --               1,016
Other assets ...................................................         135               136
                                                                    --------          --------
      Total assets .............................................    $ 19,756          $ 20,709
                                                                    ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .......................    $  5,013          $  7,575
   Current portion of long-term debt ...........................       9,295             9,910
   Current portion of obligations under capital leases .........         738               744
   Accrued interest ............................................       1,227             1,072
                                                                    --------          --------
      Total current liabilities ................................      16,273            19,301
Long-term debt, net of current portion .........................       1,056               630
Obligations under capital leases, net of current portion .......          77                86
                                                                    --------          --------
      Total liabilities ........................................      17,406            20,017
                                                                    --------          --------
Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
     authorized, 5,542,331 shares issued and outstanding .......          55                55
   Additional paid-in capital ..................................      16,850            16,850
   Accumulated deficit .........................................     (14,121)          (16,131)
   Unrealized gain on marketable securities ....................        --                 352
     Treasury stock, 72,589 shares, at cost ....................        (434)             (434)
                                                                    --------          --------
      Total stockholders' equity ...............................       2,350               692
                                                                    --------          --------
         Total liabilities and stockholders' equity ............    $ 19,756          $ 20,709
                                                                    ========          ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                            THREE MONTHS ENDED DECEMBER 31,
                                                            -------------------------------
                                                               2000                1999
                                                             --------            --------
Revenues:
      Refined product sales ............................     $ 13,217            $ 18,481
      Other sales and services .........................        2,958               3,531
                                                             --------            --------
         Total revenues ................................       16,175              22,012
Cost of sales ..........................................       14,079              19,427
                                                             --------            --------
Gross profit ...........................................        2,096               2,585
                                                             --------            --------
Operating expenses:
      Employment expenses ..............................        1,212               1,459
      Other operating expenses .........................          624                 800
      General & administrative expenses ................          548                 620
      Depreciation and amortization ....................          320                 373
                                                             --------            --------
      Total operating expenses .........................        2,704               3,252
                                                             --------            --------
Operating loss .........................................         (608)               (667)
Other income (expense)
      Gain on exchange of marketable securities for
         certain ChemWay assets (Note C) ...............        2,396                --
      Gain on sale of assets ...........................          631                   1
      Interest expense, net ............................         (372)               (555)
      Other, net .......................................          (37)                  7
                                                             --------            --------
           Total other income (expense) ................        2,618                (547)
                                                             --------            --------
Income (loss) before benefit from income taxes .........        2,010              (1,214)
Provision for income taxes .............................         --                  --
                                                             --------            --------
Income (loss) from continuing operations ...............        2,010              (1,214)
Discontinued operations:
      Gain on disposal of ChemWay, net of
      taxes of $0 and $0, respectively .................         --                   266
                                                             --------            --------
Net income (loss) ......................................     $  2,010            $   (948)
Unrealized gain (loss) on marketable securities ........         (866)                 39
                                                             --------            --------
Comprehensive income (loss) ............................     $  1,144            $   (909)
                                                             ========            ========
Basic and diluted earnings (loss) per share:
      Continuing operations ............................     $   0.36            $   (.30)
      Discontinued operations ..........................         --                   .06
                                                             --------            --------
      Net income (loss) ................................     $   0.36            $   (.24)
                                                             ========            ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                    2000                  1999
                                                                  -------               -------
Cash flows provided (used) by operating activities:
      Net income (loss) ...................................      $ 2,010               $  (948)
      Adjustments:
           Depreciation and amortization ..................          320                   373
           Deferred income taxes ..........................         --                    --
           Loss (gain) on sale of fixed assets ............         (631)                   (1)
           Gain on exchange of marketable securities for
               certain assets of ChemWay (Note C) .........       (2,396)                 --
           Gain on disposal of discontinued operations ....         --                    (266)
           Stock option compensation expense ..............         --                     126
           Changes in working capital:
                Current assets ............................        1,942                (1,551)
                Current liabilities .......................       (2,407)                1,629
                                                                 -------               -------
      Total adjustments ...................................       (3,172)                  310
                                                                 -------               -------
Net cash provided (used) by operating activities ..........       (1,162)                 (638)
                                                                 -------               -------
Cash flows provided (used) by investing activities:
      Capital expenditures ................................         --                    (163)
      Proceeds from sale of property and equipment ........        2,123                    19
      Other, net ..........................................         --                     134
                                                                 -------               -------
Net cash provided (used) by investing activities ..........        2,123                   (10)
                                                                 -------               -------
Cash flows used by financing activities:
      Repayment on notes payable, net .....................         (711)                 (284)
      Net proceeds from stock issuance ....................         --                    --
                                                                 -------               -------
Net cash used by financing activities .....................         (711)                 (284)
                                                                 -------               -------
Net increase (decrease) in cash ...........................          250                  (932)
Cash and cash equivalents, beginning of period ............          725                   992
                                                                 -------               -------
Cash and cash equivalents, end of period ..................      $   975               $    60
                                                                 =======               =======

Supplemental disclosure of noncash transactions:
      Exchange of stock for certain assets (Note C):
           Assets acquired in exchange ....................      $ 3,597               $  --
           Debt assumed in exchange .......................         (507)                 --
           Cost of stock in exchange ......................         (664)                 --
                                                                 -------               -------
                Noncash gain on exchange ..................      $ 2,396               $  --
                                                                 =======               =======

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2001. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE B - LONG-TERM DEBT

In December 2000, the Company and its primary lender reached an agreement in principal whereby the total debt due to this bank of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the proposed terms of the agreement, sales of Company assets, including the sales of Evans Oil of Louisiana, certain Texas C-stores and sales of the certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The proposed agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001.

The Company assumed the outstanding debt of $506,860 on a warehouse building received in the exchange of Affiliated Resources common stock for certain assets of ChemWay, Inc (Note C). The note bears interest at 14.9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the agreement. Management believes that the sales of certain assets of the Company (see Note G) as well as the effects of potential new financing will provide sufficient cash to meet the June 15, 2001 deadline as well as provide

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

additional working capital. However, there can be no assurance that such agreements will be realized or successful.

NOTE C - INVESTMENT IN MARKETABLE SECURITIES

On December 4, 2000, the Company entered into a stipulated judgment against Affiliated Resources Corporation (Affiliated) and ChemWay, Inc. pertaining to the Company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6 million, arising from Affiliated's failure to fund the put right at $4.00 per share of the 2,500,000 shares of Affiliated common stock the Company had received as consideration for the sale. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for certain assets and properties of ChemWay, Inc. as the sole payment for the $6 million judgment. The ChemWay assets and properties received had an appraised value at the date of the judgment of approximately $3,567,000 and the Company's investment in Affiliated common stock was $150,000, based on 2,500,000 shares at $0.06 per share. Accordingly, the Company recorded an unrealized loss through December 4, 2000 of $866,000, resulting from the decline in Affiliated common stock per share price of $0.406 at September 30, 2000 to $0.06 at December 4, 2000. The unrealized loss recorded during the first quarter of 2001 resulted in a cumulative unrealized loss of $514,000, which, in accordance with SFAS 130, "Reporting Comprehensive Income", has been reclassified to gain on sale of marketable securities as a "reclassification adjustment for gains recognized in net income". The following summarizes the gain on exchange of marketable securities for certain assets for the quarter ended December 31, 2000:

      Fair market value of ChemWay assets received:
        Buildings and improvements                $1,475,000
        Machinery and equipment                    2,029,000
        Furniture and fixtures                        37,000
        Vehicles                                      26,000
                                                  ----------
        Total fair market value of assets received             $3,567,000
      Less debt assumed on ChemWay assets                        (507,000)
      Less cost basis in securities given up:
        Investment in marketable securities        $150,000
        Reclassification adjustment of unrealized
          loss on marketable securities             514,000
                                                   --------
        Cost basis of marketable securities                      (664,000)
                                                               ----------
      Gain recognized on exchange of marketable
        securities for certain assets                          $2,396,000
                                                               ==========

The otherwise tax liability from this transaction is offset by net operating and capital losses carryforwards of the Company generated from previous years losses, and accordingly, no provision has been recorded as of December 31, 2000.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE E - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2000 and December 31, 1999 were computed using 5,542,331 and 4,032,340 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2000 and 1999 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE F - CONTINGENT LIABILITIES

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of December 31, 2000, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

NOTE G - MANAGEMENT PLANS AND SUBSEQUENT EVENTS

MANAGEMENTS PLANS
During the fourth quarter of 2000, the Company implemented a strategy to reduce outstanding debt by the selling of certain identified assets aligned along brand representation in an effort to concentrate on fewer brands, which management believes have the most profit potential. As a phase of this strategy, management implemented a 22% staff reduction in early October 2000. During the first quarter of 2001, the Company closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts and had some of its Phillips 66 accounts under earnest money contract, with closing occurring in February 2001. Proceeds from the sale of the Citgo, Texaco and Diamond Shamrock dealer and consignment accounts approximated $1.3 million and the Company recorded a gain on sale of approximately $587,000. Management plans to continue its Chevron and Exxon branded company operated stores and dealer locations.

The Company is also evaluating a strategic partnership that would allow the Company to reinstitute a supply of petroleum products to its terminal facility. Management believes that should the strategic partnership be successful that it terminal can return to operations by the second quarter of 2001.

There can be no assurance that management's plans as described above will be successful.

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SUBSEQUENT EVENTS
During February 2001, the Company closed on the sale of five company operated stores for total proceeds of approximately $2.4 million, which were used for working capital and to reduce the Company's outstanding debt. The Company had also signed earnest money contracts on five additional company owned stores with expected proceeds of approximately $1.8 million. Closing on such stores is expected in March and April of 2001.

On February 15, 2001, the Company entered into an agreement to sell Evans Oil of Louisiana, Inc. (EOLA). Under the terms of the agreement, the Company would receive proceeds of approximately 1.3 million for all the fixed assets and inventory of EOLA. The sale is expected to close on or before April 15, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

NOTE H - SEGMENT REPORTING

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

                               EVANS SYSTEMS, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                                 TEXAS          TEXAS                     ENVIRONMENTAL      OTHER
                                               PETROLEUM     CONVENIENCE     LOUISIANA     REMEDIATION   RECONCILING    CONSOLIDATED
                 YEAR ENDED                    MARKETING       STORES       OPERATIONS      SERVICES       ITEMS (1)        TOTAL
                 ----------                    ---------     -----------     ---------     -----------   -----------    ------------
December 31, 2000-
  Revenues from external
    Customers:
      Motor fuel sales ...................     $  9,142       $  2,654       $  1,420       $   --         $   --         $ 13,216
      Convenience store sales ............         --            1,846            712           --             --            2,558
      Other ..............................           90            123             12            174           --              399
    Intersegment revenues ................        2,397           --             --             --           (2,397)          --
                                               --------       --------       --------       --------       --------       --------
        Total revenues ...................     $ 11,629       $  4,623       $  2,144       $    174       $ (4,085)      $ 22,012
                                               ========       ========       ========       ========       ========       ========
    Depreciation and amortization ........     $    220       $     66       $     27       $      5       $      2       $    320
    Operating income (loss) ..............     $    146       $   (170)      $   (261)      $    (46)      $   (277)      $   (608)

December 31, 1999-
  Revenues from external
    Customers:
      Motor fuel sales ...................     $ 12,504       $  3,624       $  2,353       $   --         $   --         $ 18,481
      Convenience store sales ............         --            2,267            762           --             --            3,029
      Other ..............................           65             85             45            307           --              502
    Intersegment revenues ................        4,085           --             --             --           (4,085)          --
                                               --------       --------       --------       --------       --------       --------
        Total revenues ...................     $ 16,654       $  5,976       $  3,160       $    307       $ (4,085)      $ 22,012
                                               ========       ========       ========       ========       ========       ========
    Depreciation and amortization ........     $    257       $     67       $     32       $     13       $      4       $    373
    Operating income (loss) ..............     $    (88)      $    (21)      $   (233)      $     78       $   (403)      $   (667)

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                          QUARTER ENDED DEC. 31
                                                          ---------------------
                                                            2000          1999
                                                          -------       -------
Total operating loss for reportable segments .........    $  (331)      $  (264)

Gain on sale of discontinued operation ...............       --             266
Gain on exchange of marketable securities
   for certain ChemWay assets ........................      2,396          --
Gain on sale of assets ...............................        631             1
Interest expense, net ................................       (372)         (555)
Unallocated corporate expenses .......................       (277)         (403)
Other, net ...........................................        (37)            7
                                                          -------       -------
Total consolidated income (loss) from continuing
  operations before income taxes .....................    $ 2,010       $  (948)
                                                          =======       =======

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.




                THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 2000 and 1999. This is the first quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                             THREE MONTHS      THREE MONTHS
                                                 ENDED             ENDED
                                          DECEMBER 31, 2000  DECEMBER 31, 1999
                                          -----------------  -----------------
                                            (In thousands)     (In thousands)
TEXAS PETROLEUM MARKETING
Revenue .................................      $  9,232          $ 12,569
Gross profit ............................           891               963
Operating expenses ......................           745             1,051
                                               --------          --------
Operating loss ..........................           146               (88)

TEXAS CONVENIENCE STORES
Revenue .................................      $  4,624          $  5,976
Gross profit ............................           834             1,058
Operating expenses ......................         1,004             1,079
                                               --------          --------
Operating loss ..........................          (170)              (21)

LOUISIANA OPERATIONS
Revenue .................................      $  2,144          $  3,160
Gross profit ............................           285               339
Operating expenses ......................           546               572
                                               --------          --------
Operating loss ..........................          (261)             (233)

EDCO ENVIRONMENTAL
Revenue .................................      $    174          $    307
Gross profit ............................            85               225
Operating expenses ......................           131               147
                                               --------          --------
Operating income (loss) .................           (46)               78

GENERAL AND ADMINISTRATIVE EXPENSES .....      $   (278)         $   (403)
                                               --------          --------

TOTAL
Revenue .................................      $ 16,174          $ 22,012
Gross profit ............................         2,095             2,585
Operating expenses ......................         2,704             3,252
                                               --------          --------
Operating loss ..........................          (609)             (667)

The Company sold it's Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. In February 2001 the Company sold it's Phillips 66 accounts. The Company intends to maintain and develop their Chevron and Exxon brands while marketing new Texaco branded accounts.

Consolidated revenues decreased $5,867,000, or approximately 26.7% to $16,174,000 in the quarter ended December 31, 2000, as compared with revenues of $22,012,000 in the quarter ended December 31, 1999. Fuel sales declined $5,185,000 while merchandise, other sales, and services declined $682,000 in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999.

Consolidated gross profit declined $490,000 or approximately 19.0% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 13.0% of sales in the quarter ended December 31, 2000, as compared with

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately 11.7% of sales in the quarter ended December 31, 1999. The increase in Gross Margin is primarily due to the sale of lower margin gasoline accounts combined with a change in revenue mix.

Operating expenses declined $548,000 or approximately 16.9% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. The decrease was in all areas employment expenses were down $247,000, general and administrative down $72,000, other operating expenses down $176,000, and depreciation down $53,000.

Operating loss declined to $608,000 in the quarter ended December 31, 2000 as compared to $667,000 in the quarter ended December 31, 1999.

Income from continuing operations increased to $2,010,000 in the quarter ended December 31, 2000, as compared with a loss of $1,214,000 in the quarter ended December 31, 1999. Income from continuing operations includes a gain of $2,396,000 on the exchange of marketable securities for certain Chem Way assets (See note C to financial statements) and a gain on the sale of certain assets of $631,000 in the current period.

Comprehensive income in the quarter ended December 31, 2000 increased to $1,144,000, $.36 per diluted share compared to a Comprehensive loss of $909,000, ($.30) per deluted share in the quarter ended December 31, 1999. Comprehensive income includes an unrealized loss on marketable securities of $866,000 for the period ended December 31, 2000 compared to a unrealized gain on marketable securities of $39,000 in the same 1999 period.


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

The Company sold it's Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. In February 2001 the Company sold it's Phillips 66 accounts. The Texas Petroleum Marketing segment intends to maintain and develop their Chevron and Exxon brands while marketing new Texaco branded accounts. Revenues decreased $3,337,000, or approximately 26.5% to $9,232,000 in the quarter ended December 31, 2000, as compared with revenues of $12,569,000 in the quarter ended December 31, 1999. The decrease in revenues is due to the sale of the customers contracts stated above. Fuel sales in gallons declined approximately 41.4%, to 6,216,000 gallons, as compared with 10,614,000 gallons in the quarter ended December 31, 1999.

Gross profit declined $72,000 or approximately 13.2% to $891,000 in the quarter ended December 31, 2000, as compared with $963,000 in the quarter ended December 31, 1999. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 9.6% of sales in the quarter ended December 31, 2000, as compared with approximately 7.7% of sales in the quarter ended December 31, 1999.

Operating expenses in the quarter ended December 31, 2000 declined to $745,000 as compared to $1,051,000 in the quarter ended December 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Texas petroleum marketing had an operating profit of $146,000 in the quarter ended December 31, 2000, as compared to an operating loss of $88,000 in the quarter ended December 31, 1999.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 17 stores during the quarter ended December 31, 2000, as compared with 17 stores in the quarter ended December 31, 1999.

Total revenues in the quarter ended December 31, 2000 declined $1,352,000 or approximately 22.6% to $4,624,000, as compared with $5,976,000 in the quarter ended December 31, 1999. Fuel sales declined $970,000 to $2,654,000 in the quarter ended December 31, 2000, as compared with $3,624,000 in the quarter ended December 31, 1999, fuel sales in gallons declined approximately 39.5% in the current year period. Merchandise sales declined $421,000 to $1,846,000 in the quarter ended December 31, 2000, as compared with $2,267,000 in the quarter ended December 31, 1999 and other income increased $39,000.

Gross profit declined $173,000 to $885,000 as compared with $1,058,000 in the quarter ended December 31, 1999. Gross Margin increased to approximately 19.1% of sales in the quarter ended December 31, 2000, as compared with approximately 17.7% of sales in the quarter ended December 31, 1999.

Operating expenses declined $75,000 to $1,004,000 in the quarter ended December 31, 2000, as compared with $1,079,000 in the quarter ended December 31, 1999.

The Texas Convenience Store segment incurred an operating loss of $170,000 in the quarter ended December 31, 2000, as compared with a loss of $21,000 in the quarter ended December 31, 1999. The increased loss is due to lower merchandise and fuel sales in the current quarter.

LOUISIANA OPERATIONS

The Louisiana Operations segment is comprised of a bulk fuel storage and distribution facility, seven convenience stores with gasoline, and a full-service gasoline station without a convenience store, all located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana Operations.

Total revenues decreased $1,016,000 or approximately 32.2% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. The decrease is primarily attributable to a $617,000 decline in wholesale distributions, $338,000 in convenience store fuel sales, $50,000 decrease in convenience store merchandise revenues and a $11,000 decrease in other sales. Fuel sales in gallons declined 1,142,000 or approximately 51.5% to 1,075,000 gallons in the quarter ended December 31, 2000, as compared with 2,217,000 gallons in the quarter ended December 31, 1999. Convenience store merchandise sales decreased $50,000 or approximately 6.6% to $712,000 in the quarter ended December 31, 2000 as compared with $762,000 in the quarter ended December 31, 1999.

Gross profit decreased $53,000 or approximately 15.7% in the quarter ended December 31, 2000. Gross Margin increased to 13.3% of sales in the quarter ended December 31, 2000, as compared with 10.7% of sales in the quarter ended December 31, 1999. The increase in Gross Margin primarily reflects the change in product mix with merchandise sales representing 33.2% of revenues during the current year period, compared to 24.1% in the quarter ended December 31, 1999. Merchandise sales have a higher gross profit margin than fuel sales.

Operating expenses declined $26,000 or approximately 4.5% in the quarter ended December 31, 2000 as compared with the quarter ended December 31, 1999.

Operating losses increased to $261,000 in the quarter ended December 31, 2000 as compared to $233,000 in the quarter ended December 31, 1999.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended December 31, 2000 decreased $133,000 or approximately 43.3% to $174,000, as compared with $307,000 in the quarter ended December 31, 1999.

Gross profit in the quarter ended December 31, 2000 decreased $140,000 in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999.

Operating expenses declined $16,000, to $131,000 as compared with $147,000 in the quarter ended December 31, 1999.

EDCO Environmental reported an operating loss of $48,000 in the quarter ended December 31, 2000, as compared with an operating profit of $78,000 in the quarter ended December 31, 1999. The decline in revenue, gross profit and operating profit were mainly attributable to in climate weather conditions in Texas during the quarter ended December 31, 2000 which delayed completion of outdoor field projects.

GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $125,000 or approximately 31.0% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. The decrease was attributable to a $150,000 reduction in personnel cost and a $25,000 increase in other expenses.

                  CAPITAL RESOURCES AND LIQUIDITY

Cash flows provided by operating activities were $2,010,000 in the quarter ended December 31, 2000, as compared with cash flows used by operating activities of $948,000 in the quarter ended December 31, 1999.
Cash used by operating activities were $1,162,000 in the quarter ended December 31, 2000, as compared with cash used of $638,000 in the quarter ended December 31, 1999.

Cash and cash equivalents were $975,000 and $60,000 at December 31, 2000 and December 31, 1999, respectively. The Company had a net working capital deficit of $11,816,000, as compared with a deficit of $13,153,000 at September 30, 2000. The working capital deficit is primarily the result of the classification of certain long-term bank debt and capital leases as a current liability.

In December 2000, the Company and its primary lender reached an agreement in principal whereby the total debt due to this bank of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the proposed terms of the agreement, sales of Company assets, including the sales of Evan Oil of Louisiana, certain Texas C-stores and sales of the certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The proposed agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001.

The Company assumed the outstanding debt of $506,860 on a warehouse building received in the exchange of Affiliated Resources common stock for certain assets of ChemWay, Inc (Note C). The note bears interest at 14.9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the agreement. Management believes that the sales of certain assets of the Company (see Note G) as well as the effects of potential new financing will provide sufficient cash to meet the June 15, 2001 deadline as well as provide additional working capital. However, there can be no assurance that such agreements will be realized or successful.

PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

I.  EXHIBITS INDEX

      NONE


II. REPORTS ON FORM 8-K

      NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EVANS SYSTEMS, INC.
                                      (REGISTRANT)


Date: February 20, 2001              By: /s/ J.L. EVANS, SR.
                                             J.L. Evans, Sr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             And authorized to sign on behalf
                                             of the registrant

                                     By: /s/ CHARLES N. WAY
                                             Charles N. Way
                                             Controller
                                             And authorized to sign on behalf of
                                             the registrant.