Form 10-Q
period 2001-03-31
EVANS SYSTEMS INC
filed 2001-05-21
CIK 904901

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended March 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number: 000-21956

                              EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                       74-1613155
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                   (Identification number)

          1625 HWY 60 NORTH, BAY CITY, TEXAS 77414    (979) 245-2424
   (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                        JERRIEL L. EVANS, SR., PRESIDENT
 Mailing Address: P.O. Box 2480, Bay City, Texas 77404-2480     (979) 245-2424
 Physical Address: 1625 Hwy 60 North, Bay City, Texas 77414     (979) 245-2424
 (Name, address, including zip code, and telephone number, including area code, of agent for service)

                                      NONE
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 21, 2001 were 6,659,831.

================================================================================

                              EVANS SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

      Financial Statements (Unaudited)                          Page Number
          Condensed Consolidated Balance Sheet as of
          March 31, 2001 and September 30, 2000                      3

          Condensed Consolidated Statement of Income for the
          Three Months Ended March 31, 2001 and 2000                 4

          Condensed Consolidated Statement of Income for the
          Six Months Ended March 31, 2001 and 2000                   5

          Condensed Consolidated Statement of Cash Flows for
           the Six Months Ended March 31, 2001 and 2000              6

          Notes to the Condensed Consolidated Financial Statements   7

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                           16


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K
             A. Exhibits Index                                      29
             B. Reports on Form 8-K                                 29

     Signatures                                                     29

PART I.  FINANCIAL INFORMATION
                              EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 March 31,    September 30,
                                                                   2001            2000
                                                                   ----            ----
               ASSETS
               ------
Current assets:
  Cash and cash equivalents                                    $    487         $    725
  Trade receivables, net of allowance for doubtful
     accounts of $142,000 and $285,000, respectively              1,266            2,536
  Inventory                                                       1,807            2,717
  Prepaid expenses and other current assets                         205              170
                                                               --------         --------
     Total current assets                                         3,765            6,148
Property and equipment, net                                      12,166           13,409
Investment in marketable securities                                   -            1,016
Other assets                                                         91              136
                                                               --------         --------
       Total assets                                            $ 16,022         $ 20,709
                                                               ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                        $  4,778         $  7,575
  Current portion of long-term debt                               6,575            9,910
  Current portion of obligations under capital leases               738              744
  Accrued interest                                                1,268            1,072
                                                               --------         --------
     Total current liabilities                                   13,359           19,301
Long-term debt, net of current portion                              812              630
Obligations under capital leases, net of current portion             69               86
                                                               --------         --------
     Total liabilities                                           14,240           20,017

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 6,659,831 and 5,542,331 shares
   issued and outstanding, respectively                              67               55
  Additional paid-in capital                                     17,061           16,850
  Accumulated deficit                                           (14,912)         (16,131)
  Unrealized gain on marketable securities                            -              352
  Treasury stock, 72,589 shares, at cost                           (434)            (434)
                                                               --------         --------
     Total stockholders' equity                                   1,782              692
                                                               --------         --------
       Total liabilities and stockholders' equity              $ 16,022         $ 20,709
                                                               ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                       2001      2000
                                                       ----      ----
Revenues:
 Motor fuel sales                                    $ 8,857    $19,353
 Other sales and services                              2,292      3,797
                                                     -------    -------
  Total revenues                                      11,149     23,150
Cost of sales
 Motor fuel                                            7,980     18,215
 Other sales and services                              1,610      2,365
                                                     -------    -------
  Total cost of sales                                  9,590     20,580
                                                     -------    -------
Gross profit                                           1,559      2,570
Operating expenses:
 Employment expenses                                   1,320      1,557
 Other operating expenses                                409      1,014
 General & administrative expenses                       550        714
 Depreciation and amortization                           300        367
                                                     -------    -------
  Total operating expenses                             2,579      3,652
                                                     -------    -------
Operating loss                                        (1,020)    (1,082)
Other income (expense)
 Gain on exchange of marketable securities for
  certain ChemWay assets (Note D)                          -          -
 Gain (loss) on sale of assets                           248        (15)
 Interest expense, net                                   (51)      (342)
 Other, net                                               32          9
                                                     -------    -------
  Total other income (expense)                           229       (348)
                                                     -------    -------
Income (loss) before benefit from income taxes          (791)    (1,430)
Provision for income taxes                                 -          4
                                                     -------    -------
Income (loss) from continuing operations                (791)    (2,648)
Discontinued operations:
 Gain on disposal of ChemWay, net of
  taxes of $0                                              -          -
                                                     -------    -------
Net income (loss)                                    $  (791)   $(1,434)
Unrealized gain (loss) on marketable securities            -        157
                                                     -------    -------
Comprehensive income (loss)                          $  (791)   $(1,277)
                                                     =======    =======
Basic and diluted earnings (loss) per share:
 Net income (loss)                                   $  (.12)   $  (.36)
                                                     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Six Months Ended March 31,
                                                 -------------------------
                                                       2001      2000
                                                       ----      ----
Revenues:
 Motor fuel sales                                    $22,074    $37,634
 Other sales and services                              5,250      7,528
                                                     -------    -------
  Total revenues                                      27,324     45,162
Cost of sales
 Motor fuel                                           19,965     35,393
 Other sales and services                              3,704      4,614
                                                     -------    -------
  Total cost of sales                                 23,669     40,007
                                                     -------    -------
Gross profit                                           3,655      5,155
Operating expenses:
 Employment expenses                                   2,532      3,016
 Other operating expenses                              1,033      1,814
 General & administrative expenses                     1,098      1,334
 Depreciation and amortization                           620        740
                                                     -------    -------
  Total operating expenses                             5,283      6,904
                                                     -------    -------
Operating loss                                        (1,628)    (1,749)
Other income (expense)
 Gain on exchange of marketable securities for
  certain ChemWay assets (Note D)                      2,396          -
 Gain (loss) on sale of assets                           879        (14)
 Interest expense, net                                  (423)      (897)
 Other, net                                               (5)        16
                                                     -------    -------
  Total other income (expense)                         2,847       (895)
                                                     -------    -------
Income (loss) before benefit from income taxes         1,219     (2,644)
Provision for income taxes                                 -          4
                                                     -------    -------
Income (loss) from continuing operations               1,219     (2,648)
Discontinued operations:
 Gain on disposal of ChemWay, net of
 taxes of $0                                               -        266
                                                     -------    -------
Net income (loss)                                    $ 1,219    $(2,382)
Unrealized gain (loss) on marketable securities         (866)       196
                                                     -------    -------
Comprehensive income (loss)                          $   353    $(2,186)
                                                     =======    =======
Basic and diluted earnings (loss) per share:
 Net income (loss)                                   $   .18    $  (.59)
                                                     =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                   Six Months Ended March 31,
                                                   -------------------------
                                                        2001       2000
                                                        ----       ----
Cash flows from operating activities:
 Net income (loss)                                    $ 1,219    $(2,382)
 Adjustments:
  Depreciation and amortization                           620        740
  (Gain) loss on sale of fixed assets                    (879)        14
  Gain on exchange of marketable securities for
   certain assets of ChemWay (Note D)                  (2,396)         -
  Gain on disposal of discontinued operations               -       (266)
  Stock option compensation expense                         -        252
  Changes in working capital:
   Current assets                                       2,190        (64)
   Current liabilities                                 (2,601)     1,169
                                                      -------    -------
 Total adjustments                                     (3,066)     1,845
                                                      -------    -------
Net cash provided (used) by operating activities       (1,847)      (537)
Cash flows from investing activities:
 Capital expenditures                                     (74)      (318)
 Proceeds from sale of property and equipment           4,636        198
 Other, net                                                 -        136
                                                      -------    -------
Net cash provided (used) by investing activities        4,562         16
Cash flows from financing activities:
 Net proceeds from stock issuance                         223          -
 Repayment on notes payable, net                       (3,176)      (435)
 Proceeds of additional bank debt                           -      1,000
                                                      -------    -------
Net cash provided (used) by financing activities       (2,953)       565
                                                      -------    -------

Net increase (decrease) in cash                          (238)        44
Cash and cash equivalents, beginning of period            725        992
                                                      -------    -------
Cash and cash equivalents, end of period              $   487    $ 1,036
                                                      =======    =======

Supplemental disclosure of noncash transactions:
 Exchange of stock for certain assets (Note D)
  Assets acquired in exchange                         $ 3,597    $     -
  Debt assumed in exchange                               (507)         -
  Cost of stock in exchange                              (664)         -
                                                      -------    -------
       Noncash gain on exchange                       $ 2,396    $     -
                                                      =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company `s Annual Report on Form 10-K for the year ended September 30, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2001. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE B - LONG-TERM DEBT

In December 2000, the Company and its primary lender reached an agreement (the Agreement) whereby the total debt due to this bank at December 31, 2000 of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the terms of the Agreement, sales of Company assets, including the sales of Evans Oil of Louisiana, certain Texas C-stores and sales of certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The Agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Agreement also provides that should the August 15, 2001 deadline not be met, all outstanding principal, accrued interest and penalties due to this lender will become due. As of March 31, 2001, total debt due to this bank was approximately $6,272,000 plus accrued interest and penalties of $1,181,000. However, as the Company has no assurance that it can fulfill the terms of the Agreement by the specified deadlines and in accordance with SFAS No. 5, Accounting for Contingencies, the Company has not reflected the modified terms in the accompanying condensed consolidated financial statements and has not recorded any potential gain on the Agreement.

The Company assumed the outstanding debt of $506,860 on a warehouse building received by the Stipulated Judgment and Deed in Lieu of Foreclosure (Note C).

The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the Agreement. Management believes that the sales of certain assets of the Company (see Note I) as well as the effects of potential new financing (Note
I) could provide sufficient cash to meet the terms of the Agreement as well as provide additional working capital.

However, there can be no assurance that such agreements or new financing will be realized or successful.

NOTE C-AGREEMENT TO SALE CERTAIN ASSETS AND OPERATIONS

On April 30, 2001, the Company entered into an agreement to sale substantially all of the assets of Evans Oil of Louisiana, Inc. Under the terms of the agreement, the Company would receive $850,000 cash for all the fixed assets of EOLA, which have a carrying value of approximately $811,000 at March 31, 2001. In addition, the purchasers would acquire all inventory of EOLA at cost, which management estimates to be $285,000. The proceeds of the sale will be used to reduce outstanding debt and provide working capital. The Company closed on the sale in May 2001 (Note I).

During the first quarter of 2001, the Company closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts.
Net proceeds from the sale of the Citgo, Texaco and Diamond Shamrock dealer and consignment accounts approximated $194,000, $642,000 and $450,000, respectively, which were used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $587,000, inclusive of a $159,000 net gain on the sales of the distribution contracts.
The net book value of the assets sold approximated $699,000, which consisted primarily of store equipment and fuel dispensing equipment and tanks at the respective dealer and consignment locations.

During February 2001, the Company closed on the sale of its Phillips 66 dealer and consignment accounts. Net proceeds from the sale of the Phillips 66 dealer and consignment accounts approximated $556,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $238,000, inclusive of a $75,000 gain on the sale of the distribution contract. The net book value of the assets sold approximated $318,000, which consisted primarily of store equipment and fuel dispensing equipment and tanks at the dealer and consignment locations.

During the second quarter of 2001, the Company closed on the sale of three independent dealer and consignment accounts. Net proceeds from the sale of the independent dealer and consignment accounts approximated $178,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $8,000. The net book value of the assets sold approximated $170,000, which consisted primarily of store equipment and fuel dispensing equipment and tanks at the dealer and consignment locations.

During the second quarter of 2001, the Company also closed on the sale of six company operated stores for total net proceeds of approximately $2,574,000, which were used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $201,000. The net book value of the assets sold approximated $2,373,000, inclusive of $225,000 in fuel and retail inventory. The Company also has signed earnest money contracts on 2 additional company owned stores with expected net proceeds of approximately $1,191,000. The Company closed on the sale of one of these stores in April 2001 (see Note I).

The following summarizes the Company's various sales of assets during the six months ended March 31, 2001:

  Net proceeds:
     Citgo, Texaco and Diamond Shamrock accounts               $1,286
     Phillip 66 accounts                                          556
     Other independent dealer accounts                            178
     Sale of company operated stores and equipment              2,574
     Other                                                         42
                                                               ------
       Total net proceeds                                              $4,636
  Net book value of assets sold:
     Citgo, Texaco and Diamond Shamrock accounts               $  699
     Phillip 66 accounts                                          318
     Other independent dealer accounts                            170
     Sale of company operated stores and equipment              2,373
     Other                                                        197
                                                               ------
       Total net book value of assets sold                              3,757
                                                                       ------
  Net gain on sale of assets for the six months
     ended March 31, 2001                                              $  879
                                                                       ======

NOTE D- INVESTMENT IN MARKETABLE SECURITIES

On December 4, 2000, the Company entered into a Stipulated Judgment (the Judgment) against Affiliated Resources Corporation (Affiliated) and ChemWay, Inc. pertaining to the Company's sale of ChemWay to Affiliated in December 1998. The Judgment granted by the 130th Judicial District Court of Texas was for $6 million, arising from Affiliated's failure to fund the put right at $4.00 per share of the 1,500,000 shares of Affiliated common stock the Company had received as consideration for the sale. As stipulated in the Judgment, the Company received a Deed in Lieu of Foreclosure for certain assets and properties of ChemWay, Inc. as the sole payment for the $6 million judgment. The ChemWay assets and properties received had an appraised value at the date of the judgment of approximately $3,567,000 and the Company's investment in Affiliated common stock was $150,000, based on 2,500,000 shares at $0.06 per share. Accordingly, the Company recorded an unrealized loss through December 4, 2000 of $866,000, resulting from the decline in Affiliated common stock per share price of $0.406 at September 30,

2000 to $0.06 at December 4, 2000. The unrealized loss recorded during the first quarter of 2001 resulted in a cumulative unrealized loss of $514,000, which, in accordance with SFAS 130, "Reporting Comprehensive Income", has been reclassified to gain on sale of marketable securities as a "reclassification adjustment for gains recognized in net income". The following summarizes the gain on exchange of marketable securities for certain assets for the quarter ended December 31, 2000:


         Fair market value of ChemWay assets received:
           Buildings and improvements                              $1,475,000
           Machinery and equipment                                  2,029,000
           Furniture and fixtures                                      37,000
           Vehicles                                                    26,000
                                                                   ----------
             Total fair market value of assets received                            $3,567,000
         Less debt assumed on ChemWay assets                                         (507,000)
         Less cost basis in securities given up:
           Investment in marketable securities                     $  150,000
           Reclassification adjustment of unrealized
             loss on marketable securities                            514,000
                                                                   ----------
             Cost basis of marketable securities                                     (664,000)
                                                                                   ----------
         Gain recognized on exchange of marketable securities
             for certain assets                                                    $2,396,000
                                                                                   ==========

The otherwise tax liability from this transaction is offset by net operating and capital loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded as of December 31, 2000.

Management is presently evaluating strategic alternatives relating to the assets received by the Stipulated Judgment and Deed in Lieu of Foreclosure.

NOTE E - SEASONAL NATURE OF BUSINESS

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE F - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2001 were computed using 6,659,831 weighted average common shares outstanding, respectively. Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2000 were computed using 4,032,340 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted income (loss) per common share for the three and six months ended March 31, 2001 and 2000 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE G - COMMON STOCK

On March 22, 2001, the Board of Directors of the Company granted the Chief Executive Officer (CEO) and Chairman of the Board 1,117,500 shares of the Company's common stock in line with the terms of an Employment Agreement dated October 1, 1998. Of the 1,117,500 shares granted, 800,000 shares were granted as payment of accrued commissions due the CEO of approximately $160,000. The remaining 317,500 shares were granted as payment of accrued deferred salaries due the CEO of approximately $63,500. All shares were granted at an effective price per share of $.20. The Company recorded additional paid-in capital of $211,000. The closing price of the Company's stock on March 22, 2001 was $.156 per share.

On March 22, 2001, the Board of Directors of the Company approved a new Employment Agreement for the CEO and Chairman of the Board. As stipulated in the Employment Agreement, the Board of Directors granted a 5 year stock option to the CEO for 500,000 shares of common stock, with 200,000 shares vesting immediately at the market value of the stock ($.156 per share at March 22, 2001) and the remaining 300,000 shares vested in equal monthly amounts at the then market price of the Company's common stock over the three year term of the Employment Agreement. The option granted is a nonqualifying option and is not covered by the current stock option plan.

NOTE H - CONTINGENT LIABILITIES

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of March 31, 2001, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

NOTE I - MANAGEMENT PLANS AND SUBSEQUENT EVENTS

Managements Plans

During the fourth quarter of 2000, the Company implemented a strategy to reduce outstanding debt by the selling of certain identified assets aligned along brand representation in an effort to concentrate on fewer brands, which management believes have the most profit potential. As a phase of this strategy, management implemented a 22% staff reduction in early October 2000. During the first quarter of 2001, the Company closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts (Note C). During the second quarter of 2001, the Company closed on the sale of its Phillips 66 dealer and consignment accounts as well as several company operated store (Note
C). Proceeds from those sales were used to reduce outstanding debts and provide working capital. Management plans to continue its Chevron, Texaco and Exxon branded company operated stores and dealer locations.

The Company is also evaluating a strategic partnership that would allow the Company to reinstitute a supply of petroleum products to its terminal facility. Management believes that should the strategic partnership be successful, the terminal can return to operations by the end of fiscal year 2001.

The Company has determined, based upon review of the Company's historical operating performance, that it is unlikely that the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without continued downsizing and a capital infusion. In order to continue as a going concern, management believes the Company must continue to sell its assets and obtain a capital infusion of either equity or debt in amounts sufficient to reduce its current outstanding debts and provide additional working capital. There can be no assurance that management's plans as described above will be successful.

Subsequent Events

In April 2001, the Company closed on the sale of one company operated store for net proceeds of approximately $622,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $16,000 during the third quarter of 2001. The net book value of the assets sold approximated $606,000, inclusive of $47,000 in fuel and retail inventory.

On May 17, 2001, the Company closed on the sale of substantially all the assets of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
(ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear interest a monthly interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender under the Agreement (Note B), purchase of capital assets and inventory, and provide additional working capital. Funding of the loan, which is anticipated to be on or before June 10, 2001, is subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed.

NOTE J - SEGMENT REPORTING

The Company has four reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which include the following: Texas Petroleum Marketing, Texas Convenience Stores, Louisiana Petroleum Marketing and Convenience Store Operations (Louisiana Operations), and Environmental Remediation Services. The Texas Petroleum Marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas Convenience Stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The Louisiana Operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. The Environmental Remediation Services segment serves the petroleum industry in the southeast Texas market area.

Information concerning the Company's business activities is summarized as follows (in thousands):


                               Texas         Texas                     Environmental         Other
                             Petroleum    Convenience     Louisiana     Remediation       Reconciling     Consolidated
   Three Months Ended        Marketing       Stores      Operations       Services         Items (1)          Total
March 31, 2001-
 Revenues from external
 Customers:
   Motor fuel sales            $ 5,779         $1,966        $1,112             $  -           $     -         $ 8,857
   Convenience store sales           -          1,303           537                -                 -           1,840
   Other                            70             81            17              284                 -             452
 Intersegment revenues           1,564              -             -                -            (1,564)              -
                               -------         ------        ------             ----           -------         -------
    Total revenues             $ 7,413         $3,350        $1,666             $284           $(1,564)        $11,149
                               =======         ======        ======             ====           =======         =======

 Depreciation and
  amortization                 $   234         $   34        $   25             $  5           $     2         $   300
 Operating income (loss)       $   (32)        $ (348)       $ (239)            $ 50           $  (451)        $(1,020)


March 31, 2000-
 Revenues from external
 Customers:
   Motor fuel sales            $13,093         $3,697        $2,563             $  -           $     -         $19,353
   Convenience store sales           -          2,258           763                -                 -           3,021
   Other                           325            126            71              254                 -             776
 Intersegment revenues           4,137              -             -                -            (4,137)              -
                               -------         ------        ------             ----           -------         -------
    Total revenues             $17,555         $6,081        $3,397             $254           $(4,137)        $23,150
                               =======         ======        ======             ====           =======         =======

 Depreciation and
 amortization                  $   251         $   67        $   32             $ 13           $     4         $   367
 Operating income (loss)       $  (145)        $ (273)       $  (66)            $(11)          $  (587)        $(1,082)

(1)  Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):


                                                Quarter Ended March 31,
                                                ----------------------
                                                   2001       2000
                                                   ----       ----
Total operating loss for reportable segments      $(569)   $  (495)
Gain on exchange of marketable securities
 for certain ChemWay assets                           -          -
Gain (loss) on sale of assets                       248        (15)
Interest expense, net                               (51)      (342)
Unallocated corporate overhead expenses            (451)      (587)
Other, net                                           32          9
                                                  -----    -------
 Total consolidated income (loss) from
 continuing operations before income taxes        $(791)   $(1,430)
                                                  =====    =======


                               Texas         Texas                     Environmental       Other
                             Petroleum    Convenience     Louisiana     Remediation     Reconciling     Consolidated
    Six Months Ended         Marketing       Stores      Operations      Services        Items (1)          Total

March 31, 2001-
 Revenues from external
 Customers:
   Motor fuel sales            $14,921        $ 4,620        $2,533             $  -         $     -         $22,074
   Convenience store sales           -          3,149         1,249                -               -           4,398
   Other                           160            205            29              458               -             852
 Intersegment revenues           3,961              -             -                -          (3,961)              -
                               -------        -------        ------             ----         -------         -------
    Total revenues             $19,041        $ 7,974        $3,809             $458         $(3,961)        $27,324
                               =======        =======        ======             ====         =======         =======

 Depreciation and
 amortization                  $   454        $   100        $   52             $ 10         $     4         $   620
 Operating income (loss)       $   114        $  (518)       $ (500)            $  4         $  (728)        $(1,628)


March  31, 2000-
 Revenues from external
 Customers:
   Motor fuel sales            $25,397        $ 7,321        $4,916             $  -         $     -         $37,634
   Convenience store sales           -          4,526         1,524                -               -           6,050
   Other                           589            211           117              561               -           1,478
 Intersegment revenues           8,222              -             -                -          (8,222)              -
                               -------        -------        ------             ----         -------         -------
    Total revenues             $34,208        $12,058        $6,557             $561         $(8,222)        $45,162
                               =======        =======        ======             ====         =======         =======

 Depreciation and
 amortization                  $   508        $   134        $   63             $ 26         $     9         $   740
 Operating income (loss)       $  (233)       $  (295)       $ (299)            $ 67         $  (989)        $(1,749)


(1)  Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                               Six Months Ended March 31,
                                               -------------------------
                                                   2001       2000
                                                   ----       ----
Total operating loss for reportable segments      $ (900)   $  (760)
Gain on exchange of marketable securities
 for certain ChemWay assets                        2,396          -
Gain (loss) on sale of assets                        879        (14)
Interest expense, net                               (423)      (897)
Unallocated corporate overhead expenses             (728)      (989)
Other, net                                            (5)        16
                                                  ------    -------
 Total consolidated income (loss) from
  continuing operations before income taxes       $1,219    $(2,644)
                                                  ======    =======

Management's Discussion and Analysis of Financial Condition and Results of Operation

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

RECENT EVENTS

In April 2001, the Company closed on the sale of one company operated store for net proceeds of approximately $622,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $16,000 during the third quarter of 2001. The net book value of the assets sold approximated $606,000, inclusive of $47,000 in fuel and retail inventory.

On May 17, 2001, the Company closed on the sale of substantially all the assets of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
(ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear interest a monthly interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender under the Agreement (Note B), purchase of capital assets and inventory, and provide additional working capital. Funding of the loan, which is anticipated to be on or before

Management's Discussion and Analysis of Financial Condition and Results of Operation

June 10, 2001, is subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 2001 and 2000. This is the second quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                             Three Months        Three Months
                                                Ended               Ended
                                            March 31, 2001       March 31, 2000
                                            --------------       ---------------
                                            (In thousands)        (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                         $ 5,849           $13,418
Gross profit                                        633             1,076
Operating expenses                                  666             1,221
                                                -------           -------
Operating loss                                      (33)             (145)

TEXAS CONVENIENCE STORES
Revenue                                         $ 3,350           $ 6,081
Gross profit                                        571               954
Operating expenses                                  919             1,227
                                                -------           -------
Operating loss                                     (348)             (273)

LOUISIANA OPERATIONS
Revenue                                         $ 1,665           $ 3,397
Gross profit                                        189               429
Operating expenses                                  428               495
                                                -------           -------
Operating loss                                     (239)              (66)

EDCO ENVIRONMENTAL
Revenue                                         $   284           $   254
Gross profit                                        165               111
Operating expenses                                  116               122
                                                -------           -------
Operating income (loss)                              50               (11)

UNALLOCATED GENERAL AND ADMIN EXP.              $  (452)          $  (587)
                                                -------           -------

TOTAL
Revenue                                         $11,149           $23,150
Gross profit                                      1,559             2,570
Operating expenses                                2,580             3,652
                                                 ------            ------
Operating loss                                   (1,021)           (1,082)

The Company sold it's Texaco, Citgo, and Diamond Shamrock accounts during the first quarter of this year. During the current quarter the Company sold it's Phillips 66 accounts and 6 of it's Company operated convenience stores. Revenues, cost and associated operating expenses of these operations are included in the comparable quarter ended March 31, 2000.

Consolidated revenues decreased $12,001,000 or approximately 51.8% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. Motor fuel sales decreased $10,496,000 while other sales and services declined $1,505,000 in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

Consolidated gross profit declined $1,011,000 or approximately 39.3% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 14.0% of sales in the quarter ended March 31, 2001, as compared with approximately 11.1% of sales in the quarter ended March 31, 2000. Gross Margins improved in all segments except it's Louisiana operations. See segment discussions below.

Operating expenses declined $1,072,000 or approximately 29.4% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. The current year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed. The prior year period includes $126,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.

Operating losses declined $61,000 or approximately 5.6% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Net loss declined to $791,000 in the quarter ended March 31, 2001, as compared with a loss of $1,434,000 in the quarter ended March 31, 2000. Net loss in the current period includes a $248,000 gain on the sale of assets as compared to a loss of $15,000 on the sale of assets in the quarter ended March 31, 2000. Net interest expense was $51,000 in the quarter ended March 31, 2001, as compared with $342,000 in the quarter ended March 31, 2000.

Comprehensive loss in the quarter ended March 31, 2001 declined to $791,000, ($.12) per diluted share compared to a Comprehensive loss of $1,277,000, ($.36) per diluted share in the quarter ended March 31, 2000. Comprehensive income does not include any unrealized gain on marketable securities in the quarter ended March 31, 2001 as compared to an unrealized gain on marketable securities of $157,000 in the period ended March 31, 2000.

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

Revenues decreased $7,569,000, or approximately 56.4% to $13,418,000 in the quarter ended March 31, 2001, as compared with revenues of $13,418,000 in the quarter ended March 31, 2000. The decrease in revenues is due to the sale of it's Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the first and second quarter of the current year. Revenues from these accounts are included in the prior quarter comparison. Fuel sales in gallons declined approximately 62.6%, to 3,663,000 gallons, as compared with 9,789,000 gallons in the quarter ended March 31, 2000.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Gross profit decreased $443,000 or approximately 41.2% to $633,000 in the quarter ended March 31, 2001, as compared with $1,076,000 in the quarter ended March 31, 2000. Gross Margin increased to approximately 10.8% of sales in the quarter ended March 31, 2001, as compared with approximately 8.0% of sales in the quarter ended March 31, 2000.

Operating expenses in the quarter ended March 31, 2001 declined $555,000 or approximately 45.5% as compared with the quarter ended March 31, 2000. The decline is primarily due to expense reductions in E.P. A. regulation cost, retail location maintenance, and transportation cost savings on fewer gallons delivered.

The Texas petroleum marketing segment's reduced operating loss of $33,000 in the quarter ended March 31, 2001, as compared to an operating loss of $145,000 in the quarter ended March 31, 2000, is attributable to the increased gross profit and reduced operating expenses during the current year period, partially offset by the reduced sales volume (in gallons).

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 10 stores at the end of March 31, 2001, as compared with 17 stores in the quarter ended March 31, 2000. The company sold 6 stores during the quarter ended March 31, 2001 and leased one store to others. In April 2001 the company sold one store and has a contract to sell the store leased to others. The number of stores operating at the end of March 2001 decreased 41.2% compared to March 31, 2000.

Total revenues in the quarter ended March 31, 2001 decreased $2,731,000 or approximately 44.9% to $3,350,000, as compared with $6,081,000 in the quarter ended March 31, 2000. The decrease is mainly attributable to the operation of 7 less stores during the period. Fuel revenues decreased $1,731,000 or approximately 46.8% to $1,966,000 in the quarter ended March 31, 2001, as compared with $3,697,000 in the quarter ended March 31, 2000. Merchandise sales declined $955,000 or approximately 42.3% to $1,303,000 in the quarter ended March 31, 2001, as compared with $2,258,000 in the quarter ended March 31, 2000.

Gross profit declined $383,000 or approximately 40.1% to $571,000 as compared with $954,000 in the quarter ended March 31, 2000. Gross Margin increased to approximately 17.0% of sales in the quarter ended March 31, 2001, as compared with approximately 15.7% of sales in the quarter ended March 31, 2000.

Operating expenses declined $308,000 to $919,000 in the quarter ended March 31, 2001, as compared with $1,227,000 in the quarter ended March 31, 2000.

The Texas Convenience Store segment incurred an operating loss of $348,000 in the quarter ended March 31, 2001, as compared with a loss of $273,000 in the quarter ended March 31,

Management's Discussion and Analysis of Financial Condition and Results of Operation

2000. The increased loss is attributable to a $75,000 greater decline in gross profits than operating expenses.


LOUISIANA OPERATIONS

The Louisiana Operations segment is comprised of a bulk fuel storage and distribution facility, seven convenience stores with gasoline, and a full-service gasoline station without a convenience store, all located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana Operations.

On May 17, 2001, the Company closed on the sale of substantially all the assets of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

Total revenues declined $1,732,000 or approximately 51.0% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. The decrease occurred in both wholesale and convenience store operations. Wholesale distribution revenues declined $898,000 and convenience store revenues declined $834,000 in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

Gross profit declined $240,000 or approximately 55.9% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. Gross Margin declined to approximately 11.4% of sales in the quarter ended March 31, 2001, as compared with approximately 12.6% of sales in the quarter ended March 31, 2000.

Operating expenses declined $59,000 or approximately 12.7% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000

The Louisiana Operations segment incurred an operating loss of $239,000 in the quarter ended March 31, 2001, as compared with an operating loss of $66,000 in the quarter ended March 31, 2000.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues increased

Management's Discussion and Analysis of Financial Condition and Results of Operation

$30,000 or approximately 11.8% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

Gross profit in the quarter ended March 31, 2001 increased $54,000, as compared with the quarter ended March 31, 2000.

Operating expenses declined $6,000 in the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000.

EDCO Environmental reported an operating profit of $50,000 in the quarter ended March 31, 2001, as compared with an operating loss of $11,000 in the quarter ended March 31, 2000.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

Unallocated General and Administrative expenses decreased $135,000 or approximately 23.0% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. The current year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed. The prior year period includes $126,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

Management's Discussion and Analysis of Financial Condition and Results of Operation

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the six months ended March 31, 2001 and 2000. This is the first half of ESI's fiscal year which begins on October 1 and ends on September 30.


                                           Six Months         Six Months
                                             Ended              Ended
                                         March 31, 2001     March 31, 2000
                                         --------------     --------------
                                         (In thousands)     (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                        $15,081          $25,986
Gross profit                                     1,523            2,040
Operating expenses                               1,412            2,273
                                               -------          -------
Operating loss                                     114             (233)

TEXAS CONVENIENCE STORES
Revenue                                        $ 7,974          $12,058
Gross profit                                     1,405            2,013
Operating expenses                               1,923            2,308
                                               -------          -------
Operating loss                                    (518)            (295)

LOUISIANA OPERATIONS
Revenue                                        $ 3,809          $ 6,557
Gross profit                                       475              767
Operating expenses                                 974            1,066
                                               -------          -------
Operating loss                                    (500)            (299)

EDCO ENVIRONMENTAL
Revenue                                        $   458          $   561
Gross profit                                       251              336
Operating expenses                                 247              269
                                               -------          -------
Operating income (loss)                              4               67

UNALLOCATED GENERAL AND ADMIN EXP              $  (728)         $  (989)
                                               -------          -------

Management's Discussion and Analysis of Financial Condition and Results of Operation

TOTAL
Revenue                                        $27,324          $45,162
Gross profit                                     3,655            5,155
Operating expenses                               5,283            6,904
                                                 -----           ------
Operating loss                                  (1,628)          (1,749)

The Company sold it's Texaco, Citgo, Diamond Shamrock and Phillips 66 accounts during the first six months of this year. The company also sold six of it's Company operated Texas convenience stores in the first six months of this year. Revenues, cost and associated operating expenses of these operations are included in the comparable six months ended March 31, 2000.

Consolidated revenues declined $17,834,000 or approximately 39.5% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Motor fuel sales decreased $15,560,000 while other sales and services declined $2,278,000 in the six months ended March 31, 2001, as compared to the six months ended March 31, 2000.

Consolidated gross profit declined $1,500,000 or approximately 29.1% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Gross Margin increased to approximately 13.4% of sales in the six months ended March 31, 2001, as compared with approximately 11.4% of sales in the six months ended March 31, 2000. Gross Margins improved in the Texas Petroleum Marketing and Texas Convenience Store segments and declined in it's Louisiana operations and Edco Environmental. See segment discussions below.

Operating expenses declined $1,621,000 or approximately 23.5% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.
The current year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed. The prior year period includes $252,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.

Operating losses declined $121,000 or approximately 6.9% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.

Income from continuing operations increased to $1,219,000 in the six months ended March 31, 2001, as compared with a loss of $2,644,000 in the six months ended March 31, 2000. Income from continuing operations includes a gain of $2,396,000 on the exchange of marketable securities for certain Chem Way assets (See note C to financial statements), a gain on the sale of certain assets of $879,000 and net interest expense of $423,000 in the six months ended March 31, 2001. The six months ended March 31, 2000 includes net interest expense of $897,000.

Comprehensive income for the six months ended March 31, 2001 increased to $353,000, $.18 per diluted share compared to a Comprehensive loss of $2,186,000, ($.59) per diluted share in the six months ended March 31, 2000. Comprehensive income includes an unrealized loss on

Management's Discussion and Analysis of Financial Condition and Results of Operation

marketable securities of $866,000 for the period ended March 31, 2001 compared to a unrealized gain on marketable securities of $196,000 in the six months ended March 31, 2000. The six months ended March 31, 2000 comprehensive income includes a gain on the disposal of Chem Way of $266,000.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues declined $10,995,000, or approximately 42.0% to $15,081,000 in the six months ended March 31, 2001, as compared with revenues of $25,986,000 in the six months ended March 31, 2000. The decrease in revenues is due to the sale of it's Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the six months ended March 31, 2001. Revenues from these accounts are included in the six months ended March 31, 2000. Fuel sales in gallons declined approximately 51.6%, to 9,879,000 gallons, as compared with 20,403,000 gallons in the six months ended March 31, 2000.

Gross profit in the six months ended March 31, 2001 declined $517,000 or approximately 25.3%, as compared with the six months ended March 31, 2000. Gross Margin was approximately 10.1% and 7.8% of sales in the six month period ended March 31, 2001 and 2000, respectively.

Operating expenses in the six months ended March 31, 2001 declined $861,000 or approximately 37.9% as compared with the six months ended March 31, 2000.

The Texas petroleum marketing segment's operating income of $114,000 in the six months ended March 31, 2001, as compared to an operating loss of $233,000 in the six months ended March 31, 2000, is mainly attributable to improved gross profit margins in the six months ended March 31, 2001

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 10 stores at the end of March 31, 2001, as compared with 17 stores in the six months ended March 31, 2000.

Total revenues in the six months ended March 31, 2001 declined $4,084,000 or approximately 33.9% to $7,974,000, as compared with $12,058,000 in the six months ended March 31, 2000. Fuel sales declined $2,701,000 or approximately 36.9% to $4,620,000 in the six months ended March 31, 2001, as compared with $7,321,000 in the six months ended March 31, 2000. Merchandise sales declined $1,377,000 or approximately 30.4% to $3,149,000 in the six months ended March 31, 2001, as compared with $4,526,000 in the six months ended March 31, 2000.


Gross profit declined $608,000 or approximately 30.2% to $1,405,000 as compared with

Management's Discussion and Analysis of Financial Condition and Results of Operation

$2,013,000 in the six months ended March 31, 2000. Gross Margin increased to approximately 17.6% of sales in the six months ended March 31, 2001, as compared with approximately 16.7% of sales in the six months ended March 31, 2000.

Operating expenses in the six months ended March 31, 2001 declined $385,000 or approximately 16.7% as compared with the six months ended March 31, 2000.

The Texas Convenience Store segment incurred an operating loss of $518,000 in the six months ended March 31, 2001, as compared with a loss of $295,000 in the six months ended March 31, 2000. The increased loss is due to a $608,000 decline in gross profit created by the revenue decreases which were greater than the $385,000 decrease in operating expenses.

LOUISIANA OPERATIONS

Total revenues declined $2,748,000 or approximately 41.9% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Fuel sales decreased $2,383,000 or approximately 48.5% to $2,533,000 in the six months ended March 31, 2001 as compared with $4,916,000 in the six months ended March 31, 2000. Convenience store merchandise sales declined $275,000 or approximately 18.0% to $1,249,000 in the six months ended March 31, 2001 as compared with $1,524,000 in the six months ended March 31, 2000

Gross profit declined $292,000 or approximately 38.1% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Gross Margin increased to approximately 12.5% of sales in the six months ended March 31, 2001, as compared with approximately 11.7% of sales in the six months ended March 31, 2000.

Operating expenses declined $92,000 or approximately 8.6% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.

The Louisiana Operations segment incurred an operating loss of $500,000 in the six months ended March 31, 2001, as compared with an operating loss of $299,000 in the six months ended March 31, 2000.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $103,000 or approximately 18.4% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.

Gross profit in the six months ended March 31, 2001 decreased $85,000, as compared with the

Management's Discussion and Analysis of Financial Condition and Results of Operation

six months ended March 31, 2000. Gross Margin declined to approximately 54.8% of sales in the six months ended March 31, 2001, as compared with approximately 59.9% of sales in the six months ended March 31, 2000.

Operating expenses declined $22,000 or approximately 8.2% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.

EDCO Environmental reported an operating profit of $4,000 in the six months ended March 31, 2001, as compared with an operating profit of $67,000 in the six months ended March 31, 2000.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

Unallocated General and Administrative expenses decreased $261,000 or approximately 26.4% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. The current year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed. The prior year period includes $252,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.


                        Capital Resources and Liquidity

Net cash used by operating activities were $1,847,000 in the six months ended March 31, 2001, as compared with net cash used by operating activities of $537,000 in the six months ended March 31, 2000.

Cash and cash equivalents were $487,000 and $1,036,000 at March 31, 2001 and March 31, 2000, respectively. The Company had a net working capital deficit of $9,594,000, as compared with a deficit of $13,153,000 at September 30, 2000. The working capital deficit is primarily the result of the classification of certain bank debt and capital leases as a current liability.

IN DECEMBER 2000, THE COMPANY and its primary lender reached an agreement in principal whereby the total debt due to this bank of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the proposed terms of the agreement, sales of Company assets, including the sales of Evan Oil of Louisiana, certain Texas C-stores and sales of the certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The proposed agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Agreement also provides that should the August 15, 2001 deadline not be met, all

Management's Discussion and Analysis of Financial Condition and Results of Operation

outstanding principal, accrued interest and penalties due to this lender will become due. As of March 31, 2001, total debt due to this bank was approximately $6,272,000 plus accrued interest and penalties of $1,181,000. However, as the Company has no assurance that it can fulfill the terms of the Agreement by the specified deadlines and in accordance with SFAS No. 5, Accounting for Contingencies, the Company has not reflected the modified terms in the accompanying condensed consolidated financial statements and has not recorded any potential gain on the Agreement.

The Company assumed the outstanding debt of $506,860 on a warehouse building received by the Stipulated Judgment and Deed in Lieu of Foreclosre (Note C). The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the Agreement. Management believes that the sales of certain assets of the Company (see Note I of the condensed consolidated financial statements) as well as the effects of potential new financing (Note I) could provide sufficient cash to meet the terms of the Agreement as well as provide additional working capital.

However, there can be no assurance that such agreements or new financing will be realized or successful.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 1.    EXHIBITS INDEX                                 PAGE
                                                      ----
10.33  Loan commitment letter from Advisco
        Capital Corp.                                  30

10.34  Asset Purchase Agreement By and Between
        Evans Oil of Louisiana and Pak-Petro Inc.      34

ll.    REPORTS ON FORM 8-K
       NONE


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EVANS SYSTEMS, INC.
                                           (REGISTRANT)


Date: May 21, 2001                  By:  /s/ J.L. Evans, Sr.
                                         -------------------
                                         J.L. Evans, Sr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         And authorized to sign on behalf of the
                                         registrant.


                                    By:  /s/ Charles N. Way
                                         ------------------
                                         Charles N. Way
                                         Controller
                                         And authorized to sign on behalf of the
                                         registrant.