Form 10-Q
period 2001-06-30
EVANS SYSTEMS INC
filed 2001-08-03
CIK 904901

         As Filed with the Securities and Exchange Commission on August 3, 2001

________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2001
                                       -------------

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

             1625 Highway 60, Bay City, Texas 77414 (979) 245-2424
  (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                       JERRIEL L. EVANS, SR., PRESIDENT
   Mailing Address: P.O. Box 2480, Bay City, Texas 77414-2480 (979) 245-2424
   Physical Address: 1625 Highway 60, Bay City, Texas 77414   (979) 245-2424
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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 1, 2001 were 6,659,831.

                              EVANS SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Financial Statements (Unaudited)                                                        Page Number
                  Condensed Consolidated Balance Sheet as of
                  June 30, 2001 and September 30, 2000                                                 3

                  Condensed Consolidated Statement of Income for the
                  Three Months Ended June 30, 2001 and 2000                                            4

                  Condensed Consolidated Statement of Income for the
                  Nine Months Ended June 30, 2001 and 2000                                             5

                  Condensed Consolidated Statement of Cash Flows for the
                  Nine Months Ended June 30, 2001 and 2000                                             6

                  Notes to the Condensed Consolidated Financial Statements                             7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                        15


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                   25

         Item 6.  Exhibits and Reports on Form 8-K
                  A.  Exhibits Index                                                                  25
                  B.  Reports on Form 8-K                                                             25

         Signatures                                                                                   25

PART I.   FINANCIAL INFORMATION

                              EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (in thousands)

                                                                     June 30,         September 30,
                                                                       2001               2000
                                                                       ----               ----
                        Assets
                        ------
Current assets:
     Cash and cash equivalents                                    $       636        $       725
     Trade receivables, net of allowance for doubtful
         accounts of $142,000 and $285,000, respectively                  952              2,536
     Inventory                                                          1,364              2,717
     Prepaid expenses and other current assets                            194                170
                                                                  -----------        -----------
         Total current assets                                           3,146              6,148
Property and equipment, net                                             9,921             13,409
Investment in marketable securities                                         -              1,016
Other assets                                                               90                136
                                                                  -----------        -----------
              Total assets                                        $    13,157        $    20,709
                                                                  ===========        ===========

         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                        $     4,190        $     7,575
     Current portion of long-term debt                                  4,981              9,910
     Current portion of obligations under capital leases                  799                744
     Accrued interest                                                   1,273              1,072
                                                                  -----------        -----------
         Total current liabilities                                     11,243             19,301
Long-term debt, net of current portion                                    647                630
Obligations under capital leases, net of current portion                    -                 86
                                                                  -----------        -----------
         Total liabilities                                             11,890             20,017

Stockholders' equity:
     Common stock, $.01 par value, 15,000,000 shares
         authorized, 6,659,831 and 5,542,331 shares
         issued and outstanding, respectively                              67                 55
     Additional paid-in capital                                        17,061             16,850
     Accumulated deficit                                              (15,427)           (16,131)
     Unrealized gain on marketable securities                               -                352
     Treasury stock, 72,589 shares, at cost                              (434)              (434)
                                                                  ------------       ------------
         Total stockholders' equity                                     1,267                692
                                                                  -----------        -----------
              Total liabilities and stockholders' equity          $    13,157        $    20,709
                                                                  ===========        ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                   (In thousands, except per share amounts)


                                                                         Three Months Ended June 30,
                                                                         ---------------------------
                                                                            2001                 2000
                                                                            ----                 ----
Revenues:
   Motor fuel sales                                               $        8,201         $     18,135
   Other sales and services                                                1,203                2,948
                                                                  ---------------       --------------
       Total revenues                                                      9,404               21,083
Cost of sales
   Motor fuel                                                              7,553               17,317
   Other sales and services                                                  779                1,815
                                                                  ---------------       --------------
       Total cost of sales                                                 8,332               19,132
                                                                  ---------------       --------------
Gross profit                                                               1,072                1,951
Operating expenses:
   Employment expenses                                                       660                1,157
   Other operating expenses                                                  227                  609
   General & administrative expenses                                         310                  515
   Depreciation and amortization                                             238                  331
                                                                  ---------------       --------------
       Total operating expenses                                            1,435                2,612
                                                                  ---------------       --------------
Operating loss                                                              (363)                (661)
Other income (expense)
   Gain (loss) on sale of assets                                              38                  (16)
   Interest expense, net                                                    (110)                (365)
   Other, net                                                                 30                    4
                                                                  ---------------       --------------
       Total other income (expense)                                          (42)                (377)
                                                                  ---------------       --------------
Income (loss) before income taxes                                           (405)              (1,038)
Provision for income taxes                                                     -                    3
                                                                  ---------------       --------------
Income (loss) from continuing operations                                    (405)              (1,041)
Discontinued operations:
   Gain on disposal of ChemWay, net of taxes of $0                             -                    -
   Loss from discontinued operations of Evans Oil
       of Louisiana to May 17, 2001 (Note C)                                (197)                (173)
   Gain on disposal of Evans Oil of Louisiana, net
       of taxes of $0                                                         87                    -
                                                                  ---------------       --------------
       Total discontinued operations                                        (110)                (173)
                                                                  ---------------       --------------
Net income (loss)                                                           (515)              (1,214)
Unrealized gain (loss) on marketable securities                                -                  (79)
                                                                  ---------------       --------------
Comprehensive income (loss)                                       $         (515)        $     (1,293)
                                                                  ===============       ==============
Basic and diluted earnings (loss) per share:
   Continuing operations                                          $         (.06)        $       (.26)
   Discontinued operations                                                  (.02)                (.04)
                                                                  ---------------       --------------
       Earnings (loss) per common share                           $         (.08)        $       (.30)
                                                                  ===============       ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                   (In thousands, except per share amounts)


                                                                          Nine Months Ended June 30,
                                                                          --------------------------
                                                                            2001                 2000
                                                                            ----                 ----
Revenues:
   Motor fuel sales                                               $       27,743        $      50,783
   Other sales and services                                                5,175                8,905
                                                                  ---------------       --------------
       Total revenues                                                     32,918               59,688
Cost of sales
   Motor fuel                                                             25,164               48,105
   Other sales and services                                                3,502                5,245
                                                                  ---------------       --------------
       Total cost of sales                                                28,666               53,350
                                                                  ---------------       --------------
Gross profit                                                               4,252                6,338
Operating expenses:
   Employment expenses                                                     2,713                3,735
   Other operating expenses                                                1,044                2,088
   General & administrative expenses                                       1,181                1,618
   Depreciation and amortization                                             805                1,008
                                                                  ---------------       --------------
       Total operating expenses                                            5,743                8,449
                                                                  ---------------       --------------
Operating loss                                                            (1,491)              (2,111)
Other income (expense)
   Gain on exchange of marketable securities for
       Certain ChemWay assets (Note E)                                     2,396                    -
   Gain (loss) on sale of assets                                             917                  (30)
   Interest expense, net                                                    (533)              (1,262)
   Other, net                                                                 25                   20
                                                                  ---------------       --------------
       Total other income (expense)                                        2,805               (1,272)
                                                                  ---------------       ---------------
Income (loss) before income taxes                                          1,314               (3,383)
Provision for income taxes                                                     -                    7
                                                                  ---------------       --------------
Income (loss) from continuing operations                                   1,314               (3,390)
Discontinued operations:
   Gain on disposal of ChemWay, net of taxes of $0                             -                  266
   Loss from discontinued operations of Evans Oil
       of Louisiana to May 17, 2001 (Note C)                                (697)                (472)
   Gain on disposal of Evans Oil of Louisiana, net
       of taxes of $0                                                         87                    -
                                                                  ---------------       --------------
       Total discontinued operations                                        (610)                (206)
                                                                  ---------------       --------------
Net income (loss)                                                            704               (3,596)
Unrealized gain (loss) on marketable securities                             (866)                 117
                                                                  ---------------       --------------
Comprehensive income (loss)                                       $         (162)       $      (3,479)
                                                                  ===============       ==============
Basic and diluted earnings (loss) per common share:
     Continuing operations                                        $          .22        $        (.84)
     Discontinued operations                                                (.10)                (.05)
                                                                  ---------------       --------------
       Earnings (loss) per common share                           $          .12        $        (.89)
                                                                  ===============       ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                         Nine Months Ended June 30,
                                                                         -------------------------
                                                                           2001              2000
                                                                           ----              ----
Cash flows from operating activities:
   Net income (loss)                                              $          704        $   (3,596)
   Adjustments:
      Depreciation and amortization                                          870             1,103
      Loss (gain) on sale of fixed assets                                   (917)               30
      Gain on exchange of marketable securities for
         certain assets of ChemWay (Note E)                               (2,396)                -
      Gain on disposal of discontinued operations                            (87)             (266)
      Stock option compensation expense                                        -               247
      Changes in working capital:
         Current assets                                                    2,959               245
         Current liabilities                                              (3,184)            1,477
                                                                  ---------------       ----------
   Total adjustments                                                      (2,755)            2,836
                                                                  ---------------       ----------
Net cash provided (used) by operating activities                          (2,051)             (760)

Cash flows from investing activities:
   Capital expenditures                                                     (119)             (467)
   Proceeds from sale of property and equipment                            6,801               219
   Other, net                                                                  -               140
                                                                  --------------        ----------
Net cash provided (used) by investing activities                           6,682              (108)

Cash flows from financing activities:
   Net proceeds from stock issuance                                          223                 -
   Repayment on notes payable, net                                        (4,979)             (780)
   Proceeds of additional bank debt                                           36             1,000
                                                                  --------------        ----------
   Net cash provided (used) by financing activities                       (4,720)              220
                                                                  ---------------       ----------


Net increase (decrease) in cash                                              (89)             (648)
Cash and cash equivalents, beginning of period                               725               992
                                                                  --------------        ----------
Cash and cash equivalents, end of period                          $          636        $      344
                                                                  ==============        ==========
Supplemental disclosure of noncash transactions:
   Exchange of stock for certain assets (Note E)
      Assets acquired in exchange                                 $        3,567        $        -
      Debt assumed in exchange                                              (507)                -
      Cost of stock in exchange                                             (664)                -
                                                                  ---------------       ----------
         Noncash gain on exchange                                 $        2,396        $        -
                                                                  ==============        ==========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company`s Annual Report on Form 10-K for the year ended September 30, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2001. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE B - LONG-TERM DEBT

In December 2000, the Company and its primary lender reached an agreement (the Agreement) whereby the total debt due to this bank at December 31, 2000 of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the terms of the Agreement, sales of Company assets, including the sales of Evans Oil of Louisiana, certain Texas C-stores and sales of certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The Agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Agreement also provides that should the August 15, 2001 deadline not be met, all outstanding principal, accrued interest and penalties due to this lender will become due. As of June 30, 2001, total debt due to this bank was approximately $4,747,000 plus accrued interest and penalties of $1,181,000. However, as the Company has no assurance that it can fulfill the terms of the Agreement by the specified deadlines and in accordance with SFAS No. 5, Accounting for Contingencies, the Company has not reflected the modified terms in the accompanying condensed consolidated financial statements and has not recorded any potential gain on the Agreement.

The Company assumed the outstanding debt of $506,860 on a warehouse building received by the Stipulated Judgment and Deed in Lieu of Foreclosure (Note E). The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
(ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear a interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender under the Agreement (Note B), purchase of capital assets and inventory, and provide additional working capital. Funding of the loan, is subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed. On July 25, 2001 ACC extended the commitment letter's expiration to September 10, 2001 to allow sufficient time to receive the required appraisal reports, settlement agreements and other remaining documents.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the Agreement. Management believes that the sales of certain assets of the Company as well as the effects of potential new financing could provide sufficient cash to meet the terms of the Agreement as well as provide additional working capital.

However, there can be no assurance that such agreements or new financing will be realized or successful.

NOTE C-DISCONTINUED OPERATIONS

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,078,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $723,000 and $268,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                            Three Months Ended June 30,  Nine Months Ended June 30,
                                         ------------------------------  ------------------------------
                                                2001*         2000          2001*          2000

Revenues                                  $         898  $      3,795    $     4,707  $      10,352
                                         ==============  ============    ===========  =============
Income (loss) from operations             $        (197) $       (173)   $      (697) $        (472)
                                         ==============  ============    ===========  =============
Gain on sale of discontinued
 operations                               $          87  $          -    $        87  $           -
                                         ==============  ============    ===========  =============

*  Through May 17, 2001
The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded as of June 30, 2001.

NOTE D-AGREEMENTS TO SALE CERTAIN ASSETS

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

During the third quarter of 2001, the Company closed on the sale of one company operated store and one store previously leased to others for total proceeds, net of closing costs, of approximately $1,063,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $22,000 during the third quarter of 2001. The net book value of the assets sold approximated $1,041,000, inclusive of $76,000 in fuel and retail inventory.

The following summarizes the Company's various sales of assets during the nine months ended June 30, 2001 (in thousands):

     Net proceeds:
         Citgo, Texaco and Diamond Shamrock accounts                $      1,286
         Phillip 66 accounts                                                 556
         Other independent dealer accounts                                   178
         Sale of company operated stores and equipment                     3,637
         Other                                                                66
                                                                    ------------
            Total net proceeds                                                            $     5,723
     Net book value of assets sold:
         Citgo, Texaco and Diamond Shamrock accounts                       $ 699
         Phillip 66 accounts                                                 318
         Other independent dealer accounts                                   170
         Sale of company operated stores and equipment                     3,414
         Other                                                               205
                                                                    ------------
            Total net book value of assets sold                                                 4,806
                                                                                          -----------
     Net gain on sale of assets for the nine months

         ended June 30, 2001                                                              $       917
                                                                                          ===========

NOTE E- INVESTMENT IN MARKETABLE SECURITIES

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

     Fair market value of ChemWay assets received:
      Buildings and improvements                   $1,475,000
      Machinery and equipment                       2,029,000
      Furniture and fixtures                           37,000
      Vehicles                                         26,000
                                                   -------------
        Total fair market value of assets received               $3,567,000
      Less debt assumed on ChemWay assets                          (507,000)
      Less cost basis in securities given up:
       Investment in marketable securities          $150,000
       Reclassification adjustment of unrealized
        loss on marketable securities                514,000
                                                    ---------
          Cost basis of marketable securities                      (664,000)
                                                                 -------------
      Gain recognized on exchange of marketable securities
         for certain assets                                      $2,396,000
                                                                 =============

The otherwise tax liability from this transaction is offset by net operating and capital loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

Management is presently evaluating strategic alternatives relating to the assets received by the Stipulated Judgment and Deed in Lieu of Foreclosure.

NOTE F - SEASONAL NATURE OF BUSINESS

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE G - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2001 were computed using 6,659,831 and 5,951,672 weighted average common shares outstanding, respectively. Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2000 were computed using 4,032,340 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted income
(loss) per common share for the three and nine months ended June 30, 2001 and 2000 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE H - COMMON STOCK

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

On March 22, 2001, the Board of Directors of the Company approved a new Employment Agreement for the CEO and Chairman of the Board. As stipulated in the Employment Agreement, the Board of Directors granted a 5 year stock option to the CEO for 500,000 shares of common stock, with 200,000 shares vesting immediately at the market value of the stock ($.156 per share at March 22, 2001) and the remaining 300,000 shares vested in equal monthly amounts of the Company's common stock over the three year term of the Employment Agreement. The option granted is a nonqualifying option and is not covered by the current stock option plan.

NOTE I - CONTINGENT LIABILITIES

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of June 30, 2001, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

NOTE J - MANAGEMENT PLANS

During the fourth quarter of 2000, the Company implemented a strategy to reduce outstanding debt by the selling of certain identified assets aligned along brand representation in an effort to concentrate on fewer brands, which management believes have the most profit potential. As a phase of this strategy, management implemented a 22% staff reduction in early October 2000. During the first quarter of 2001, the Company closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts (Note D). During the second and third quarters of 2001, the Company closed on the sale of its Phillips 66 dealer and consignment accounts as well as several company operated store (Note D). Proceeds from those sales were used to reduce outstanding debts and provide working capital. Management plans to continue its Chevron, Texaco and Exxon branded company operated stores and dealer locations.

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

NOTE K - SEGMENT REPORTING

The Company has four reportable segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which include the following: Texas Petroleum Marketing, Texas Convenience Stores, Louisiana Petroleum Marketing and Convenience Store Operations (Louisiana Operations), and Environmental Remediation Services. The Texas Petroleum Marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas Convenience Stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The Louisiana Operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. As described in Note C, the Company discontinued its Louisiana Operations and has reflected such operations as discontinued operations. Prior periods have been restated. The Environmental Remediation Services segment serves the petroleum industry in the southeast Texas market area.

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                     Texas        Texas      Environmental     Other
                                   Petroleum   Convenience    Remediation   Reconciling  Consolidated
       Three Months Ended          Marketing      Stores       Services      Items (1)       Total
June 30, 2001-
  Revenues from external
   Customers:
      Motor fuel sales                $ 6,656        $1,545      $       -    $      -         $ 8,201
      Convenience store sales               -           843              -           -             843
      Other                                52            92            216           -             360
  Intersegment revenues                 1,391             -              -      (1,391)              -
                                      -------        ------      ---------    --------         -------
        Total revenues                $ 8,099        $2,480      $     216    $ (1,391)        $ 9,404
                                      =======        ======      =========    ========         =======
  Depreciation and
   amortization                       $   197        $   34      $     5      $      2         $   238
  Operating income (loss)             $   (52)       $ (106)     $       9    $   (214)        $  (363)



June 30, 2000-
  Revenues from external
   Customers:
      Motor fuel sales                $14,079        $4,056      $       -    $      -         $18,135
      Convenience store sales               -         2,457              -           -           2,457
      Other                               244            54            193           -             491
  Intersegment revenues                 4,596             -              -      (4,596)              -
                                      -------        ------      ---------    --------         -------
        Total revenues                $18,819        $6,567          $ 193    $ (4,596)        $21,083
                                      =======        ======      =========    ========         =======
  Depreciation and
   amortization                       $   246        $   67      $      13    $      5         $   331
  Operating income (loss)             $  (212)       $ (184)     $      29    $   (294)        $  (661)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                          Quarter Ended June 30,
                                                                  -----------------------------------
                                                                            2001                 2000
                                                                            -----                -----
Total operating loss for reportable segments                               $(149)               $(367)
Gain on exchange of marketable securities
  for certain ChemWay assets                                                   -                    -
Gain (loss) on sale of assets                                                 38                  (16)
Interest expense, net                                                       (110)                (365)
Unallocated corporate overhead expenses                                     (214)                (294)
Other, net                                                                    30                    4
                                                                  --------------        -------------
  Total consolidated income (loss) from
   continuing operations before income taxes                      $         (405)       $      (1,038)
                                                                  ===============       ==============

                                     Texas        Texas      Environmental     Other
                                   Petroleum   Convenience    Remediation   Reconciling  Consolidated
       Nine Months Ended           Marketing      Stores       Services      Items (1)       Total
June 30, 2001-
  Revenues from external
   Customers:
      Motor fuel sales             $  21,577    $   6,166      $     -      $       -    $   27,743
      Convenience store sales              -        3,992            -              -         3,992
      Other                              212          297          674              -         1,183
  Intersegment revenues                5,352            -            -         (5,352)            -
                                   ---------    ---------      -------         -------   ----------
        Total revenues             $  27,141    $  10,455      $   674      $  (5,352)   $   32,918
                                   =========    =========      =======       =========   ==========

  Depreciation and
   amortization                    $     650    $     134      $    15      $       6    $      805
  Operating income (loss)          $      62    $    (624)     $    13      $    (942)   $   (1,491)


June 30, 2000-
  Revenues from external
   Customers:
      Motor fuel sales             $  39,406    $  11,377      $     -      $       -    $   50,783
      Convenience store sales              -        6,983            -              -         6,983
      Other                              903          265          754              -         1,922
  Intersegment revenues               12,818            -            -        (12,818)
                                   ---------    ---------      -------        --------   ----------
        Total revenues             $  53,127    $  18,625      $   754      $ (12,818)   $   59,688
                                   =========    =========      =======      ==========   ==========

  Depreciation and
   amortization                    $     754    $     201      $    39      $      14    $    1,008
  Operating income (loss)          $    (445)   $    (479)     $    96      $  (1,283)   $   (2,111)

(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                    2001                   2000
                                                    ----                   ----
Total operating loss for reportable segments     $  (549)              $   (828)
Gain on exchange of marketable securities
  for certain ChemWay assets                       2,396                      -
Gain (loss) on sale of assets                        917                    (30)
Interest expense, net                               (533)                (1,262)
Unallocated corporate overhead expenses             (942)                (1,283)
Other, net                                            25                     20
                                                 -------               --------
  Total consolidated income (loss) from
   continuing operations before income taxes     $ 1,314               $ (3,383)
                                                 =======               ========

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

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

RECENT EVENTS
-------------

During the third quarter of 2001, the Company closed on the sale of one company operated store and one store previously leased to others for total proceeds, net of closing costs, of approximately $1,063,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $22,000 during the third quarter of 2001.

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,078,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $723,000 and $268,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated.

On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
(ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear a interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender, the purchase of capital assets and inventory, and provide additional working capital. Funding of the loan is subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed. On July 25, 2001 ACC extended the commitment letter's expiration to September 10, 2001 to allow sufficient time to receive the required appraisal reports, settlement agreements and other remaining documents.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 2001 and 2000. This is the third quarter of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                                   Three Months         Three Months
                                                                       Ended                Ended
                                                                   June 30, 2001        June 30, 2000
                                                                   -------------        -------------
                                                                  (In thousands)        (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                                           $        6,708        $      14,323
Gross profit                                                                 469                  763
Operating expenses                                                           521                  975
                                                                  --------------        -------------
Operating loss                                                               (52)                (212)

TEXAS CONVENIENCE STORES
Revenue                                                           $        2,480        $       6,567
Gross profit                                                                 469                1,026
Operating expenses                                                           575                1,211
                                                                  --------------        -------------
Operating loss                                                              (106)                (184)

EDCO ENVIRONMENTAL
Revenue                                                           $          216        $         193
Gross profit                                                                 134                  161
Operating expenses                                                           125                  132
                                                                  --------------        -------------
Operating income (loss)                                                        9                   29

UNALLOCATED GENERAL AND ADMIN EXP                                 $         (214)       $        (294)
                                                                  ---------------       -------------
TOTAL CONTINUING OPERATIONS
Revenue                                                           $        9,404        $      21,083
Gross profit                                                               1,072                1,951
Operating expenses                                                         1,435                2,612
                                                                  --------------        -------------
Operating loss                                                              (363)                (661)

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                                           $          898        $       3,795
Gross profit                                                                  92                  378
Operating expenses                                                           289                  550
                                                                  --------------        -------------
Operating loss                                                              (197)                (173)

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Consolidated revenues decreased $11,679,000 or approximately 55.3% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment, eight company operated convenience stores in it's Texas Convenience Store Segment, and the sale of it's Louisiana Operations Segment (now classified as Discontiued Operations) all of which were included in the quarter ended June 30, 2000. Fuel sales decreased $9,934,000 or approximately 54.7% while other sales and services declined $1,745,000 or approximately 59.1% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

Consolidated gross profit declined $879,000 or approximately 45.0% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 11.3% of sales in the quarter ended June 30, 2001, as compared with approximately 9.2% of sales in the quarter ended June 30, 2000.

Operating expenses declined $1,177,000 or approximately 45.0% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. The reductions were in employment expenses $497,000, G & A $205,000, depreciation $93,000, and $382,000 in other operating expenses, which includes marketing $38,000, retail $177,000, and transportation $167,000. See segment discussion below.

Operating losses decreased $298,000 in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. Operating losses were $363,000 in the quarter ended June 30, 2001, as compared with $661,000 in the quarter ended June 30, 2000. The decreased loss was attributable to expense reductions.

Net loss decreased to $515,000 in the quarter ended June 30, 2001, as compared with $1,214,000 in the quarter ended June 30, 2000. Net loss includes a loss from Louisiana discontinued operations of $197,000 and a gain on the disposal of Lousiana operations of $87,000 in the quarter ended June 30, 2001 compared to a loss from Lousiana discontinued operations of $173,000 in the quarter ended June 30, 2000.

Comprehensive loss decreased to $515,000 in the quarter ended June 30, 2001, as compared with $1,293,000 in the quarter ended June 30, 2000. The quarter ended June 30, 2000 included a loss on marketable securities of $79,000.

Texas Petroleum Marketing Segment
---------------------------------

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

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

Revenues decreased $7,615,000, or approximately 53.1% to $6,708,000 in the quarter ended June 30, 2001, as compared with revenues of $14,323,000 in the quarter ended June 30, 2000. The decrease in revenues is due to the sale of it's Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the first and second quarter of the current year. Revenues from these accounts are included in the prior quarter comparison. Average selling price of fuel per gallon increased to $1.65 per gallon in the quarter ended June 30, 2001, as compared with an average selling price of $1.41 per gallon in the quarter ended June 30, 2000. Fuel sales in gallons declined approximately 60.1% to 3,982,000 gallons, as compared with 9,998,000 gallons in the quarter ended June 30, 2000.

Gross profit decreased $294,000 or approximately 38.5% to $469,000 in the quarter ended June 30, 2001, as compared with $763,000 in the quarter ended June 30, 2000. Gross Margin increased to approximately 6.9% of sales in the quarter ended June 30, 2001, as compared with approximately 5.3% of sales in the quarter ended June 30, 2000. Fuel gross profit per gallon increased to approximately $0.111 as compared with $0.070 in the quarters ended June 30, 2001 and 2000, respectively.

Operating expenses in the quarter ended June 30, 2001 declined $454,000 or approximately 46.5% as compared with the quarter ended June 30, 2000. The reductions were in employment expenses $24,000, G & A $156,000, depreciation $49,000, and $225,000 in other operating expenses, which includes marketing $15,000, retail $43,000, and transportation $167,000.

The Texas petroleum marketing segment's operating loss decreased to $52,000 in the quarter ended June 30, 2001, as compared to an operating loss of $212,000 in the quarter ended June 30, 2000. The decreased loss is mainly attributable to a reduction in operating expenses.

Texas Convenience Store Segment

The Company operated 9 stores in the quarter ended June 30, 2001 and 17 in the quarter ended June 30, 2000. The company sold 2 stores during the quarter ended June 30, 2001 one which was an operating store and one which had been leased to others. The number of stores operating at the end of June 30, 2001 decreased 47.0% compared to June 30, 2000.

Total revenues in the quarter ended June 30, 2001 decreased $4,087,000 or approximately 62.2% to $2,480,000, as compared with $6,567,000 in the quarter ended June 30, 2000. The decrease is mainly attributable to the operation of 8 less stores during the period. Fuel revenues decreased $2,511,000 or approximately 61.9% to $1,545,000 in the quarter ended June 30, 2001, as compared with $4,056,000 in the quarter ended June 30, 2000. Fuel sales in gallons declined approximately 63.7% in the current year period. Merchandise sales decreased by $1,614,000 or 65.6% to $843,000 in the quarter ended June 30, 2001 from $2,457,000 in the quarter ended June 30, 2000. Other income, consisting primarily of rental income and commission income, increased approximately $38,000 in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

Gross profit declined $557,000 or approximately 54.2% to $469,000 as compared with $1,026,000 in the quarter ended June 30, 2000. Gross Margin increased to approximately 18.9% of sales in the quarter ended June 30, 2001, as compared with approximately 15.6% of sales in the quarter ended June 30, 2000. The increase is primarily due to the higher gross profit per gallon on fuel during the quarter ended June 30, 2001. Gross Margin on fuel increased to approximately 12.1% of fuel sales in the quarter ended June 30, 2001 as compared with approximately 7.4% in the quarter ended June 30, 2000. Fuel gross profit per gallon increased to $0.18 per gallon in the quarter ended June 30, 2001 from $0.10 per gallon in the quarter ended June 20, 2000.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

Operating expenses decreased $636,000, or approximately 52.5% in the quarter ended June 30, 2001, to $575,000, as compared with $1,211,000 in the quarter ended June 30, 2000. The decrease is due mainly to a $367,000 reduction in employment expenses, $78,000 in G & A, $33,000 in depreciation and amortization, $158,000 reduction in other operating expenses, consisting of $24,000 in marketing and $134,000 in retail.

The Texas Convenience Store segment incurred an operating loss of $106,000 in the quarter ended June 30, 2001, as compared with an operating loss of $184,000 in the quarter ended June 30, 2000. The decreased loss is due to a greater decline in operating expenses than in gross profits.


EDCO Environmental

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues increased $23,000 or approximately 11.9% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

Gross profit in the quarter ended June 30, 2001 decreased $27,000, as compared with the quarter ended June 30, 2000. The decrease in gross profit is due to the lower margins during the current year period.

Operating expenses declined $7,000 in the quarter ended June 30, 2001 as compared with the quarter ended June 30, 2000.

EDCO Environmental reported an operating profit of $9,000 in the quarter ended June 30, 2001, as compared with an operating profit of $29,000 in the quarter ended June 30, 2000. The $20,000 decrease is mainly attributable to the lower gross profit realized during the current quarter.

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $80,000 or approximately 27.2% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. The decrease is mainly attributable to the reduction in employment expenses. The prior period included $126,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.

Discontinued - Louisiana Operations

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued it's Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations
----------

NINE MONTHS ENDED JUNE 30, 2001 AND 2000
----------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the nine months ended June 30, 2001 and 2000. This is the first nine months of ESI's fiscal year which begins on October 1 and ends on September 30.

                                                                    Nine Months         Nine Months
                                                                       Ended                Ended
                                                                   June 30, 2001        June 30, 2000
                                                                   -------------        -------------
                                                                  (In thousands)        (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                                           $       21,789        $      40,309
Gross profit                                                               1,995                2,803
Operating expenses                                                         1,933                3,248
                                                                  --------------        -------------
Operating income (loss)                                                       62                 (445)

TEXAS CONVENIENCE STORES
Revenue                                                           $       10,455        $      18,625
Gross profit                                                               1,873                3,038
Operating expenses                                                         2,497                3,517
                                                                  --------------        -------------
Operating loss                                                              (624)                (479)

EDCO ENVIRONMENTAL
Revenue                                                           $          674        $         754
Gross profit                                                                 384                  497
Operating expenses                                                           371                  401
                                                                  --------------        -------------
Operating income (loss)                                                       13                   96

UNALLOCATED GENERAL AND ADMIN EXP                                 $         (942)       $      (1,283)
                                                                  ---------------       --------------

TOTAL CONTINUING OPERATIONS
Revenue                                                           $       32,918        $      59,688
Gross profit                                                               4,252                6,338
Operating expenses                                                         5,743                8,449
                                                                  --------------        -------------
Operating loss                                                            (1,491)              (2,111)

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                                           $        4,707        $      10,352
Gross profit                                                                 567                1,145
Operating expenses                                                         1,264                1,617
                                                                  --------------        -------------
Operating loss                                                              (697)                (472)

Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations
----------

Consolidated revenues decreased $26,770,000 or approximately 44.8% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment, eight company operated convenience stores in it's Texas Convenience Store Segment, and the sale of it's Louisiana Operations Segment (now classified as Discontiued Operations). Fuel sales decreased $23,040,000 or approximately 45.3% while other sales and services declined $3,730,000 or approximately 41.8% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. See segment discussions, below.

Consolidated gross profit declined $2,086,000 or approximately 32.9% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. Gross Margin increased to approximately 12.9% of sales in the nine months ended June 30, 2001, as compared with approximately 10.6% of sales in the nine months ended June 30, 2000.

Operating expenses declined $2,706,000 or approximately 32.0% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. The reductions were in employment expenses $1,023,000, G & A $437,000, depreciation $202,000, and $104,000 in other operating expenses, which includes marketing $78,000, retail $573,000, and transportation $393,000.

Operating losses decreased $620,000 or approximately 29.3% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. Operating losses were $1,491,000 in the nine months ended June 30, 2001, as compared with $2,111,000 in the nine months ended June 30, 2000. The decreased loss was attributable to expense reductions.

Income from continuing operations was $1,314,000 in the nine months ended June 30, 2001, as compared with a loss of $3,390,000 in the nine months ended June 30, 2000. Income from continuing operations includes a $2,396,000 gain on the exchange of marketable securities for certain Chem Way assets a gain of $917,000 on the sale of assets and interest expense of $533,000 in the nine months ended June 30, 2001 compared to a $30,000 loss on the sale of assets and interest expense of $1,262,000 in the nine months ended June 30, 2000.

Net income of $704,000 in the nine months ended June 30, 2001 includes a loss from Louisiana discontinued operations of $697,000 and a gain on the disposal of Lousiana operations of $87,000. Net loss of $3,479,000 in the nine months ended June 30, 2000 includes a loss from Lousiana discontinued operations of $472,000 and a $266,000 gain on the disposal of Chem Way.

The Company had a Comprehensive loss of $162,000 for the nine months ended June 30, 2001 as compared to a Comprehensive loss of $3,479,000 for the nine months ended June 30, 2000. The nine months ended June 30, 2001 reflects an unrealized loss on marketable securities of $866,000 compared to an unrealized gain on marketable securities of $117,000 in the nine months ended June 30, 2000.

Texas Petroleum Marketing Segment
---------------------------------

Revenues declined $18,520,000, or approximately 45.9% to $21,789,000 in the nine months ended June 30, 2001, as compared with revenues of $40,309,000 in the nine months ended June 30, 2000. The decrease in revenues is due to the sale of it's Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the nine months ended June 30, 2001. Revenues from these accounts are included in the nine months ended June 30, 2000. Fuel sales in gallons declined approximately 54.4%, to 13,861,000 gallons, as compared with 30,401,000 gallons in the nine months ended June 30, 2000. Average selling price of fuel per gallon increased to $1.53 per gallon in the nine months ended June 30, 2001, as compared with an average selling price of $1.30 per gallon in the nine months ended June 30, 2000.

Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations
----------

Gross profit in the nine months ended June 30, 2001 declined $808,000 or approximately 28.8%, as compared with the nine months ended June 30, 2000. Gross Margin was approximately 9.1% and 7.0% of sales in the nine month periods ended June 30, 2001 and 2000, respectively. Average gross profit per gallon sold increased, to $0.13 per gallon in the nine months ended June 30, 2001, as compared with $0.08 per gallon in the nine months ended June 30, 2000.

Operating expenses in the nine months ended June 30, 2001 declined $1,315,000 or approximately 40.4% as compared with the nine months ended June 30, 2000. The decline is primarily due to expense reductions in employment $145,000, G & A $338,000, depreciation $103,000, and other operating expenses of $729,000 which include marketing $20,000, retail $320,000 and transportation $389,000.

The Texas petroleum marketing segment reported an operating profit of $62,000 in the nine months ended June 30, 2001, as compared to an operating loss of $445,000 in the nine months ended June 30, 2000. The $507,000 turnaround is attributable to reduced operating expenses in excess of the gross profit decline.

Texas Convenience Store Segment

The Company operated 9 stores at the end of June 30, 2001, as compared with 17 stores in the nine months ended June 30, 2000.

Total revenues in the nine months ended June 30, 2001 declined $8,170,000 or approximately 43.8% to $10,455,000, as compared with $18,625,000 in the nine months ended June 30, 2000. The decrease is mainly attributable to the operation of 8 less stores during the period. Fuel sales decreased $5,212,000 or approximately 45.8% to $6,165,000 in the nine months ended June 30, 2001, as compared with $11,377,000 in the nine months ended June 30, 2000. Fuel sales in gallons declined approximately 50.4% in the current year period. Merchandise sales declined $2,990,000 or approximately 42.8% to $3,992,000 in the nine months ended June 30, 2001, as compared with $6,982,000 in the nine months ended June 30, 2000. Other income increased $32,000.

Gross profit declined $1,165,000 or approximately 38.3% to $1,873,000 as compared with $3,038,000 in the nine months ended June 30, 2000. Gross Margin increased to approximately 17.9% of sales in the nine months ended June 30, 2001, as compared with approximately 16.3% of sales in the nine months ended June 30, 2000. Gross Margin on fuel increased to approximately 9.6% of fuel sales in the nine months ended June 30, 2001 as compared with approximately 6.6% in the nine months ended June 30, 2000. Fuel gross profit per gallon increased to approximately $0.14 per gallon in the nine month period ended June 30, 2001 as compared with approximately $0.09 per gallon in the nine months ended June 30, 2000.

Operating expenses in the nine months ended June 30, 2001 declined $1,020,000 or approximately 29.0% as compared with the nine months ended June 30, 2000. The decrease is due mainly to a $598,000 reduction in employment expenses, $42,000 G & A, $67,000 depreciation and amortization, and a $313,000 reduction in other operating expenses, consisting of $56,000 marketing, $253,000 retail, and $4,000 in transportation.

The Texas Convenience Store segment incurred an operating loss of $624,000 in the nine months ended June 30, 2001, as compared with a loss of $479,000 in the nine months ended June 30, 2000. The increased loss is attributable to a loss in gross profit greater than the reduction in operating expenses.

Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations
----------

EDCO Environmental

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues declined $80,000 or approximately 10.6% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000.

Gross profit in the nine months ended June 30, 2001 decreased $113,000, as compared with the nine months ended June 30, 2000. The decrease in gross profit is due to lower revenues and margins during the current year period.

Operating expenses declined $30,000 in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000.


EDCO Environmental reported an operating profit of $13,000 in the nine months ended June 30, 2001, as compared with an operating profit of $96,000 in the nine months ended June 30, 2000.

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $341,000 or approximately 26.5% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. The current year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed. The prior year period includes $252,000 in noncash compensation expense, incurred as a result of the vesting of certain employee stock options.

Discontinued - Louisiana Operations

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued it's Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

                        Capital Resources and Liquidity
                        -------------------------------


Cash used by operating activities was $2,051,000 for the nine months ended June 30, 2001, as compared with cash used by operating activities of $760,000 in the nine months ended June 30, 2000. Net cash decreased $89,000 in the nine months ended June 30, 2001 as compared to a $648,000 decrease in the nine months ended June 30, 2000.

Cash and cash equivalents were $636,000 and $344,000 at June 30, 2001 and June 30, 2000, respectively. The Company had a net working capital deficit of $8,097,000, as compared with a deficit of $13,153,000 at September 30, 2000.

In December 2000, the Company and its primary lender reached an agreement in principal whereby the total debt due to this bank of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the proposed terms of the agreement, sales of Company assets, including the sales of Evan Oil of Louisiana, certain Texas C-stores and sales of the certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The proposed

Management's Discussion and Analysis of Financial Condition and Results of
------------------------------------------------------------------------------
Operations
----------

agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Agreement also provides that should the August 15, 2001 deadline not be met, all outstanding principal, accrued interest and penalties due to this lender will become due. As of June 30, 2001, total debt due to this bank was approximately $4,747,000 plus accrued interest and penalties of $1,181,000. The Company has paid approximately $4,223,000 to the bank under the agreement since December 2000. However, as the Company has no assurance that it can fulfill the terms of the Agreement by the specified deadlines and in accordance with SFAS No. 5, Accounting for Contingencies, the Company has not reflected the modified terms in the accompanying condensed consolidated financial statements and has not recorded any potential gain on the Agreement.

The Company assumed the outstanding debt of $506,860 on a warehouse building received by the Stipulated Judgment and Deed in Lieu of Foreclosure. The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
(ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear a interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender, the purchase of capital assets and inventory, and provide additional working capital. Funding of the loan is subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed. On July 25, 2001 ACC extended the commitment letter's expiration to September 10, 2001 to allow sufficient time to receive the required appraisal reports, settlement agreements and other remaining documents.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
As of June 30, 2001, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.



ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX                                                  PAGE
         None.

B. REPORTS ON FORM 8-K

         None.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EVANS SYSTEMS, INC.
                                               (REGISTRANT)


Date: 8/02/2001            By:  /s/ J.L. Evans, Sr.
                               ----------------------------------------
                                    J.L. Evans, Sr.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    And authorized to sign on behalf of the
                                    registrant


                           By:  /s/ Charles N. Way
                               ----------------------------------------
                                    Charles N. Way
                                    Controller
                                    And authorized to sign on behalf of
                                    the registrant.