Form 10-K405/A
period 2000-09-30
EVANS SYSTEMS INC
filed 2001-12-27
CIK 904901

    AS FILED WITH THE SECURITIES EXCHANGE COMMISSION ON  DECEMBER 27, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                  FORM 10-K/A
(Mark One)                      (Amendment No. 1)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 30, 2000
                                      OR
[_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                   --------

       Securities registered pursuant to Section 12(g) of the Act: None

          Title of each class          Name of each exchange on which registered
Common Stock, par value $.01 per share              NASDAQ-OTCBB Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this Amendment) is being filed in order to amend the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2001 to amend Items 1,6, 7, 8 and 14.


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

ITEM 1.  BUSINESS

Evans Systems, Inc. ("ESI"), through its wholly-owned subsidiaries, collectively referred to herein as the "Company," is a vertically integrated company which has historically been engaged in the following business segments:

    .   Texas petroleum marketing operations;
    .   Texas convenience store operations;
    .   Environmental remediation services;
    .   Louisiana operations; and
    .   Packaging and marketing of automotive after-market chemical products.

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

Operating results for each of the Company's segments follow (in thousands):

                                      Year Ended        Year Ended       Year Ended
                                    Sept. 30, 2000    Sept. 30, 1999   Sept. 30, 1998
TEXAS PETROLEUM MARKETING
Revenue from External
 Customers                             $54,810           $50,164          $ 64,458
Operating Loss                            (601)           (1,335)             (987)

TEXAS CONVENIENCE STORES
Revenue                                $25,262           $22,873          $ 25,626
Operating Loss                            (742)              (34)             (543)

LOUISIANA OPERATIONS
Revenue                                $13,796           $12,694          $ 12,878
Operating Loss                            (676)             (334)              (88)

EDCO ENVIRONMENTAL
Revenue                                $ 1,461           $ 1,542          $  1,152
Operating Income (Loss)                    262               177               (81)

UNALLOCATED GENERAL AND
 ADMINISTRATIVE EXPENSES                (1,682)           (1,854)           (2,295)

TOTAL CONTINUING OPERATIONS
Revenue                                $95,329           $87,273          $104,114
Operating Loss                          (3,439)           (3,380)           (3,994)

CHEMWAY/1/
Revenue                                                  $    75           $ 2,268
Operating Income (Loss)                                     (317)           (1,697)

TOTAL
Revenue                                $95,329           $87,348           106,382
Operating income (Loss)                 (3,439)           (3,697)           (5,688)

-----------
/1/ ChemWay was sold on December 30, 1998.


TEXAS PETROLEUM MARKETING

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

                                      Fiscal Year Ended September 30
                                      ------------------------------
                                         2000                 1999          1998
                                      ---------             --------

Refined petroleum product sales        $54,414              $49,143        $63,077
Non-petroleum product sales                396                1,021          1,381
                                       -------              -------        -------
Total sales                            $54,810              $50,164        $64,458

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

   . Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company's agreements with such independent store operators ("Special Purpose Leases"), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

   . Independently owned gasoline stations and convenience stores ("Open Dealers") to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The terminal facility has remained closed since then and has adversely affected the Texas Petroleum Marketing segment's performance during 1998, 1999, and 2000.

Under regulations issued by the U.S. Environmental Protection Agency ("EPA"), all underground storage tanks in the State of Texas were required to meet certain standards of protection as of December 22, 1998. During 1998, the Company evaluated the revenues generated by its Special Purpose Lease accounts, and determined that it could not justify further investment at approximately 46 of such locations. Accordingly, management decided to either sell or close those identified lower-volume Special Purpose Lease facilities. As of September 30, 1998, the Company sold its investment at 23 of the lower-volume Special Purpose Lease accounts, and has subsequently sold the equipment at seven additional sites. Additionally, the Company has discontinued the delivery of motor fuels, and has removed the underground storage tanks at 16 Special Purpose Lease sites. The Special Purpose Lease locations, were the Company sold its investment in equipment, are now served by the Company as Open Dealers. See "Environmental Issues," below.

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

TEXAS CONVENIENCE STORES

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                    Fiscal Year Ended September 30
                                -------------------------------------
                                  2000           1999          1998
                                --------       --------      --------
Refined petroleum product
sales                           $15,361        $12,705        $14,069
Merchandise sales                 9,543          9,599         10,783
Other income                        358            569            774
                                -------        -------        -------
Total Sales                     $25,262        $22,873        $25,626

Number of operating stores
at year-end                          17             17             19


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

LOUISIANA OPERATIONS

The following table sets forth the revenues of the Louisiana Operations segment (in thousands):


                                         Fiscal Year Ended September 30
                                     -------------------------------------
                                       2000          1999            1998
                                     -------      --------         -------
Refined petroleum product sales      $10,042       $ 9,671         $10,014
Merchandise sales                      3,694         2,882           2,706
Other income                              60           141             158
                                     -------       -------         -------
Total Sales                          $13,796       $12,694         $12,878

Number of operating stores
at year-end                                8             7               7

At September 30, 2000 Louisiana operations are comprised of a fuel bulk storage facility and distribution center, one full-service station without a convenience store, and eight convenience stores, located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana operations; however there can be no assurance that a sale on terms satisfactory to the Company will be completed.

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

A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking USTs. In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a fee assessed on motor fuels sold in the state. Financing programs secured by assignments of rights to reimbursement by the Texas Natural Resource Conservation Commission ("TNRCC") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. For locations where contamination already exists, the UST owner/operator must comply with TNRCC clean-up regulations or risk fines of up to $10,000 per day and disqualification from the benefits and funding of the GPA.

EDCO Environmental reported revenues of $1,461,000, $1,542,000 and $1,152,000 in 2000, 1999 and 1998, respectively.

The TNRCC is continuing to provide reimbursements for clean up of those contaminated locations which were registered with the TNRCC on or before December 28, 1998. Cleanup of locations that became known after December 28, 1998 is generally funded by private insurance or by the location owner.

CHEMWAY (DISCONTINUED MARCH 31, 1998; SOLD DECEMBER 30, 1998)

ChemWay packages aerosol and liquid chemical products for the aftermarket automotive industry. In February 1998, the Company suspended production and, in March 1998, announced plans to sell its investment in ChemWay. On December 30, 1998, the Company completed the sale of ChemWay to an unrelated third party, Affiliated Resources Corporation (Affiliated).

The Company received 1,500,000 shares of common stock of Affiliated, representing approximately nine percent of the outstanding common stock of Affiliated, in exchange for all of the common stock of ChemWay. See Note 3 to the Consolidated Financial Statements, included herein. The number of shares of Affiliated common stock became subject to a "make whole" provision whereby the Company became entitled to receive an additional 1,000,000 shares of Affiliated common stock at December 30, 1999. The Affiliated common stock is unregistered, however the Company has demand registration rights with respect to such stock. Further, under the Purchase Agreement, the Company maintained the right to Put the 1,500,000 shares at $4 per share if Affiliated did not perform certain obligations under the Purchase Agreement.

EMPLOYEE RELATIONS

The Company employs 197 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes. On July 1, 1997, the Company implemented an employee directed 401-K plan.

Management considers its employee relations to be satisfactory.

COMPETITION

All of the Company's business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's Texas Petroleum Marketing Segment, Texas Convenience Store Segment and Louisiana Operations Segment also compete with integrated oil companies, which, in some cases, own or control a majority of their Petroleum Marketing facilities or convenience store locations. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

A purported class action lawsuit has been filed in the Southern District of Texas against the Company and several of its current and former officers and directors on behalf of purchasers of the Company's common stock. The lawsuit asserts that the defendants violated federal securities laws by issuing allegedly false and misleading statements in 1997, 1998 and 1999 about the Company's financial condition and results of operations. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. On May 31,2000, the lawsuit was dismissed with prejudice in the United States District Court for the Southern District of Texas.

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

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $720 thousand on September 30, 2000.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:


Dates                                           High         Low
-----                                          ------      ------
October 1, 1998 through December 31, 1998      15 5/8       6 7/16
January 1, 1999 through March 31, 1999         18 3/4      15 1/4
April 1, 1999 through June 30, 1999            32           3 5/8
July 1, 1999 through September 30, 1999         2 1/8       1 3/8
October 1,1999 through December 31,1999         2 7/16        1/2
January 1,2000 through March 31, 2000           9 3/4       1 3/8
April 1,2000 through June 30, 2000              2 7/16        3/8
July 1, 2000 through September 30, 2000         1 1/2         3/8

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.


                                                                                 Year Ended September 30,
Income Statement Data:                                            2000       1999        1998        1997        1996
----------------------                                          -------    -------    --------    --------    --------
Revenues                                                        $95,329    $87,273    $104,114    $137,996    $133,007
Gross Profit                                                     10,141     11,854      13,868      14,765      17,266
Operating Income (Loss)                                          (3,439)    (3,380)     (3,994)     (3,682)        359
Income (Loss) from Continuing Operations                         (6,002)    (7,301)     (4,605)     (3,458)       (185)
Net Income (Loss)                                                (6,002)    (7,301)     (5,453)     (4,804)      1,119
Basic Income (loss) from continuing
operations per common share/1/                                    (1.41)     (1.90)      (1.48)      (1.12)       (.06)
Basic earnings (loss) per common share/1/                         (1.41)     (1.90)      (1.75)      (1.56)        .37
Basic weighted average number of common
shares outstanding/1/                                             4,263      3,846       3,116       3,075       3,010
Diluted earnings (loss) from continuing
operations per common share/1/                                    (1.41)     (1.90)      (1.48)      (1.12)       (.06)
Diluted earnings (loss) per common share/1/                       (1.41)     (1.90)      (1.75)      (1.56)        .37
Weighted average number of common and
common equivalent shares outstanding/1/                           4,263      3,846       3,116       3,075       3,010
-------------
/1/ Adjusted for 5% stock dividend paid on January 20, 1997.

                                                                  2000       1999        1998        1997        1996
                                                                -------    -------    --------    --------    --------
Balance Sheet Data:
-------------------
Current Assets                                                  $ 6,148    $ 6,729    $  9,914    $ 14,962    $ 18,726
Current Liabilities                                              19,301     16,452       9,751      17,333       9,724
Current Ratio                                                     .32:1      .41:1      1.02:1       .86:1      1.93:1
Total Assets                                                     21,321     24,374      32,448      38,218      41,073
Long-Term Debt                                                      716      1,634      11,151       5,401      10,400
Total Stockholders' Equity                                        1,304      6,128      11,546      15,484      19,748

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

In December 1999, the Company signed an agreement to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc., ("TSC") for cash consideration of $12.7 million (the "TSC Transaction". TSC also agreed to assume certain capital lease obligations that the Company estimated would total approximately $0.9 million at the time of closing. In addition, TSC would acquire the Company's inventories in the Texas petroleum marketing and Texas convenience store segments at the Company's cost, estimated by management at approximately $2.4 million. The sale was approved by the Board of Directors and subject to approval by the Company's shareholders. Terms of the agreement called for the sale of substantially all of the property and equipment and inventories in the Texas petroleum marketing and Texas convenience store segments. On August 17, 2000, the Company terminated the TSC Agreement pursuant to TSC's failure to perform certain obligations as defined within the agreement.

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

In the Fourth Quarter of 2000, The company began implementation of a strategy to reduce debt by selling certain identified assets aligned along brand representation in an effort to concentrate on fewer brands which management feels have the most future profit potential. As a part of this strategy, management implemented an additional 22% staff reduction in early October. By the end of the First fiscal quarter of 2001, the company had closed on the sale of some its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts. The company has Phillips 66 accounts under earnest money contract, with closing expected in January 2001. Management plans to continue its Chevron and Exxon branded company operated and dealer locations. The company also closed on the sale of its Corporate Office and warehouse facility in Bay City and has placed for sale other properties. Proceeds from the sale are being used towards the reduction of debt. The Company has reached an agreement in principle with its primary lender, which could lead to a significant reduction in debt.

The Company is also evaluating a strategic partnership that will allow the Company to reinstitute a supply of petroleum products at its terminal facility. Management anticipates that should the strategic partnership be successful, that its terminal can return to operations by the end of 2001. The Company is actively pursuing the refinance of several unencumbered assets, which, if successful, will allow for the upgrade of several of the Company's retail facilities.

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

Consolidated loss from continuing operations decreased to $6,002,000 in 2000 as compared to $7,301,000 in 1999. Loss from continuing operations in 2000 includes an $802,000 valuation allowance on ChemWay net assets transferred and $1,725,000 in interest expense. Loss from continuing operations in 1999 includes a $784,000 valuation allowance on ChemWay net assets transferred and $1,802,000 in interest expense.

Consolidated net loss decreased $1,299,000 to $6,002,000 in 2000 as compared to a net loss of $7,301,000 in 1999.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues in the Texas Petroleum Marketing Segment increased $4,646,000 or approximately 9.3% to $54,810,000 in 2000, as compared with $50,164,000 in 1999.
Sales in gallons declined to 40,158,000 gallons in 2000 from 44,441,000 gallons in 1999, a decline of approximately 9.6%. Average selling price per gallon increased in 2000 to approximately $1.34 per gallon, as compared with $1.13 per gallon in 1999. The increase is due to nation wide cost increases in 2000 that pressured higher selling prices per gallon.

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

Operating loss in 2000 decreased to $601,000 from $1,335,000 in 1999, a decrease of $734,000 or approximately a 53.1% improvement, as a result of expense reductions.

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

Total sales increased $2,389,000 or approximately 10.4% in 2000 to $25,262,000 from $22,873,000 in 1999. Fuel sales in 2000 were $15,361,000 as compared with $12,659,000 in 1999; fuel sales in gallons declined in 2000 to 10,869,000 gallons as compared with 12,753,000 gallons in 1999. Merchandise sales decreased $56,000 to $9,543,000 as compared with $9,599,000 in 1999. Average selling price per gallon increased in 2000 to approximately $1.41 per gallon, as compared with $.99 per gallon in 1999. The increase is due to nation wide cost increases in 2000 that pressured higher selling prices per gallon.

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

Operating expenses during 2000 in the Texas Convenience Store segment was $4,822,000 as compared with $4,802,000 in 1999, an increase of $20,000 or approximately .4%.

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

Operating expenses in 2000 were $2,191,000, an increase of $79,000 or approximately 3.7% as compared to 1999.

Operating loss in 2000 increased to $676,000, as compared with a loss of $334,000 in 1999. The increased loss in 2000 is attributable to lower gross profit margins in 2000, and increased operating expenses.

EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $262,000 in the year ended September 30, 2000, as compared with $177,000 in 1999. The increase is primarily attributable to a $193,000 reduction in operating expenses. EDCO Environmental will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined $172,000 in 2000, to $1,682,000 as compared with $1,854,000 in 1999. Corporate expenses in 2000 included a non-cash charge of $247,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options that had previously been awarded to employees. 2000 expenses also include nonrecurring legal and professional charges of $224,000 arising from the proposed merger with I-Net Holdings Inc. and the proposed sale of substantially all of its fixed assets to TSC Services Inc. and $157,000 in penalties for late payment of motor fuels taxes.

General and administrative expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options, which had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

1999 COMPARED WITH 1998

Consolidated revenues from continuing operations declined $16,841,000 or approximately 16.18% to $87,273,000 in the year ended September 30, 1999. The decline, primarily in the Texas Petroleum Marketing segment, is primarily due to the closing of underperforming or low volume locations and to the lower fuel prices that prevailed during the current year period. See segment discussions, below.

Consolidated gross profit from continuing operations declined $2,014,000 or approximately 14.5% to $11,854,000 in the year ended September 30, 1999. Gross profit expressed as a percentage of revenues ("Gross Margin") increased to approximately 13.6% of sales in 1999 from approximately 13.3% of sales in 1998. Gross Margin improved in the Texas Petroleum Marketing and EDCO Environmental segments, and declined in the Texas Convenience Stores and Louisiana Operations segments in 1999, as compared with 1998. The decline in gross profit in 1999 is due to reduced revenues in the current year, partially offset by higher Gross Margins that prevailed in 1999. See segment discussions, below.

Consolidated operating expenses of continuing operations declined $2,628,000 or approximately 14.7% in 1999 to $15,234,000. Operating expenses declined in each of the Company's segments in 1999, as compared with 1998. The decline in operating expenses is due to the closing of underperforming locations and to a general reduction in staff that occurred in 1999.

General and administrative expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options that had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

General and administrative expenses in 1998 included non-cash compensation expense of $1,133,000 arising from the vesting of certain incentive stock options that had previously been awarded to employees. Adjusting 1999 and 1998 for the $1,284,000 and $1,133,000 in non-cash and nonrecurring expenses, respectively, and adjusting for the non-cash gain on sale of ChemWay and subsequent loss on impairment in marketable securities, adjusted net loss in 1999 of $3,420,000 declined $900,000 from an adjusted net loss of $4,320,000 in 1998.

Consolidated operating losses of continuing operations declined $614,000 or approximately 15.4% to $3,380,000 in 1999 as compared with a loss of $3,994,000 in 1998. The reduced operating loss is due to reduced operating expenses in 1999, partially offset by reduced gross profits.

Consolidated loss from continuing operations increased to $7,301,000 in 1999 as compared to $4,605,000 in 1998. Loss from continuing operations in 1999 includes a $784,000 valuation allowance on ChemWay net assets transferred, a $415,000 increase in interest expense, other expense increases of $247,000 and a provision for income taxes on the sale of ChemWay of $1,203,000. The loss from continuing operations in 1998 included a $708,000 income tax benefit from the Company's losses. The $2,696,000 increase in loss from continuing operations is comprised of a $614,000 decrease in the Company's operating loss and the $3,310,000 increase in non-operating expenses discussed above.

Consolidated net loss increased to $7,301,000 compared to $5,453,000 in 1998, a $1,848,000 increase.

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

Total sales declined $2,753,000 or approximately 10.7% in 1999 to $22,873,000 from $25,626,000 in 1998. Fuel sales in 1999 were $12,659,000 as compared with $13,965,000 in 1997; fuel sales in gallons also declined in 1999, to 12,753,000 gallons as compared with 13,131,000 gallons in 1998. The decrease in fuel sales revenues is due to the lower retail selling prices for fuels that prevailed during 1999, and to fewer operating stores during the current year. Merchandise sales decreased $1,184,000 to $9,599,000 as compared with $10,783,000 in 1998.
The decline in merchandise sales is primarily due to fewer operating stores during 1999.

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

Operating expenses in 1999 were $2,112,000, a reduction of $141,000 or approximately 6.3% as compared to 1998. The reduction in operating expenses primarily reflects a reduction in staff that was implemented in 1999.

Operating loss in 1999 increased to $334,000, as compared with a loss of $88,000 in 1998. The increased loss in 1999 is attributable to lower sales and resultant gross profits in 1999, partially offset by reduced operating expenses.

EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $177,000 in the year ended September 30, 1999, as compared with an operating loss of $81,000, primarily due to increased sales revenues and resultant gross profits. The work performed in conjunction with bringing sites into compliance with the December 22, 1998 EPA requirements is substantially complete. EDCO Environmental will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses declined $441,000 in 1999, to $1,854,000 as compared with $2,295,000 in 1998. Corporate expenses in 1999 included a non-cash charge of $404,000 to compensation expense, as a result of the application of Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees," with respect to the vesting of certain incentive stock options that had previously been awarded to employees. 1999 expenses also includes a noncash charge of $61,000, representing the market value of the Company's common stock contributed to the Company's 401-K employee benefit plan, nonrecurring legal and professional fees of $480,000 arising from the proposed merger with Duke & Long Distributing Company, and legal and professional fees of $339,000 arising from a number of matters, including the restatement of the Company's previously reported financial statements, the negotiation of the purchase agreement with A-Free-Gift.Com, and the refinancing of the Company's senior debt.

General and administrative expenses in 1998 included non-cash compensation expense of $1,133,000 arising from the vesting of certain incentive stock options that had previously been awarded to employees. Adjusting 1999 and 1998 for the $1,284,000 and $1,133,000 in non-cash and nonrecurring expenses, respectively, adjusted corporate expenses in 1999 of $570,000 declined $592,000 or approximately 51.0% as compared with adjusted expenses of $1,162,000 in 1998.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $725,000 and $992,000 at September 30, 2000 and 1999, respectively. The Company had a net working capital deficit of $13,153,000, as compared with a deficit of $9,723,000 at September 30, 1999. The working capital deficit is primarily the result of $9,153,000 in secured debt, and $704,000 in capital lease obligations being classified as current liabilities in 2000. At 9/30/1999 $8,712,000 in secured debt and $293,000 in capital lease obligations were classified as current liabilities. The notes payable on the secured debt totaling $9,153,000 mature January 31,2001. The capital lease obligations were in default at September 30,2000. The Company has placed for sale certain properties with the proceeds from the sales intended to reduce debt. The Company has reached an agreement in principle with its primary lender that could lead to a significant reduction in debt. Management is also evaluating a strategic partnership that will allow the Company to reinstitute a supply of petroleum products at its terminal facility. Management anticipates that should the strategic partnership be successful, that its terminal can return to operations by the end of the second quarter of 2001. Management is actively pursuing the refinance of its existing bank debt with several potential lenders. The new financing would be amortized over a longer period more reflective of the lives of the collateral. The new financing in conjunction with the planed debt reduction from asset sales would have the effect of increasing the availability of working capital. However, there can be no assurance that management's plans described above will be successful.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities-an amendment to FASB Statement No. 133", which amends the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The Company has not entered into, and is not expected to enter into, any material transactions involving derivative instruments or hedging activities. Therefore, management believes there would be no material effect to the Company's financial statements as a result of implementation of these statements.

                                 RECENT EVENTS

On December 4, 2000 the company entered into a stipulated judgment against Affiliated Resources Corp, and ChemWay pertaining to the company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6,000,000 arising from Affiliated's failure to fund the put right at $4.00 per share on the 1,500,000 shares of Affiliated stock that the company had received as consideration for the 1998 transaction. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for the ChemWay assets and improvements as sole payment of the judgment (see Note 13-B). Management is presently evaluating all strategic alternatives relating to the recently reclaimed assets

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has restated previously reported financial results for fiscal year 2000 and 1999 to give effect to the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note 3). After reviewing the guidance the Company realized that the sale of ChemWay, although a divestiture for legal purposes, was not a divestiture for accounting purposes. The financial statements of the Company as of September 30, 1999 were originally audited by PricewaterhouseCoopers LLP. Their report on the 1999 financial statements was before the restatement and included uncertainty language concerning the Company's ability to continue as a going concern. PricewaterhouseCoopers LLP has declined to audit the 1999 restated financial statements after the effects of the application of SAB Topic 5:E were recorded. To meet the disclosure requirements and avoid the cost of reauditing the 1999 financial statements the Company has elected to present the 1999 restated financial statements as unaudited in the accompanying consolidated financial statements. Since PricewaterhouseCoopers LLP has declined to reissue their reports the 1998 financial statements, although they have not been revised are also labeled as unaudited. The Company's decision to engage Stephenson & Trlicek, P. C. to audit the 2000 financial statements preceded the change in accounting for the sale of ChemWay and was approved by the Audit Committee and Board of Directors. We have discussed the restatement of the financial statements with our prior auditors, Audit Committee and the Board of Directors. The Company's current auditor's have issued an audit report on the 2000 restated financial statements.

                                    PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the current directors and executive officers of the Company.


      NAME                                      POSITION                                               AGE
Jerriel L. Evans, Sr.                           Chairman of the Board, President and Chief              61
                                                Executive Officer

Peter J. Losavio, Jr.                           Vice Chairman of the Board                              59

Maybell H. Evans                                Secretary                                               61

Darlene N. Jones                                Director, Treasurer and Administrative Manager          42

Charles N. Way                                  Director, and Controller                                58

Richard A. Goeggel                              Director, Vice President and Chief Financial Officer    49

Julie H. Edwards                                Director                                                42

Matt Hessions                                   Director                                                49

Carl W. Schafer                                 Director                                                64

Jerry L. Evans, Jr.                             Vice President of Corporate Relations and               35
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

MATT HESSION is a 1976 graduate of Nicholls State in Louisiana and a veteran of the United States Marine Corp. Mr. Hession has founded (10) ten companies over his professional career. He was most recently CEO of Key Medical Services of Baton Rouge, LA and is currently on the Board of Directors of Amedisys (AMED). Matt is also a member of the National Management Turnaround Association. He presently does turnaround management work as owner of his private consulting firm.

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

JULIE H. EDWARDS has been a member of the Company's Board of Directors since December 1997. Ms. Edwards was born in Charleston, West Virginia in 1959 and earned her Bachelor of Science degree in geology and geophysics from Yale University in 1980. Ms. Edwards earned her Masters degree in Business Administration/Finance from Wharton Graduate School in 1985. Ms. Edwards was employed with Smith Barney, Harris Upham & Co. from 1984 to 1991 and served as Vice President of Corporate Finance with Smith Barney, Harris Upham & Co., from 1988 to 1991. Since 1991, Mrs. Edwards has been employed with Frontier Oil Corporation as Senior Vice President of Finance and Chief Financial Officer. Mrs. Edwards resigned from the company's' Board of Directors in July 2000.

CARL W. SCHAFER has been a member of the Company's Board of Directors since December 1992. Mr. Schafer was born in Chicago, Illinois in 1936 and obtained his primary and secondary education in Illinois. He received his Bachelor of Arts with distinction from the University of Rochester in 1958. He served with the U. S. Bureau of the Budget as a budget examiner (1961-1964), a legislative analyst (1964-1966), deputy director of budget preparation (1966-1968), director of budget preparation (1968-1969), and as staff assistant to the U. S. House of Representative Appropriations Committee (1969). He served with Princeton University as director of the budget (1969), treasurer (1972-1976), financial vice president, and treasurer and chief financial officer (1976-1987). He served as a principal of Rockefeller and Company, Inc., from 1987 to 1990. He is currently president of the Atlantic Foundation, Princeton, New Jersey. He served as co-chairman of the New Jersey Governor's Task Force on improving New Jersey's Economic and Regulatory Climate from 1982 to 1983, and is currently a trustee or director of Roadway Express, Inc., Wainoco Oil Corporation, Nutraceutix, Inc., Electronic Clearing House, Inc., the Paine Webber and Guardian Groups of Mutual Funds, Harbor Branch Institution, Inc., the Jewish Guild for the Blind, the Johnson Atelier and School of Sculpture, and Hidden Lakes Gold Mines, Ltd. He is a member of the advisory council of Domain Partners and a member of the International Advisory Council of William Sword and Company, Inc. Mr. Schafer resigned from the Company's Board of Directors in July 2000.

JERRY L. EVANS, JR. has been with the Company for the past fifteen years having started with the Company as a Store Associate in 1983. Mr. Evans graduated from Bay City High School in 1983 and attended both Wharton County Junior College and Southwest Texas State, where he focused on Communications and Political Science. Mr. Evans served as Vice President of Investor Relations from 1993 to 1998 when he was appointed Vice President of Corporate and Investor Relations and Human Resources in April 1998. Mr. Evans is active on several organization and community committees having served as Chairman of the Matagorda County Republican Party, City Councilman for Bay City, Chairman of the Home Rule Charter Commission and the Board of Directors of the Texas Petroleum Marketers and Convenience Store Association.

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

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                         Long-Term Compensation Awards
                                   -------------------------------------------        -------------------------------------------
    Name and                        Year   Salary($)   Bonus($)   Other Annual          Restricted    Options(#)     All Other
Principal Position                                                Compensation             Stock                    Compensation
                                                                     ($)(1)              Awards($)
Jerriel L. Evans, Sr. (2)
          Chairman of the Board,    2000    140,000      -0-          51,600                              -0-             (2)
          President and             1999     96,250      -0-          54,300                --         75,000             (2)
          Chief Executive Officer   1998    125,093      -0-         111,600                           91,500             (2)

Richard A. Goeggel (3)
          Vice-President and        2000     77,077      -0-             ---                              -0-             --
          Chief Financial           1999    120,000      -0-             ---                              -0-             --
          Officer                   1998     85,000      -0-              --                           50,000             --

Richard B. Dix (4)
          Executive                 2000        -0-      -0-             ---                --            -0-             --
          Vice-President            1999     51,508      -0-             ---                --             --             --
                                    1998    108,000      -0-             ---                --         35,000             --

----------
I. Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

II. In addition to the compensation for Mr. Evans set forth above, he also receives lease income for the rental of various properties used by the Company. See Note 10 to the Consolidated Financial Statements, included herein.

III. Mr. Goeggel's employment with the Company (including time spent as a consultant) began in January 1998. Mr. Goeggel resigned from the Company on August 1,2000.

IV. Mr. Dix's employment with the Company began in April 1998. Mr. Dix left the Company on June 11, 1999 to pursue other business interests.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning Options/SARs granted during Fiscal 2000 to the Named Officers.

                                                                                Potential Realizable Value of Assumed
                                                                                      Annual Rates of Stock Price
                             Shares         % of Total                              Appreciation for Option Term (2)
                           Underlying       Granted to                          -------------------------------------
                          Options/SARs      Employees       Exercise or Base       Expiration
Name                      Granted (#)     in Fiscal 2000      ($/Share)(1)            Date          5%($)     10%($)
----                      ------------    --------------    -----------------   --------------    --------    --------
Jerriel L. Evans, Sr.        75,000             76%               5.00               4/16/03       214,996    342,244

----------
I. The exercise price of the options granted is equal to the market value of the Company's Common Stock on the date of grant.

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

                                                                         Amount and
                                                                         Nature of                 Percent of
                          Name and Address (1)                    Beneficial Ownership (2)          Class (3)
                          --------------------                    ------------------------         -----------
J. L. Evans Systems, Ltd., a Texas Limited Partnership                   752,000(4)                   13.6%
J. L. Evans, Sr.                                                         939,460(5)                   16.9%
Maybell H. Evans                                                         775,300(6)                   13.9%
Charles N. Way                                                            20,342(7)                     *
Richard A. Goeggel                                                        50,000(8)                     *
Darlene E. Jones                                                          15,000(9)                     *
J. L. Evans, Jr.                                                          11,420(10)                    *
Carl W. Schafer                                                           10,750(11)                    *
     c/o The Atlantic Foundation
     16 Faber Road
     Princeton, NJ 08540
Peter J. Losavio, Jr.                                                     15,900(12)                    *
     8414 Bluebonnet Blvd., Suite 110
     Baton Rouge, LA 70810
Julie H. Edwards                                                           7,500(13)                    *
     3826 Coleridge
     Houston, TX 77005
All executive officers and Directors as a group (10 persons)           1,079,922                      19.4%

----------
   *   less than 1%
   I. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
  II. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
 III. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty
       (60) days and that no other options or rights to subscribe have been exercised by anyone else .
  IV. The general partner is J.L. Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.
   V. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership. Includes 75,000 shares issuable upon the exercise of options.
  VI. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.
 VII.  Includes 7,000 shares issuable to Mr. Way upon the exercise of options.
VIII. Includes 50,000 shares issuable to Mr. Goeggel upon the exercise of options.
  IX. Includes 5,000 shares issuable to Mrs. Jones upon the exercise of options.
 (10) Includes 9,000 shares issuable to Mr. Evans, Jr. upon the exercise of options.
 (11) Includes 10,000 shares issuable to Mr. Schafer upon the exercise of options.
 (12) Includes 5,000 shares issuable to Mr. Losavio upon the exercise of options.
 (13) Includes 7,500 shares issuable to Mrs. Edwards upon the exercise of options.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, the Company leased two convenience store locations from Mr. J.L. Evans, Sr., the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500, which was renewed for one additional five-year period. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. The amounts paid under these leases were $51,600, $54,300, and $76,800 for the years ended September 30, 2000, 1999 and 1998, respectively. Future minimum lease commitments as of September 30, 2000 are $52,500.

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

II.  Reports on Form 8-K:
     No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

EVANS SYSTEMS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                        PAGE NO.
                                                                        --------

Independent Auditor's Report                                               F-2

Consolidated Balance Sheets at September 30, 2000 and 1999                 F-3

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

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheet of Evans Systems, Inc. and its subsidiaries at September 30, 2000 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Evans Systems, Inc. as of September 30, 1999 and 1998 are unaudited.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. at September 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13-C to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 13-C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13-A, the Company has restated its financial statements for fiscal year 2000 and 1999.



/s/ Stephenson & Trlicek, P. C.

Wharton, Texas
January 5, 2001, except for paragraphs 5-7 of Note 3 and Note 13 of which the date is October 18, 2001

EVANS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000, 1999
--------------------------------------------------------------------------------

                                                                                          2000                     1999
                                                                                        --------                 -------
                                                                                      (AS RESTATED)             (UNAUDITED)
                                ASSETS

Current assets:
 Cash and cash equivalents                                                              $    725                 $   992
 Trade receivables, net of allowance for doubtful receivables of                           2,536                   2,411
  $285,000 and $290,000 respectively
 Inventory                                                                                 2,717                   2,984
 Prepaid expenses and other current assets                                                   170                     342
                                                                                        --------                 -------
  Total current assets                                                                     6,148                   6,729
 Property and equipment, net                                                              13,409                  14,896

 Net assets transferred under contractual agreement, net of a                              1,628                   2,430
  valuation allowance of $1,586,000 and $784,000, respectively
 Other assets                                                                                136                     319
                                                                                        --------                 -------
  Total assets                                                                          $ 21,321                 $24,374
                                                                                        ========                 =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses                                                  $  7,575                 $ 5,920
 Current portion of long-term debt                                                         9,910                   9,521
 Current portion of obligations under capital leases                                         744                     323
 Accrued interest                                                                          1,072                     688
                                                                                        --------                 -------
  Total current liabilities                                                               19,301                  16,452
 Long-term debt, net of current maturities                                                   630                   1,088
 Obligations under capital leases, net of current maturities                                  86                     546
                                                                                        --------                 -------
  Total liabilities                                                                       20,017                  18,086
 Commitments and contingencies
  Redeemable common stock, -0- and 40,000 shares issued and
  outstanding, respectively                                                                    -                     160


 Stockholders' equity
  Common stock, $0.01 par value, 15,000,000 shares
  authorized,5,542,331 and 4,064,831 shares issued, respectively                              55                      41
 Additional paid-in capital                                                               16,850                  15,686
 Accumulated deficit                                                                     (15,167)                 (9,165)
 Treasury stock, 72,589 shares, at cost                                                     (434)                   (434)
                                                                                        --------                 -------
  Total stockholders' equity                                                               1,304                   6,128
                                                                                        --------                 -------
  Total liabilities and stockholders' equity                                            $ 21,321                 $24,374
                                                                                        ========                 =======

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands, except per share amounts)                   2000              1999              1998
                                                         -------           -------           --------
                                                      (AS RESTATED)      (UNAUDITED)       (UNAUDITED)
Revenue:
 Motor fuel sales (including consumer excise
  and state fuel taxes of $22,721, $20,000
  and $20,391, respectively                              $79,054           $70,243           $ 83,830
 Other sales and services                                 16,275            17,030             20,284
                                                         -------           -------           --------
  Total revenues                                          95,329            87,273            104,114
Cost of sales
 Motor fuels                                              73,803            64,580             77,276
 Other sales and services                                 11,385            10,839             12,970
                                                         -------           -------           --------
  Total cost of sales                                     85,188            75,419             90,246
                                                         -------           -------           --------
Gross profit                                              10,141            11,854             13,868
Operating expenses
 Employment expenses                                       5,727             6,864              8,881
 Other operating expenses                                  3,552             3,558              3,998
 Other general and administrative expenses                 2,788             3,223              3,088
 Depreciation and amortization                             1,513             1,589              1,895
                                                         -------           -------           --------
  Total operating expenses                                13,580            15,234             17,862
                                                         -------           -------           --------
Operating loss                                            (3,439)           (3,380)            (3,994)
Other income (expense)
 Valuation allowance on net assets
  transferred (Note 3)                                      (802)             (784)                 -
 Gain (loss) on sale of assets                               (37)              381                 46
 Interest income                                              16                94                 22
 Interest expense                                         (1,725)           (1,802)            (1,387)
 Other income (expense)                                      (15)             (654)                 -
                                                         -------           -------           --------
  Total other income (expense)                            (2,563)           (2,765)            (1,319)
                                                         -------           -------           --------
Loss from continuing operations before
 income taxes                                             (6,002)           (6,145)            (5,313)
Provision (benefit) from income taxes                          -             1,156               (708)
                                                         -------           -------           --------
Loss from continuing operations                           (6,002)           (7,301)            (4,605)
Discontinued operations
 Loss from discontinued operations of
  ChemWay to March 31, 1998, less applicable
  income taxes (Note 3)                                        -                 -               (848)
                                                         -------           -------           --------
Net loss                                                 $(6,002)          $(7,301)          $ (5,453)
                                                         =======           =======           ========
Basic and diluted earnings (loss) per
 common share:
 Continuing operations                                   $ (1.41)          $ (1.90)          $  (1.48)
 Discontinued operations                                       -                 -              (0.27)
                                                         -------           -------           --------
  Earnings (loss) per common share                       $ (1.41)          $ (1.90)          $ (1.75)
                                                         =======           =======           ========
Basic and diluted weighted average common
 shares outstanding                                        4,263             3,846              3,116
                                                         =======           =======           ========

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands)                                                  2000                  1999                1998
                                                               -------               -------             -------
                                                            (AS RESTATED)         (UNAUDITED)         (UNAUDITED)
Cash flows from operating activities
 Net loss                                                      $(6,002)              $(7,301)            $(5,453)
 Adjustments:
  Depreciation and amortization                                  1,513                 1,589               2,105
  Stock option compensation expense                                247                   404               1,401
  Deferred operating loss of ChemWay                                 -                     -                (644)
  Valuation allowance on net assets transferred                    802                   784                   -
  (Note 3)
  Loss (gain) on sale of assets                                     37                  (381)                (46)
  Deferred income taxes                                              -                 1,203              (1,452)
  Loss on settlement of financial advisor claim                      -                   610                   -
  Changes in assets and liabilities:
   Receivables                                                    (125)                  340               1,817
   Inventory                                                       267                   730               3,092
   Prepaid expenses and other                                      355                   883                  71
   Accounts payable and accrued expenses                         2,235                   393              (1,684)
   Income taxes receivable/payable                                   -                   128                 182
                                                               -------               -------             -------
    Net cash used by operating activities                         (671)                 (618)               (611)
Cash flows from investing activities:
 Capital expenditures                                             (467)                 (641)             (1,386)
 Proceeds from sale of property and equipment                      404                 1,606               1,610
 Other                                                               -                     -                 (45)
                                                               -------               -------             -------
    Net cash provided by investing activities                      (63)                  965                 179
Cash flows from financing activities
 New borrowings                                                  1,000                   322               1,715
 Reduction of long-term debt                                    (1,069)               (1,607)             (1,607)
 Reduction of capital lease obligations                            (39)                  (86)               (256)
 Net proceeds from stock issuance                                  575                 1,185                 114
                                                               -------               -------             -------
    Net cash provided (used) by financing activities               467                  (186)                (34)
                                                               -------               -------             -------
Net increase (decrease) in cash and cash
 equivalents                                                      (267)                  161                (466)
Cash and cash equivalents, beginning of year                       992                   831               1,297
                                                               -------               -------             -------
Cash and cash equivalents, end of year                         $   725               $   992             $   831
                                                               =======               =======             =======
Supplemental disclosure of cash flow
 information:
 Cash paid for interest                                        $ 1,341               $ 1,320             $ 1,169
                                                               =======               =======             =======
 Cash paid for taxes                                           $     -               $    47             $    58
                                                               =======               =======             =======

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

(in thousands, except common
 share amounts)

                                                                                     RETAINED
                                           COMMON STOCK           ADDITIONAL         EARNINGS
                                        ------------------         PAID-IN         (ACCUMULATED          TREASURY
                                        SHARES      AMOUNT         CAPITAL            DEFICIT)            STOCK     TOTAL
                                        ---------   ------         -------            --------            -----    -------
Balance - September 30, 1997            3,163,573      $32         $12,297            $  3,589            $(434)   $15,484

Warrants exercised                        104,725        1             152                                             153
Compensation expense
 recognized in connection
 with options granted                                                1,362                                           1,362
Net loss and comprehensive
 loss for 1998                                                                          (5,453)                     (5,453)
                                        ---------      ---         -------            --------            -----    -------
Balance - September 30, 1998
 (Unaudited)                            3,268,298       33          13,811              (1,864)            (434)    11,546

Stock options exercised                   383,818        4             711                                             715
Warrants exercised                         62,715        1             187                                             188
Issuance of common stock                  350,000        3             729                                             732
Compensation expense
 recognized in connection
 with options granted                                                  248                                             248
Net loss for 1999                                                                       (7,301)                     (7,301)
                                        ---------      ---         -------            --------            -----    -------
Balance - September 30, 1999
 (Unaudited)                            4,064,831       41          15,686              (9,165)            (434)     6,128

Stock options exercised
Warrants exercised
Issuance of common stock                1,437,500       14             561                                             575
Expiration of redeemable
 common stock                              40,000        -             160                                             160
Compensation expense
 recognized in connection
 with options granted                                                  443                                             443
Net loss for 2000                                                                       (6,002)                     (6,002)
                                        ---------      ---         -------            --------            -----    -------
Balance - September 30, 2000
 (As Restated)                          5,542,331      $55         $16,850            $(15,167)           $(434)   $ 1,304
                                        =========      ===         =======            ========            =====    =======

  The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  BASIS OF ACCOUNTING
  The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales to open dealer accounts are recognized when delivered. Revenues from motor fuel sales and retail sales at convenience stores are recognized when sold at the store. Environmental segment revenues are recognized on the percentage of completion method. There was no material work in process at September 30, 2000, 1999 and 1998.
  Expenses are recognized in the period in which they are incurred.

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

   RECLASSIFICATIONS AND FINANCIAL STATEMENTS PRESENTED
   Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 financial statement presentation. Such reclassifications had no effect on net loss as previously reported. Disclosures herein relating to the 1998 and 1999 financial statements are unaudited.

2. AGREEMENT TO SELL OPERATIONS AND PLAN OF MERGER

   The Company agreed in December 1999 to sell its Texas petroleum marketing and convenience store operations to TSC Services, Inc. (TSC) for cash of $12.7 million for substantially all the assets of the Texas petroleum marketing and Texas convenience store segments, plus the assumption of capital lease obligations and the cost of inventory on hand at the closing date, also to be received in cash. On August 17, 2000, the Company terminated the agreement pursuant to TSC's failure to obtain adequate financing in order to close the sale, as defined by the purchase agreement. In August 2000, the Company received the TSC escrow deposit of $203,865, which was recorded as other income (expense) in the accompanying consolidated statements of operations.

   On January 23, 2000, the Company executed Agreement and Plan of Merger, which was amended on March 1, 2000 (as amended the Merger Agreement), with I-Net Holdings, Inc. (I-Net), a Delaware Corporation, pursuant to which a wholly owned subsidiary of the Company would have been merged with and into I-Net. The principal shareholder of I-Net was a former officer of the Company. The Company and I-Net mutually agreed to terminate the Merger Agreement on May 19, 2000 due to I-Net's inability to timely raise sufficient capital and the Company's need to focus on closing the TSC transaction. Further, both I-Net and the Company mutually agreed to release each other from any and all claims arising under the Merger Agreement. The Company has agreed to pay $50,000 to I-Net as partial reimbursement of the expenses incurred in conjunction with the Merger Agreement upon consummation of the TSC transaction or a similar sale of substantially all of the Company's assets.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

3. DISCONTINUED OPERATION AND NET ASSETS TRANSFERRED UNDER CONTRACTUAL
   AGREEMENT

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

                                                            YEAR ENDED
                                                           SEPTEMBER 30,
                                                    1999(i)             1998
                                                    -------           -------
   Revenues                                          $ 75             $ 2,268
   Earnings (loss) from operations                    (32)             (1,694)
   Income tax expense (benefit)                         -                (593)
   Income (loss) of ChemWay                           (32)             (1,262)
   Loss deferred by the Company pending
    the sale of ChemWay                                32                 414
                                                     ----             -------
   Loss from discontinued operations as reported     $  -             $  (848)
                                                     ====             =======
   (i) Through December 30, 1998.

   On December 30, 1998, the Company completed the sale of ChemWay to Affiliated Resources Corporation (Affiliated), an unrelated party with respect to the Company; however, the Chairman and CEO of Affiliated and one of his legal advisors were shareholders of the Company, having purchased 350,000 common shares of the Company for $0.75 per share in a private placement transaction on October 27, 1998 (Note 9). At the time of the sale, management believed that the sale to Affiliated had strategic merit in that Affiliated represented to the Company that it was prepared to contribute sufficient cash into ChemWay to satisfy ChemWay's trade creditors and to resume production. In retaining an ownership interest in Affiliated, management believed that the Company would share in any future earnings of ChemWay should ChemWay return to profitability. However, there can be no assurance that ChemWay will return to profitability or that the market value of Affiliated common stock will increase in the future.

   Affiliated was a shell company at the time of this transaction, and had no operations or experience in packaging and marketing automotive chemical products. At December 31, 1999, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $10,031,466 and a negative working capital balance of $1,769,064. Affiliated reported revenues from operations of $519,374 and a loss from operations of $2,524,088 during 1999. In its
   September 30, 2000 quarterly report on         , Form 10-QSB, Affiliated
   reported a loss from operations of $4,475,670, a net loss of $11,675,314, a negative working capital balance of $1,502,593 and an accumulated deficit of $20,355,020. Affiliated common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board.

   The Company received 1.5 million shares of common stock of Affiliated, representing approximately 9% of the outstanding Affiliated common stock at December 31, 1998, in exchange for all the outstanding common stock of ChemWay. As a result of the sale, the estimated loss on disposal and

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  the related provision for losses during the phase-out period recorded in the second and third quarters of 1998 were reversed during the fourth quarter of 1998. As a provision of the Purchase Agreement, the Company maintained the right to Put the 1.5 million shares at $4 per share if Affiliated did not pay off certain ChemWay indebtedness, or obtain the Company's release from its guarantee of that indebtedness, secure financing in the amount of $1,500,000 and perform its other obligations under the Purchase Agreement. Due to Affiliated's inability to comply with all the conditions set forth in the Purchase Agreement and their further inability to achieve viability or sufficient independent financing, the Company's most substantive right was its security interest in the ChemWay assets and all accretions. Further, under the terms of the Purchase Agreement, the Company became entitled to receive an additional one million shares of common stock of Affiliated on December 30, 1999 since the average closing price of Affiliated common stock fell below an agreed-upon price. In December 1999, the Company received the additional one million shares.

  Subsequent to initially reporting this transaction the Company realized that although a legal transfer of business ownership of ChemWay to Affiliated had occurred, divestiture for accounting purposes should not be recognized. Under the guidance in SAB Topic 5:E, the existence of the put agreement precluded sale accounting due to the contingent nature of the consideration received, as the value of the Affiliated common shares received was essentially secured with the ChemWay assets. Had the put agreement been relinquished, sale accounting would have applied to this transaction. If the put was exercised by the Company and Affiliated was unable to satisfy its obligations under the put, the assets would likely be relinquished to the Company. Accordingly, the assets and liabilities of ChemWay have been segregated in the consolidated balance sheet as "Net assets transferred under contractual agreement". Accounting for this transaction is similar to the equity method of accounting prescribed under APB No. 18, in that the net assets of ChemWay are accounted for as a single line item and impairment is recognized based on the results of its operations. Accordingly, the Company has recorded a valuation allowance of $802,000 and $784,000 during 2000 and 1999 based on management's analysis of internal reports of ChemWay's operating performance by Affiliated during those respective years. Although the Company was legally released from liabilities of ChemWay totaling $1,997,000, gain recognition was not appropriate because although the rewards of ownership had transferred the risk had not as evidenced by the put agreement. The following summarizes the net assets transferred and valuation allowance charges (in thousands):


                                                           2000         1999
                                                          -------      -------
Assets transferred under contractual agreements           $ 5,211      $ 5,211
Liabilities transferred under contractual agreements       (1,997)      (1,997)
                                                          -------      -------
  Net assets transferred under contractual agreements       3,214        3,214
Valuation allowance on net assets transferred              (1,586)        (784)
                                                          -------      -------
  Net assets transferred, net of valuation allowance      $ 1,628      $ 2,430
                                                          =======      =======
Valuation allowance on net assets transferred

  Balance - beginning of year                             $   784      $     -
   Charge to valuation allowance                              802          784
                                                          -------      -------
  Balance - end of year                                   $ 1,586      $   784
                                                          =======      =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

   In addition, the 1.5 million shares of Affiliated common stock and the additional 1 million shares received in December 1999 are not reflected on the Company's financial statements as they are effectively collateral held for payment under SAB Topic 5:E. Accordingly, the Company has not reflected the investment in or changes in market value of the Affiliated common stock. The closing price of Affiliated common stock was $0.406, $0.266, $0.265 and $6.00 at September 30, 2000, December 30, 1999, September 30, 1999 and December 31, 1998, respectively.

4. PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at September 30 (in thousands):

                                                      2000             1999
                                                    -------          -------
   Land                                             $ 2,648          $ 2,582
   Buildings                                          6,003            6,028
   Leasehold improvements                               756              795
   Equipment                                         13,362           13,979
   Transportation equipment                           1,458            1,639
   Office equipment                                   2,475            2,475
                                                    -------          -------
                                                     26,702           27,498
   Less - accumulated depreciation                   13,293           12,602
                                                    -------          -------
   Property and equipment, net                      $13,409          $14,896
                                                    =======          =======

5. LONG-TERM DEBT

   Long-term debt is summarized as follows at September 30 (in thousands):


                                                               2000                1999
                                                              -------            -------
Notes payable to a bank, at prime plus 2%, payable on
 January 31, 2001, secured by property and
 equipment,receivables, inventory and common stock of
 subsidiaries.                                                $ 9,153            $ 8,712
Notes payable to banks, at prime to 12%, payable to
 2004,secured by property and equipment,
 improvements,receivables, inventory and common stock
 of subsidiaries.                                                 591              1,022
Notes payable to a financial institution, 8% to 11%,
 payable to 2005, secured by property, equipment,
 improvements,inventory, accounts receivable and
 20,000 treasury shares                                           320                342
Notes payable to a financial institution, 9.26% to
 10.75%,payable to 2005, secured by property and
 equipment                                                        199                224
Other                                                             277                309
                                                              -------            -------
Total long-term debt                                           10,540             10,609
Less - current maturities                                       9,910              9,521
                                                              -------            -------
  Total long-term debt, net of current maturities             $   630            $ 1,088
                                                              =======            =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  As of September 30, 2000 (after consideration of the debt refinancing described below), scheduled principal maturities of long-term debt are as follows (in thousands):

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
                                                        =======

  On March 31, 1999, the Company amended its credit agreement with one of its bank lenders (the Refinancing), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the terms of the Refinancing, such bank lender received a first-lien position on all the assets of the Company. The refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Further, the Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

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

6. CAPITAL LEASES

   The Company leases its information systems and trucks under capital lease obligations due to two financial institutions expiring through 2002. Amortization of assets under capital leases is over the life of the lease and is included in depreciation and amortization expense. The cost of the information systems and trucks acquired under capital leases was $1,436,000. Accumulated amortization was $1,098,000 and $878,000 at September 30, 2000 and 1999, respectively.

   Future minimum lease payments under capital lease obligations as of September 30, 2000 are as follows (in thousands):

        YEAR ENDING SEPTEMBER 30,
        -------------------------
        2001                                               $833
        2002                                                 91
                                                           ----
        Total minimum lease payments                       $924
        Less: Amount representing interest                  (94)
                                                           ----
        Present value of minimum lease payments            $830
                                                           ====

   The Company currently is in default with its capital lease obligations due to a financial institution for the information systems assets. Accordingly, the capital lease obligation of approximately $704,000 at September 30, 2000 has been classified as current portion of obligations under capital leases on the accompanying consolidated balance sheet at September 30, 2000.

7. INCOME TAXES

   Income taxes are attributable to the following (in thousands):

                                  YEAR ENDED SEPTEMBER 30,
                           --------------------------------------
                            2000           1999             1998
                           ------         ------          -------
   Current:
    Federal                $   -          $  (79)         $    43
    State                      -              32              108
                           ------         ------          -------
                               -             (47)             151
                           ------         ------          -------
   Deferred
    Federal                    -           1,056           (1,085)
    State                      -             147             (137)
                           ------         ------          -------
                               -           1,203           (1,222)
                           ------         ------          -------
     Total                 $   -          $1,156          $(1,071)
                           ======         ======          =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  The difference between income taxes at the statutory federal and effective income tax rates is as follows (in thousands):

                                                YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------
                                             2000        1999          1998
                                           -------     -------       -------
Taxes computed by applying federal         $(1,678)    $(2,780)      $(2,279)
 statutory rate
State taxes, net of federal benefit              -         118          (120)
Stock option compensation expenses              84         150           518

Change in deferred tax asset                 1,580       3,900           782
 valuation allowance
Other, net                                      14        (232)           28
                                           -------     -------       -------
   Total                                   $    -      $ 1,156       $(1,071)
                                           =======     =======       =======

  The provision for (benefit from) income taxes consists of the following (in thousands):

                                                YEAR ENDED SEPTEMBER 30,
                                           ---------------------------------
                                             2000        1999          1998
                                           -------     -------       -------
Continuing operations                      $    -      $  (47)       $  (708)
Discontinued operations                         -       1,203           (363)
                                           -------     -------       -------
   Total                                   $    -      $1,156        $(1,071)
                                           =======     =======       =======

  Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                            2000          1999
                                           -------       -------
Deferred tax liabilities
  Book/tax depreciation differences        $   715       $(2,520)
  Other                                         (1)          (16)
                                           -------       -------
    Total                                      714        (2,536)
Deferred tax assets
  Net operating loss carryforward              866         5,307
  Marketable securities                          -         1,266
  Alternative minimum tax credit                 -           454
  Net capital loss carryforwards                 -           211
  Allowance for doubtful accounts                -           107
  Investment tax credit                          -            26
  Section 263A inventory adjustment              -            16
  Other                                          -            62
                                           -------       -------
    Total                                      866         7,449
  Valuation allowance                       (1,580)       (4,913)
                                           -------       -------
  Net deferred tax assets                  $     -       $     -
                                           =======       =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

   At September 30, 2000, the Company had regular tax net operating loss carryforwards from continuing operations of $16.7 million available for federal income tax purposes that expire through 2020 and capital loss carryforwards of $9.2 million. Changes in the Company's ownership, as defined 1bunder Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

8. OPERATING LEASES

   The Company leases twenty-five convenience store locations and four other facilities under operating lease agreements with varying lives and terms. Two of these leases are with related parties (Note 10).

   At September 30, 2000, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

        YEAR ENDED SEPTEMBER 30,
        ------------------------
        2001                                           $  422
        2002                                              317
        2003                                              231
        2004                                              136
        2005                                               69
        Thereafter                                        244
                                                       ------
                   Total                               $1,419
                                                       ======

   The Company also rented one facility on a month-to-month basis from an unrelated party, which was terminated in January 2000. Rent paid for this facility totaled $2,000 as of September 30, 2000.

   The Company has 10 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $185,700 as of September 30, 2000.

9. COMMON STOCK

   In August 1992, the Company issued warrants to purchase shares of the Company's common stock at an exercise price of $2.86 per share. In June 1997, the Company extended the expiration date of the remaining warrants to August 1, 2002 and recorded compensation expense of $38,000. In 2000, 1999 and 1998,-0-, 62,813 and 4,725, respectively, of such warrants were exercised. At September 30, 2000, there were no warrants outstanding to purchase shares.

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

  On June 1, 1998, the Company agreed to issue 350,000 common shares for total consideration of $262,500 in a private placement to accredited investors (Note
  3). Such shares were issued on October 27, 1998. On January 4, 1999, the Company issued 40,000 common shares valued at $15.25 per share to an investment advisor for investment advisory services rendered. The investment advisor has the right to sell the shares back to the Company at $4 per share until ninety days following the registration of the shares. During fiscal 2000, the redemption provision on those shares expired. Accordingly, the Company recorded the reclassification of those shares into stockholder's equity as "Expiration of redeemable common stock" on the accompanying statement of stockholder's equity.

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

  A summary of the option activity under the various plans follows:

                                                                            WEIGHTED-
                                                       NUMBER OF             AVERAGE
                                                        SHARES            OPTION PRICE

Outstanding at September 30, 1997                        89,206              $5.42

Granted in 1998                                         403,800               1.67
Expired in 1998                                         (54,149)              5.00
                                                       --------

Outstanding at September 30, 1998                       438,857               1.43

Granted in 1999                                          31,500               1.85
Exercised in 1999                                      (383,818)              1.77
Expired in 1999                                          (7,539)              0.03
                                                       --------

Outstanding at September 30, 1999                        79,000

Granted in 2000                                         127,500               8.05
Expired in 2000                                          (2,000)                 -
                                                       --------

Outstanding at September 30, 2000                       204,500
                                                       ========

  Although 204,500 options are outstanding at September 30, 2000, only 34,500 underlying common shares are registered under a plan. A summary of options outstanding and options exercisable at September 30, 2000 is as follows:

                                                WEIGHTED
                                                AVERAGE                WEIGHTED                                   WEIGHTED
     OPTIONS              EXERCISE             REMAINING                AVERAGE              OPTIONS              AVERAGE
   OUTSTANDING             PRICE            CONTRACTUAL LIFE         OPTION PRICE          EXERCISABLE          OPTION PRICE
-----------------    ---------------    ---------------------    ------------------    ----------------    -------------------
      14,500            $          0           8.7 years                     $    -              12,700                 $    -
      15,000            $.81 - $1.63           3.4 years                       1.11              15,000                   1.11
      95,000            $       3.31           4.3 years                       3.31              77,000                   3.31
      80,000            $      11.63           3.2 years                      11.63              30,000                  11.63
-----------------    ---------------    ---------------------    ------------------    ----------------    -------------------
      204,500           $       6.17           6.31 years                    $ 6.17             134,700                 $ 4.61
=================    ===============    =====================    ==================    ================    ===================

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

    The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 are as follows:

                                              2000         1999          1998
                                             -----        -----         -----
Exercise price equals market price           $8.05        $7.59         $1.32
Exercise price exceeds market price              -            -          1.59
Exercise price is less than market price         -        30.55          1.82

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

                                                    YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------
                                                    2000                1999
                                                  -------             -------
        Net loss:
          As reported                             $(6,002)            $(7,301)
          Pro forma                                (6,032)             (7,380)

        Basic and diluted loss per share
          As reported                             $ (1.41)            $ (1.90)
          Pro forma                                 (1.42)              (1.92)

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

13. SUBSEQUENT EVENTS

    A. RESTATEMENT OF FINANCIAL STATEMENTS

       The Company has restated previously reported financial results for fiscal year 2000 and 1999 to give effect to the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note 3). After reviewing this guidance the Company realized that the sale of ChemWay, although a divestiture for legal purposes, was not a divestiture for accounting purposes. The financial statements as of September 30, 2000 and 1999 have been restated to report this transaction as a contingent sale. The 1999 and 1998 financial statements have been presented as unaudited because our prior auditors have declined to reissue their audit report. No other restatements were made to the 2000 and 1999 financial statements.

       All notes and disclosures included herein have been amended, as appropriate, to reflect the restatement. The operating losses as previously reported by the Company have not been affected. However, previously reported net loss and net loss per share in each quarterly and annual report covering periods between December 30, 1998 and December 31, 2000 have changed. The effects on previously reported quarterly data is reflected in Note 15.

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

     The effect of the restatement discussed above on the statement of operations is as follows (in thousands, except per share amounts):

                                                                   YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------------------
                                                             2000                            1999
                                                   ------------------------        ------------------------
                                                  PREVIOUSLY           AS         PREVIOUSLY           AS
                                                   REPORTED         RESTATED       REPORTED         RESTATED
                                                   -------          -------        --------         -------
                                                                                                  (UNAUDITED)
Revenues                                           $95,329          $95,329        $ 87,273         $87,273
Cost of sales                                       85,188           85,188          75,419          75,419
                                                   -------          -------        --------         -------
Gross profit                                        10,141           10,141          11,854          11,854
Operating expenses                                  13,580           13,580          15,234          15,234
                                                   -------          -------        --------         -------
Operating loss                                      (3,439)          (3,439)         (3,380)         (3,380)
Other income (expense)
 Loss on impairment of
  marketable securities                                  -                -          (8,602)              -
 Valuation allowance on net
  assets transferred                                     -             (802)              -            (784)
 Gain (loss) on sale of assets                         (37)             (37)            381             381
 Interest income                                        16               16              94              94
 Interest expense                                   (1,725)          (1,725)         (1,802)         (1,802)
 Other income (expense)                                (15)             (15)            (44)           (654)
                                                   -------          -------        --------         -------
   Total other income (expense)                     (1,761)          (2,563)         (9,973)         (2,765)
                                                   -------          -------        --------         -------
Loss from continuing operations
 before income taxes                                (5,200)          (6,002)        (13,353)         (6,145)
Provision (benefit) from income
 taxes                                                   -                -             (47)          1,156
                                                   -------          -------        --------         -------
Loss from continuing operations                     (5,200)          (6,002)        (13,306)         (7,301)
Discontinued operations
 Gain on disposal of ChemWay                           266                -           3,973               -
                                                   -------          -------        --------         -------
Net loss                                            (4,934)         $(6,002)         (9,333)        $(7,301)
                                                                    =======                         =======
Unrealized gain on marketable
 securities                                            352                                -
                                                   -------                         --------
Comprehensive loss                                 $(4,582)                        $ (9,333)
                                                   =======                         ========
Basic and diluted earnings (loss)
 per common share:
 Continuing operations                             $ (1.22)         $ (1.41)       $  (3.46)        $ (1.90)
 Discontinued operations                              0.06                -            1.03               -
                                                   -------          -------        --------         -------
 Earnings (loss) per common
  share                                            $ (1.16)         $ (1.41)       $  (2.43)        $ (1.90)
                                                   =======          =======        ========         =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  B. NET ASSETS TRANSFERRED UNDER CONTRACTUAL AGREEMENT

     On December 4, 2000, the Company entered into a stipulated judgment against Affiliated Resources Corp. (Affiliated) and ChemWay pertaining to the Company's sale of ChemWay to Affiliated in December 1998 (Note 3). The judgment granted by the 130th Judicial District Court of Texas was for $6,000,000, arising from Affiliated's failure to fund the put right at $4.00 per share of the 1,500,000 shares of Affiliated common stock the Company had received as consideration for the sale. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for certain ChemWay assets as sole payment for the $6,000,000 judgment. Management is presently evaluating all strategic alternatives relating to the assets received by deed in lieu of foreclosure.

     In connection with this transaction and to protect the assets received, the Company assumed the outstanding debt of $506,860 on a warehouse building received under the Stipulated Judgment and Deed in Lieu of Foreclosure.
     The note bears interest at 14.9% for 15 years and calls for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

     In accordance with SAB Topic 5:E, the ChemWay assets returned on December 4, 2000 are reflected as a reclassification of net assets transferred under contractual agreements of $1,628,000 ($2,134,860 in net property and equipment less $506,860 in notes payable) to their respective financial statement captions. Accordingly, the $506,860 note payable assumed by the Company was reclassified as long-term debt payable and the remaining net asset value of $2,134,860 was reclassified to property and equipment. No gain or loss was recognized on the exchange of certain ChemWay assets for the Affiliated common stock held by the Company. No other liabilities of ChemWay or Affiliated were assumed or are the responsibility of the Company.

  C. LONG TERM DEBT

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

     On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp. (ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear an interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Proceeds of the Financing will be used to settle remaining amounts owed to the Company's primary lender under the Agreement (Note B), purchase of capital assets and inventory, and provide additional working capital. Funding of the loan is subject to the completion and satisfaction, to ACC's approval, of

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

     certain requirements and covenants of the Financing. Those requirements and covenants include, but are not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. Accordingly, the Company has no assurance that the Financing will be closed.

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

  D. AGREEMENT TO SALE CERTAIN ASSETS

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

     The following summarizes the Company's various sales of assets during the nine months ended June 30, 2001 (in thousands):

        Net proceeds:
          Citgo, Texaco and Diamond Shamrock accounts           $1,286
          Phillip 66 accounts                                      556
          Other independent dealer accounts                        178
          Sale of company operated stores and equipment          3,637
          Other                                                    115
                                                                ------
            Total net proceeds                                  $5,772
        Net book value of assets sold:
          Citgo, Texaco and Diamond Shamrock accounts           $  699
          Phillip 66 accounts                                      318
          Other independent dealer accounts                        170
          Sale of company operated stores and equipment          3,414
          Other                                                    205
                                                                ------
            Total net book value of assets sold                  4,806
                                                                ------
          Net gain on sale of assets for the nine months
           ended June 30, 2001                                  $  966
                                                                ======

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

  E. RESULTS OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS

     During the three years in the period ended September 30, 2000, the Company has recorded operating losses from continuing operations aggregating $10.8 million and net losses aggregating $18.8 million. At September 30, 2000, the Company has a working capital deficit of $13.2 million and stockholders' equity of $1,304,000. In addition, the Company is in violation of various debt covenants, which default has been waived by the bank through January 31, 2001 (Note 5).

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  Information concerning the Company's business activities is summarized as follows (in thousands):

                                           TEXAS         TEXAS                      ENVIRONMENTAL       OTHER
                                         PETROLEUM     CONVENIENCE    LOUISIANA      REMEDIATION     RECONCILING   CONSOLIDATED
YEAR ENDED                               MARKETING       STORES       OPERATIONS       SERVICES       ITEMS (1)       TOTAL
                                          -------        -------        -------         ------        --------       --------
September 30, 2000:
 Revenues from external
  customer
  Motor fuel sales                        $53,772        $15,361        $ 9,921         $    -        $      -       $ 79,054
  Convenience store sales                       -          9,543          3,694              -               -         13,237
  Other                                     1,038            358            181          1,461               -          3,038
 Intersegment revenues                     17,309              -              -              -         (17,309)             -
                                          -------        -------        -------         ------        --------       --------
    Total revenues                        $72,119        $25,262        $13,796         $1,461        $(17,309)      $ 95,329
                                          =======        =======        =======         ======        ========       ========
 Depreciation and amortization                990            328            126             51              18          1,513
 Operating income (loss)                     (601)          (742)          (676)           262          (1,682)        (3,439)
 Segment assets                            12,017          6,043          2,072          1,189               -         21,321
 Expenditures for property
  and equipment                               402             46             13              6               -            467

September 30, 1999: (Unaudited)
 Revenues from external
  customer
  Motor fuel sales                        $47,913        $12,659        $ 9,671         $    -        $      -       $ 70,243
  Convenience store sales                       -          9,599          2,882              -               -         12,481
  Other                                     2,251            615            141          1,542               -          4,549
 Intersegment revenues                     14,239              -              -              -         (14,239)             -
                                          -------        -------        -------         ------        --------       --------
    Total revenues                        $64,403        $22,873        $12,694         $1,542        $(14,239)      $ 87,273
                                          =======        =======        =======         ======        ========       ========
 Depreciation and amortization              1,097            286            130             58              18          1,589
 Operating income (loss)                   (1,335)           (34)          (334)           177          (1,854)        (3,380)
 Segment assets                            14,128          6,360          2,115          1,284             885         24,374
 Expenditures for property
  and equipment                               354             81            133              -              73            641

September 30, 1998:
 Revenues from external
  customer
  Motor fuel sales                        $60,146        $13,965        $ 9,719         $    -        $      -       $ 83,830
  Convenience store sales                       -         10,783          2,706              -               -         13,489
  Other                                     4,312            878            453          1,152               -          6,795
 Intersegment revenues                     15,074              -              -              -         (15,074)             -
                                          -------        -------        -------         ------        --------       --------
    Total revenues                        $79,532        $25,626        $12,878         $1,152        $(15,074)      $104,114
                                          =======        =======        =======         ======        ========       ========
 Depreciation and amortization              1,250            369            147            112              17          1,895
 Operating income (loss)                     (987)          (543)           (88)           (81)         (2,295)        (3,994)
 Segment assets                            16,654          6,657          1,953            957           1,055         27,276
 Expenditures for property
  and equipment                               655          1,188             52              5            (514)         1,386

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

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

  A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                ----------------------------------------------------
                                                                 2000                   1999                  1998
                                                                -------                -------               -------
                                                                                      (UNAUDITED)          (UNAUDITED)
Total operating loss for reportable segments                    $(1,757)               $(1,526)              $(1,699)
Valuation allowance on net assets transferred                      (802)                  (784)                    -
Interest income                                                      16                     94                    22
Interest expense                                                 (1,725)                (1,802)               (1,387)
Unallocated corporate expenses                                   (1,682)                (1,854)               (2,295)
Other, net                                                          (52)                  (273)                   46
                                                                -------                -------               -------

Total consolidated loss from continuing
 operations before income taxes                                 $(6,002)               $(6,145)              $(5,313)
                                                                =======                =======               =======

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

                                                                          YEAR ENDED SEPTEMBER 30, 2000
                                                          ---------------------------------------------------------
                                                                      Q1                              Q2
                                                          -------------------------       -------------------------
                                                          PREVIOUSLY          AS          PREVIOUSLY          AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                          -------------------------       -------------------------
Revenue                                                    $22,012          $22,012        $23,150          $23,150
Gross profit                                                 2,585            2,585          2,570            2,570
Operating income (loss)                                       (667)            (667)        (1,082)          (1,082)
Valuation allowance on net assets transferred                    -             (286)             -             (239)
Income (loss) from continuing operations                    (1,214)          (1,500)        (1,430)          (1,673)
Gain from sale of discontinued operations                      266                -              -                -
Net income (loss)                                             (948)          (1,500)        (1,434)          (1,673)

Basic and diluted loss per common share:
  Income (loss) per common share:
   Continuing operations                                   $ (0.30)         $ (0.37)       $ (0.36)         $ (0.41)
   Discontinued operations                                    0.06                -              -                -
                                                           -------          -------        -------          -------
    Total                                                  $ (0.24)         $ (0.37)       $ (0.36)         $ (0.41)
                                                           =======          =======        =======          =======

                                                                          YEAR ENDED SEPTEMBER 30, 2000
                                                          ---------------------------------------------------------
                                                                      Q3                              Q4
                                                          -------------------------       -------------------------
                                                          PREVIOUSLY          AS          PREVIOUSLY          AS
                                                           REPORTED        RESTATED        REPORTED        RESTATED
                                                          -------------------------       -------------------------
Revenue                                                    $24,878        $24,878          $25,289        $25,289
Gross profit                                                 2,328          2,328            2,658          2,658
Operating income (loss)                                       (834)          (834)            (856)          (856)
Valuation allowance on net assets transferred                    -           (130)               -           (147)
Income (loss) from continuing operations                    (1,211)        (1,344)          (1,345)        (1,485)
Gain from sale of discontinued operations                        -              -                -              -
Net income (loss)                                           (1,214)        (1,344)          (1,338)        (1,485)

Basic and diluted loss per common share:
  Income (loss) per common share:
   Continuing operations                                   $ (0.30)       $ (0.33)         $ (0.31)       $ (0.35)
   Discontinued operations                                       -              -                -              -
                                                           -------        -------          -------        -------
    Total                                                  $ (0.30)       $ (0.33)         $ (0.31)       $ (0.35)
                                                           =======        =======          =======        =======

EVANS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                      YEAR ENDED SEPTEMBER 30, 1999
                                                    ---------------------------------------------------------------
                                                                         Q1                           Q2
                                                    ----------------------------         --------------------------
                                                     PREVIOUSLY            AS            PREVIOUSLY           AS
                                                      REPORTED          RESTATED          REPORTED         RESTATED
                                                    -----------         --------         ----------        --------
                                                                       (UNAUDITED)                        (UNAUDITED
Revenue                                                 $20,998           $20,998           $19,159          $19,159
Gross profit                                              3,393             3,393             2,816            2,816
Operating income (loss)                                    (695)             (695)           (1,013)          (1,013)
Valuation allowance on net assets transferred                 -                 -                 -             (305)
Loss on impairment of marketable securities                   -                 -                 -                -
Income (loss) from continuing operations                   (778)           (2,591)           (1,689)          (1,994)
Gain from sale of discontinued operations                 3,973                 -                 -                -
Net income (loss)                                         3,195            (2,591)           (1,689)          (1,994)

Basic and diluted loss per common share:
  Income (loss) per common share:
   Continuing operations                                $ (0.22)          $ (0.74)          $ (0.44)         $ (0.52)
   Discontinued operations                                 1.13                 -                 -                -
                                                        -------           -------           -------          -------
    Total                                               $  0.91           $ (0.74)          $ (0.44)         $ (0.52)
                                                        =======           =======           =======          =======
                                                                         YEAR ENDED SEPTEMBER 30, 1999
                                                       ------------------------------------------------------------
                                                                    Q3                                Q4
                                                       --------------------------        --------------------------
                                                       PREVIOUSLY           AS           PREVIOUSLY           AS
                                                        REPORTED         RESTATED         REPORTED         RESTATED
                                                       ----------        --------        ----------        --------
                                                                        (UNAUDITED                        (UNAUDITED)
Revenue                                                   $24,258          $24,258          $22,858          $22,858
Gross profit                                                3,176            3,176            2,469            2,469
Operating income (loss)                                      (337)            (337)          (1,335)          (1,335)
Valuation allowance on net assets transferred                   -             (248)               -             (231)
Loss on impairment of marketable securities                (8,063)               -             (539)               -
Income (loss) from continuing operations                   (8,720)            (905)          (2,119)          (1,811)
Gain from sale of discontinued operations                       -                -                -                -
Net income (loss)                                          (8,720)            (905)          (2,119)          (1,811)

Basic and diluted loss per common share:
Income (loss) per common share:
Continuing operations                                     $ (2.13)         $ (0.22)         $ (0.55)         $ (0.42)
Discontinued operations                                         -                -                -                -
                                                          -------          -------          -------          -------
Total                                                     $ (2.13)         $ (0.22)         $ (0.55)         $ (0.42)
                                                          =======          =======          =======          =======

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

December 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


/s/ J.L. Evans, Sr.                                 /s/ Peter J. Losavio, Jr.
-------------------------------------------------   -----------------------------------------
Jerriel L. Evans, Sr., December 26, 2001            Peter J. Losavio, Jr., December 26, 2001
Chairman of the Board and Chief Executive Officer   Director

/s/ Darlene E. Jones                                /s/ Matt Hessions
-------------------------------------------------   ------------------------------------------
Darlene E. Jones, December 26, 2001                 Matt Hessions, December 26, 2001
Treasurer and Director                              Director

                               INDEX TO EXHIBITS

EXHIBIT                                                                           SEQUENTIAL PAGE
NUMBER                         DESCRIPTION OF DOCUMENT                                NUMBER
-----------------------------------------------------------------------------------------------
  3.1   Articles of Incorporation of the Company filed with the Texas Secretary of State on October 22, 19681.  Filed with May 11, 1993 filing of Form
        S-1 Registration #33-62684.
  3.2   Certificate of Amendment to Articles of Incorporation of Evans Systems,
        Inc., filed with the Texas Secretary of State on September 21, 1992.
        Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
  3.3   Certificate Amendment of Articles of Incorporation of Evans Systems,
        Inc., filed with the Texas Secretary of State on April 9, 1993. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
  3.4   By-Laws of the Company. Filed with May 11, 1993 filing of Form S-1
        Registration #33-62684.
 10.1   Phillips "66" Marketing Agreement dated October 21, 1986.  Filed with
        May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.2   Amoco Lubricants Distributor Agreement dated June 21, 1990 and Schedule dated January 2, 1992. Filed with May 11, 1993 filing of Form S-1
        Registration #33-62684.
 10.3   Diamond Shamrock Storage Lease dated July 12, 1985.  Filed with May 11,
        1993 filing of Form S-1 Registration #33-62684.
 10.4   Star Enterprise "Texaco" Marketing Agreement effective July 1, 1993.
        Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.5   Shell Lubricants Reseller Agreement effective January 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.6   Texaco Lubricants agreement effective July 1, 1990. Filed with May 11,
        1993 filing of Form S-1 Registration #33-62684.
 10.7   Conoco Jobber Franchise Agreement effective April 1, 1990. Filed with
        May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.8   Mobil Marine Distributor Agreement effective June 3, 1992. Filed with
        May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.9   Form of Series B Warrants to Purchase Common Stock of Registrant.
        Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.10  Coastal Refinery & Marketing, Inc. Facilities Access Agreement,
        effective September 5, 1989. Filed with May 11, 1993 filing of Form S-1
        Registration #33-62684.
 10.11  FINA Lubricants Marketing Agreement dated February 1, 1989. Filed with
        May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.12  Texaco Terminating Agreement dated April 30, 1986. Filed with May 11,
        1993 filing of Form S-1 Registration #33-62684.
 10.13  Citgo Petroleum Distributor Franchise Agreement effective August 1,
        1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.14  Incentive Stock Option Plan. Filed with May 11, 1993 filing of Form S-1
        Registration #33-62684.
 10.15  Form of Incentive Stock Option Agreement. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
 10.16  Summary Plan Description of E.S.O.P. Filed with May 11, 1993 filing of
        Form S-1 Registration #33-62684.
 10.17  Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-K for the
        year ended September 30, 1994.
 10.18  Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September
        30, 1994.
 10.19  Employment Agreement with Richard A. Goeggel, effective June 16,
        1998, incorporated by reference from Exhibit 10.19 to the Company's
        Annual Report on Form 10-K for the year ended September 30, 1998.
 10.20  Omitted.
 10.21  Employment Agreement with J.L. Evans, Sr., effective April 6, 1998, incorporated by reference from Exhibit 10.21 to the Company's Annual
        Report on Form 10-K for the year ended September 30, 1998.

EXHIBIT                                                                           SEQUENTIAL PAGE
NUMBER                          DESCRIPTION OF DOCUMENT                                NUMBER
------------------------------------------------------------------------------------------------
 10.22  Stock Purchase Agreement dated as of October 30, 1998 by and among the
        Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a.
        Affiliated Resources Corporation, and Way Energy, Inc., a Delaware
        corporation, incorporated by reference from Exhibit 10.22 to the
        Company's Annual Report on Form 10-K for the year ended September 30,
        1998.
 10.23  Amendment No. 1 to Stock Purchase Agreement, dated December 29, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc.,
        a Delaware corporation, incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30,
        1998.
 10.24  Loan Agreement between the Company and Texas Commerce Bank National
        Association, dated as of August 30, 1996, incorporated by reference from
        Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
 10.25  Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
        three months ended March 31, 1999.
 10.26  Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
        for the three months ended March 31, 1999.
 10.27  Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
        three months ended March 31, 1999.
 10.28  Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
        three months ended March 31, 1999.
 10.29  Asset Purchase Agreement dated December 3, 1999, by and between TSC
        Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc., Evans Oil Co.,
        EDCO, Inc., and Way Energy Systems, Inc. incorporated by reference from
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999.
 10.30  Amendment to Loan Agreement dated June 30, 1999
 10.31  Amendment to Loan Agreement dated August 31, 1999
 10.32  Amendment to Loan Agreement dated November 30, 1999
*10.33  Stipulated Judgment dated December 1, 2000 in the District Court of Matagorda,
        Texas, 130th Judicial District
*10.34  Deed in Lieu of Foreclosure dated September 26, 2000 by and between ChemWay, Inc.,
        Way Energy, Inc. and Evans Systems, Inc.
*21.0   Subsidiaries of Registrant
*23.0   Consent to the incorporation by reference in the Company's Registration
        Statements on Forms S-8 of the report of Stephenson & Trilicek, P. C. included herein.

-----------
*Filed herewith.