Form 10-Q/A
period 2000-12-31
EVANS SYSTEMS INC
filed 2001-12-27
CIK 904901

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 27, 2001
--------------------------------------------------------------------------------

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
Physical Address: 1625 Hwy 60 North, Bay City, Texas 77414-2480 (979) 245-2424 (Name, address, including zip code, and telephone number, including area code, of agent for service)

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

                              EVANS SYSTEMS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION

     Financial Statements (Unaudited)                                Page Number
          Condensed Consolidated Balance Sheets as of
          December 31, 2000 and September 30, 2000                         3

          Condensed Consolidated Statements of Income for the
          Three Months Ended December 31, 2000 and 1999                    4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 2000 and 1999                    5

          Notes to the Condensed Consolidated Financial Statements         6

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                11


PART II.  OTHER INFORMATION

     Exhibits and Reports on Form 8-K
          A.  Exhibits Index                                              17
          B.  Reports on Form 8-K                                         17

     Signatures                                                           17

PART I.  FINANCIAL INFORMATION

                              EVANS SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                                                 December 31,    September 30,
                                                                    2000             2000
                                                                 ------------    -------------
                                                                         (As Restated)
               ASSETS
               ------
Current Assets:
  Cash and cash equivalents                                       $    975         $    725
  Trade receivables, net of allowance for doubtful
     accounts of $209,000 and $290,000, respectively                 1,220            2,536
  Inventory                                                          2,087            2,717
  Prepaid expenses and other current assets                            175              170
                                                                  --------         --------
     Total current assets                                            4,457            6,148

Property and equipment, net                                         13,732           13,409
Net assets transferred under contractual agreement,
   net of a valuation allowance of $0 and $1,586,000                     -            1,628
Other assets                                                           135              136
                                                                  --------         --------
       Total assets                                               $ 18,324         $ 21,321
                                                                  ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $  5,013         $  7,575
  Current portion of long-term debt                                  9,295            9,910
  Current portion of obligations under capital leases                  738              744
  Accrued interest                                                   1,227            1,072
                                                                  --------         --------
     Total current liabilities                                      16,273           19,301
Long-term debt, net of current portion                               1,056              630
Obligations under capital leases, net of current portion                77               86
                                                                  --------         --------
     Total liabilities                                              17,406           20,017
                                                                  --------         --------
Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
  authorized, 5,542,331 shares issued and outstanding                   55               55
  Additional paid-in capital                                        16,850           16,850
  Accumulated deficit                                              (15,553)         (15,167)
  Treasury stock, 72,589 shares, at cost                              (434)            (434)
                                                                  --------         --------
     Total stockholders' equity                                        918            1,304
                                                                  --------         --------
       Total liabilities and stockholders' equity                 $ 18,324         $ 21,321
                                                                  ========         ========



  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                 Three Months Ended December 31,
                                                 ------------------------------
                                                          2000        1999
                                                          ----        ----
                                                            (As Restated)
Revenues:
  Refined product sales                                  $13,217     $18,481
  Other sales and services                                 2,958       3,531
                                                         -------     -------
     Total revenues                                       16,175      22,012
Cost of sales                                             14,079      19,427
                                                         -------     -------
Gross profit                                               2,096       2,585
                                                         -------     -------
Operating expenses:
  Employment expenses                                      1,212       1,459
  Other operating expenses                                   624         800
  General & administrative expenses                          548         620
  Depreciation and amortization                              320         373
                                                         -------     -------
  Total operating expenses                                 2,704       3,252
                                                         -------     -------
Operating loss                                              (608)       (667)
Other income (expense)
  Valuation allowance on net assets
      transferred (Note C)                                     -        (286)
  Gain on sale of assets                                     631           1
  Interest expense, net                                     (372)       (555)
  Other, net                                                 (37)          7
                                                         -------     -------
     Total other income (expense)                            222        (833)
                                                         -------     -------
Income (loss) before benefit from income taxes              (386)     (1,500)
Provision for income taxes                                     -           -
                                                         -------     -------
Net income (loss)                                        $  (386)    $(1,500)
                                                         =======     =======

Basic and diluted earnings (loss) per share:
  Net income (loss)                                      $ (0.07)    $  (.37)
                                                         =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                          2000         1999
                                                          ----         ----
                                                            (As Restated)
Cash flows provided (used) by operating activities:
 Net income (loss)                                       $  (386)    $(1,500)
 Adjustments:
  Depreciation and amortization                              320         373
  Deferred income taxes                                        -           -
  Loss (gain) on sale of fixed assets                       (631)         (1)
  Valuation allowance on net assets
   transferred (Note C)                                        -         286
  Stock option compensation expense                            -         126
  Changes in working capital:
   Current assets                                          1,942      (1,551)
   Current liabilities                                    (2,407)      1,629
                                                         -------     -------
 Total adjustments                                          (776)        862
                                                         -------     -------
Net cash provided (used) by operating activities          (1,162)       (638)
                                                         -------     -------
Cash flows provided (used) by investing activities:
 Capital expenditures                                          -        (163)
 Proceeds from sale of property and equipment              2,123          19
 Other, net                                                    -         134
                                                         -------     -------
Net cash provided (used) by investing activities           2,123         (10)
                                                         -------     -------
Cash flows used by financing activities:
 Repayment on notes payable, net                            (711)       (284)
 Net proceeds from stock issuance                              -           -
                                                         -------     -------
Net cash used by financing activities                       (711)       (284)
                                                         -------     -------
Net increase (decrease) in cash                              250        (932)
Cash and cash equivalents, beginning of period               725         992
                                                         -------     -------
Cash and cash equivalents, end of period                 $   975     $    60
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

NOTE B - LONG-TERM DEBT

In December 2000, the Company and its primary lender reached an agreement (the Agreement) whereby the total debt due to this bank at December 31, 2000 of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the terms of the Agreement, sales of Company assets, including the sales of Evans Oil of Louisiana, certain Texas C-stores and sales of certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The Agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Agreement also provides that should the August 15, 2001 deadline not be met, all outstanding principal, accrued interest and penalties due to this lender will become due. As of March 31, 2001, total debt due to this bank was approximately $6,272,000 plus accrued interest and penalties of $1,181,000. However, as the Company has no assurance that it can fulfill the terms of the Agreement by the specified deadlines and in accordance with SFAS No. 5, Accounting for Contingencies, the Company has not reflected the modified terms in the accompanying financial statements and has not recorded any potential gain on the Agreement.

The Company assumed the outstanding debt of $506,860 on a warehouse building received in the exchange of Affiliated Resources common stock for certain assets of ChemWay, Inc (Note C). The note bears interest at 14.9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing to meet the terms of the agreement. Management believes that the sales of certain assets of the Company (see Note H) as well as the effects of potential new financing will provide sufficient cash to meet the June 15, 2001 deadline as well as provide additional working capital.

                              EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

However, there can be no assurance that such agreements will be realized or successful.

NOTE C - NET ASSETS TRANSFERRED UNDER CONTRACTUAL AGREEMENT

On December 4, 2000, the Company entered into a stipulated judgment against Affiliated Resources Corporation (Affiliated) and ChemWay, Inc. pertaining to the Company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6 million, arising from Affiliated's failure to fund the put right at $4.00 per share of the 1,500,000 shares of Affiliated common stock the Company had received as consideration for the sale. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for certain assets and properties of ChemWay, Inc. as the sole payment for the $6 million judgment. The 2,500,000 shares of Affiliated common stock held by the Company as collateral for payment of the Put were returned to Affiliated upon receipt of certain ChemWay assets. Management is presently evaluating all strategic alternatives relating to the assets received by deed in lieu of foreclosure.

In connection with this transaction and to protect the assets received, the Company assumed the outstanding debt of $506,860 on a warehouse building received under the Stipulated Judgment and Deed in Lieu of Foreclosure (Note B).

In accordance with SAB Topic 5:E, the ChemWay assets returned on December 4, 2000 are reflected as a reclassification of net assets transferred under contractual agreements of $1,628,000 to their respective financial statement captions. Accordingly, the $506,860 note payable assumed by the Company was reclassified as long-term debt payable and the remaining net asset value of $2,134,860 was reclassified to property and equipment. No gain or loss was recognized on the exchange of certain ChemWay assets for the Affiliated common stock held by the Company. No other liabilities of ChemWay or Affiliated were assumed or are the responsibility of the Company. ChemWay remains a wholly owned subsidiary of Affiliated. The otherwise tax liability from this transaction is offset by net operating and capital loss carryforwards of the Company generated from previous years losses, and accordingly, no provision has been recorded as of December 31, 2000.

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

                              EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE G - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 2000 and 1999, and the three months ended December 31, 2000 to give effect to the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note C). All notes and disclosures included herein have been amended, as appropriate, to reflect the restatement. The operating losses as previously reported by the Company have not been affected. However, previously reported net loss and net loss per share in each quarterly and annual report covering periods between December 30, 1998 and December 31, 2000 have changed. The effect of the restatement discussed above on the quarterly statement of operations is as follows:

                                                                   QUARTER ENDED DECEMBER 31,
                                                    ---------------------------------------------------------
                                                                2000                             1999
                                                    -------------------------        ------------------------
                                                    PREVIOUSLY          AS            PREVIOUSLY        AS
                                                     REPORTED        RESTATED          REPORTED      RESTATED
                                                    ----------       --------         ----------     --------
Revenues                                              $16,175         $16,175          $22,012       $22,012
Cost of sales                                          14,079          14,079           19,427        19,427
                                                      -------         -------          -------       -------
Gross profit                                            2,096           2,096            2,585         2,585
Operating expenses                                      2,704           2,704            3,252         3,252
                                                      -------         -------          -------       -------
Operating loss                                           (608)           (608)            (667)         (667)
Other income (expense)
  Gain on exchange on marketable securities
    for certain ChemWay assets                          2,396               -
  Valuation allowance on net assets transferred             -               -                -          (286)
  Gain (loss) on sale of assets                           631             631                1             1
  Interest expense, net                                  (372)           (372)            (555)         (555)
  Other income (expense)                                  (37)            (37)               7             7
                                                      -------         -------          -------       -------
      Total other income (expense)                      2,618             222             (547)         (833)
                                                      -------         -------          -------       -------
Loss from continuing operations                         2,010            (386)          (1,214)       (1,500)
Discontinued operations
  Gain on disposal of ChemWay                               -               -              266             -
                                                      -------         -------          -------       -------
Net loss                                                2,010         $  (386)            (948)      $(1,500)
                                                                      =======                        =======
Unrealized gain on marketable securities                 (866)                              39
                                                      -------                          -------
Comprehensive income (loss)                           $ 1,144                          $  (909)
                                                      =======                          =======
Basic and diluted earnings (loss) per
 common share:
  Continuing operations                               $  0.36         $ (0.07)         $ (0.30)      $ (0.37)
  Discontinued operations                                   -               -             0.06             -
                                                      -------         -------          -------       -------
  Earnings (loss) per common share                    $  0.36         $ (0.07)         $ (0.24)      $ (0.37)
                                                      =======         =======          =======       =======

                              EVANS SYSTEMS, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H - MANAGEMENT PLANS AND SUBSEQUENT EVENTS

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

On February 15, 2001, the Company entered into an agreement to sale Evans Oil of Louisiana, Inc. (EOLA). Under the terms of the agreement, the Company would receive proceeds of approximately 1.3 million for all the fixed assets and inventory of EOLA. The sale is expected to close on or before April 15, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

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

December 31, 2000-
  Revenues from external
    Customers:
      Motor fuel sales         $ 9,142         $2,654        $1,420             $  -        $     -         $13,216
      Convenience store sales        -          1,846           712                -              -           2,558
      Other                         90            123            12              174              -             399
  Intersegment revenues          2,397              -             -                -         (2,397)              -
                               -------         ------        ------             ----        -------         -------
        Total revenues         $11,629         $4,623        $2,144             $174        $(4,085)        $22,012
                               =======         ======        ======             ====        =======         =======
  Depreciation and
   amortization
  Operating income (loss)      $   220         $   66        $   27             $  5        $     2         $   320
                               $   146         $ (170)       $ (261)            $(46)       $  (277)        $  (608)

December 31, 1999-
  Revenues from external
    Customers:
      Motor fuel sales         $12,504         $3,624        $2,353             $  -        $     -         $18,481
      Convenience store sales        -          2,267           762                -              -           3,029
      Other                         65             85            45              307              -             502
  Intersegment revenues          4,085              -             -                -         (4,085)              -
                               -------         ------        ------             ----        -------         -------
        Total revenues         $16,654         $5,976        $3,160             $307        $(4,085)        $22,012
                               =======         ======        ======             ====        =======         =======
  Depreciation and
   amortization
  Operating income (loss)      $   257         $   67        $   32             $ 13        $     4         $   373
                               $   (88)        $  (21)       $ (233)            $ 78        $  (403)        $  (667)

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows
(in thousands):

                                                   Quarter Ended Dec. 31
                                                   ---------------------
                                                       2000      1999
                                                      ------    ------
Total operating loss for reportable segments          $(331)   $  (264)
Valuation allowance on net assets transferred             -       (286)
Gain on sale of assets                                  631          1
Interest expense, net                                  (372)      (555)
Unallocated corporate expenses                         (277)      (403)
Other, net                                              (37)         7
                                                      -----    -------
Total consolidated income (loss) from continuing
 operations before income taxes                       $(386)   $(1,500)
                                                      =====    =======

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



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 2000 and 1999. This is the first quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.


                                          Three Months         Three Months
                                             Ended                Ended
                                        December 31, 2000    December 31, 1999
                                        ------------------   ------------------
                                          (In thousands)       (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                           $ 9,232              $12,569
Gross profit                                          891                  963
Operating expenses                                    745                1,051
                                                  -------              -------
Operating loss                                        146                  (88)

TEXAS CONVENIENCE STORES
Revenue                                           $ 4,624              $ 5,976
Gross profit                                          834                1,058
Operating expenses                                  1,004                1,079
                                                  -------              -------
Operating loss                                       (170)                 (21)

LOUISIANA OPERATIONS
Revenue                                           $ 2,144              $ 3,160
Gross profit                                          285                  339
Operating expenses                                    546                  572
                                                  -------              -------
Operating loss                                       (261)                (233)

EDCO ENVIRONMENTAL
Revenue                                           $   174              $   307
Gross profit                                           85                  225
Operating expenses                                    131                  147
                                                  -------              -------
Operating income (loss)                               (46)                  78

UNALLOCATED GENERAL AND ADMIN EXP.                $  (278)             $  (403)
                                                  -------              -------

TOTAL
Revenue                                           $16,174              $22,012
Gross profit                                        2,095                2,585
Operating expenses                                  2,704                3,252
                                                  -------              -------
Operating loss                                       (609)                (667)

The Company sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. In February 2001 the Company sold its Phillips 66 accounts. The Company intends to maintain and develop their Chevron and Exxon brands while marketing new Texaco branded accounts.

Consolidated revenues decreased $5,867,000, or approximately 26.7% to $16,174,000 in the quarter ended December 31, 2000, as compared with revenues of $22,012,000 in the quarter ended December 31, 1999.

Fuel sales declined $5,185,000 while merchandise, other sales, and services declined $682,000 in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999.

Consolidated gross profit declined $490,000 or approximately 19.0% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 13.0% of sales in the quarter ended December 31, 2000, as compared with approximately 11.7% of sales in the quarter ended December 31, 1999. The increase in Gross Margin is primarily due to the sale of lower margin gasoline accounts combined with a change in revenue mix.

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

Net loss decreased to $386,000 in the quarter ended December 31, 2000, as compared with a loss of $1,500,000 in the quarter ended December 31, 1999. Net loss in the current quarter includes a gain on the sale of certain assets of $631,000. Net loss for the quarter ended December 31, 1999 includes a valuation allowance of the net assets transferred to Affiliated, as required under SAB Topic 5:E.

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

The Company sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. In February 2001 the Company sold its Phillips 66 accounts. The Texas Petroleum Marketing segment intends to maintain and develop their Chevron and Exxon brands while marketing new Texaco branded accounts.

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

Total revenues decreased $1,016,000 or approximately 32.2% in the quarter ended December 31, 2000, as compared with the quarter ended December 31, 1999. The decrease is primarily attributable to a $617,000 decline in wholesale distributions, $338,000 in convenience store fuel sales, $50,000 decrease in convenience store merchandise revenues and an $11,000 decrease in other sales. Fuel sales in gallons declined 1,142,000 or approximately 51.5% to 1,075,000 gallons in the quarter ended December 31, 2000, as compared with 2,217,000 gallons in the quarter ended December 31, 1999. Convenience store merchandise sales decreased $50,000 or approximately 6.6% to $712,000 in the quarter ended December 31, 2000 as compared with $762,000 in the quarter ended December 31, 1999.

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

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

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



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

I.   EXHIBITS INDEX

     NONE


II.  REPORTS ON FORM 8-K

     NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      EVANS SYSTEMS, INC.
                                       (REGISTRANT)


Date: December 27, 2001               By:   /s/ J.L. Evans, Sr.
                                         -----------------------------
                                         J.L. Evans, Sr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         And authorized to sign on
                                         behalf of the registrant


                                      By:  /s/ Charles N. Way
                                         ----------------------------
                                         Charles N. Way
                                         Controller
                                         And authorized to sign on behalf
                                         of the registrant.