Form 10-Q/A
period 2001-03-31
EVANS SYSTEMS INC
filed 2001-12-27
CIK 904901

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.  YES      NO
                                           ---

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 21, 2001 were 6,659,831

                              EVANS SYSTEMS, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION
      Financial Statements (Unaudited)                                                        Page Number
          Condensed Consolidated Balance Sheet as of
          March 31, 2001 and September 30, 2000                                                      3

          Condensed Consolidated Statement of Income for the
          Three Months Ended March 31, 2001 and 2000                                                 4

          Condensed Consolidated Statement of Income for the
          Six Months Ended March 31, 2001 and 2000                                                   5

          Condensed Consolidated Statement of Cash Flows for the
          Six Months Ended March 31, 2001 and 2000                                                   6

          Notes to the Condensed Consolidated Financial Statements                                   7

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                          16


PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K
          A. Exhibits Index                                                                         26
          B. Reports on Form 8-K                                                                    26

     Signatures                                                                                     26


PART I.  FINANCIAL INFORMATION

                              EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              March 31,    September 30,
                                                                2001           2000
                                                              --------     ------------
               ASSETS                                               (As Restated)
               ------
Current assets:
  Cash and cash equivalents                                    $    487         $    725
  Trade receivables, net of allowance for doubtful
     accounts of $142,000 and $285,000, respectively              1,266            2,536
  Inventory                                                       1,807            2,717
  Prepaid expenses and other current assets                         205              170
                                                               --------         --------
     Total current assets                                         3,765            6,148
Property and equipment, net                                      10,734           13,409
Net assets transferred under contractual agreement,
   net of a valuation allowance of $0 and $1,586,000                  -            1,628
Other assets                                                         91              136
                                                               --------         --------
       Total assets                                            $ 14,590         $ 21,321
                                                               ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                        $  4,778         $  7,575
  Current portion of long-term debt                               6,575            9,910
  Current portion of obligations under capital leases               738              744
  Accrued interest                                                1,268            1,072
                                                               --------         --------
     Total current liabilities                                   13,359           19,301
Long-term debt, net of current portion                              812              630
Obligations under capital leases, net of current portion             69               86
                                                               --------         --------
     Total liabilities                                           14,240           20,017

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 6,659,831 and 5,542,331 shares
   issued and outstanding, respectively                              67               55
  Additional paid-in capital                                     17,061           16,850
  Accumulated deficit                                           (16,344)         (15,167)
  Treasury stock, 72,589 shares, at cost                           (434)            (434)
                                                               --------         --------
     Total stockholders' equity                                     350            1,304
                                                               --------         --------
       Total liabilities and stockholders' equity              $ 14,590         $ 21,321
                                                               ========         ========



  The accompanying notes are an integral part of these condensed consolidated financial statements


                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended March 31,
                                                ---------------------------
                                                     2001          2000
                                                    -------       -------
                                                        (As Restated)
Revenues:
 Motor fuel sales                                   $ 8,857       $19,353
 Other sales and services                             2,292         3,797
                                                    -------       -------
   Total revenues                                    11,149        23,150
Cost of sales
 Motor fuel                                           7,980        18,215
 Other sales and services                             1,610         2,365
                                                    -------       -------
   Total cost of sales                                9,590        20,580
                                                    -------       -------
Gross profit                                          1,559         2,570
Operating expenses:
 Employment expenses                                  1,320         1,557
 Other operating expenses                               409         1,014
 General & administrative expenses                      550           714
 Depreciation and amortization                          300           367
                                                    -------       -------
   Total operating expenses                           2,579         3,652
                                                    -------       -------
Operating loss                                       (1,020)       (1,082)
Other income (expense)
 Valuation allowance on net assets
  transferred (Note D)                                    -          (239)
 Gain (loss) on sale of assets                          248           (15)
 Interest expense, net                                  (51)         (342)
 Other, net                                              32             9
                                                    -------       -------
   Total other income (expense)                         229          (587)
                                                    -------       -------
Income (loss) before benefit from income taxes         (791)       (1,669)
Provision for income taxes                                -             4
                                                    -------       -------
Net income (loss)                                   $  (791)      $(1,673)
                                                    =======       =======

Basic and diluted earnings (loss) per share:
 Net income (loss)                                    $(.12)        $(.41)
                                                    =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                Six Months Ended March 31,
                                                -------------------------
                                                    2001         2000
                                                   -------      -------
                                                      (As Restated)
Revenues:
 Motor fuel sales                                  $22,074      $37,634
 Other sales and services                            5,250        7,528
                                                   -------      -------
  Total revenues                                    27,324       45,162
Cost of sales
 Motor fuel                                         19,965       35,393
 Other sales and services                            3,704        4,614
                                                   -------      -------
  Total cost of sales                               23,669       40,007
                                                   -------      -------
Gross profit                                         3,655        5,155
Operating expenses:
 Employment expenses                                 2,532        3,016
 Other operating expenses                            1,033        1,814
 General & administrative expenses                   1,098        1,334
 Depreciation and amortization                         620          740
                                                   -------      -------
  Total operating expenses                           5,283        6,904
                                                   -------      -------
Operating loss                                      (1,628)      (1,749)
Other income (expense)
 Valuation allowance on net assets
  transferred (Note D)                                   -         (525)
 Gain (loss) on sale of assets                         879          (14)
 Interest expense, net                                (423)        (897)
 Other, net                                             (5)          16
                                                   -------      -------
  Total other income (expense)                         451       (1,420)
                                                   -------      -------
Income (loss) before benefit from income taxes      (1,177)      (3,169)
Provision for income taxes                               -            4
                                                   -------      -------
Net income (loss)                                  $(1,177)     $(3,173)
                                                   =======      =======

Basic and diluted earnings (loss) per share:
 Net income (loss)                                 $  (.18)     $  (.79)
                                                   =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    Six Months Ended March 31,
                                                    -------------------------
                                                       2001         2000
                                                      -------      -------
                                                         (As Restated)
Cash flows from operating activities:
 Net income (loss)                                    $(1,177)    $(3,173)
 Adjustments:
  Depreciation and amortization                           620         740
  (Gain) loss on sale of fixed assets                    (879)         14
  Valuation allowance on net assets
   transferred (Note D)                                     -         525
  Stock option compensation expense                         -         252
  Changes in working capital:
   Current assets                                       2,190         (64)
   Current liabilities                                 (2,601)      1,169
                                                      -------     -------
 Total adjustments                                       (670)      2,636
                                                      -------     -------
Net cash provided (used) by operating activities       (1,847)       (537)
Cash flows from investing activities:
 Capital expenditures                                     (74)       (318)
 Proceeds from sale of property and equipment           4,636         198
 Other, net                                                 -         136
                                                      -------     -------
Net cash provided (used) by investing activities        4,562          16
Cash flows from financing activities:
 Net proceeds from stock issuance                         223           -
 Repayment on notes payable, net                       (3,176)       (435)
 Proceeds of additional bank debt                           -       1,000
                                                      -------     -------
Net cash provided (used) by financing activities       (2,953)        565
                                                      -------     -------
Net increase (decrease) in cash                          (238)         44
Cash and cash equivalents, beginning of period            725         992
                                                      -------     -------
Cash and cash equivalents, end of period              $   487     $ 1,036
                                                      =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

The Company assumed the outstanding debt of $506,860 on a warehouse building received by Stipulated Judgment and Deed in Lieu of Foreclosure (Note D). The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE C-AGREEMENT TO SALE CERTAIN ASSETS AND OPERATIONS

On February 15, 2001, the Company entered into an agreement to sale substantially all the assets of Evans Oil of Louisiana, Inc. (EOLA) to two individuals (the purchasers). Under the terms of the agreement, the Company would receive $850,000 cash for all the fixed assets of EOLA, which have a carrying value of approximately $811,000 at March 31, 2001. In addition, the purchasers would acquire all inventory of EOLA at cost, which management estimates to be $285,000. The proceeds of the sale will be used to reduce outstanding debt and provide working capital. The Company closed on the sale of in May 2001 (Note I).

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The following summarizes the Company's various sales of assets during the six months ended March 31, 2001:

  Net proceeds:
     Citgo, Texaco and Diamond Shamrock accounts               $1,286
     Phillip 66 accounts                                          556
     Other independent dealer accounts                            178
     Sale of company operated stores and equipment              2,574
     Other                                                         42
       Total net proceeds                                      ------
  Net book value of assets sold:                                        $4,636
     Citgo, Texaco and Diamond Shamrock accounts               $  699
     Phillip 66 accounts                                          318
     Other independent dealer accounts                            170
     Sale of company operated stores and equipment              2,373
     Other                                                        197
                                                               ------
       Total net book value of assets sold                               3,757
                                                                        ------
  Net gain on sale of assets for the six months
     ended March 31, 2001                                               $  879
                                                                        ======

NOTE D - NET ASSETS TRANSFERRED UNDER CONTRACTUAL AGREEMENT

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

NOTE G - COMMON STOCK

On March 22, 2001, the Board of Directors of the Company granted the Chief Executive Officer (CEO) and Chairman of the Board 1,117,500 shares of the Company's common stock in line with the terms of an Employment Agreement dated October 1, 1998. Of the 1,117,500 shares granted, 800,000 shares were granted as payment of accrued commissions due the CEO of approximately $160,000. The remaining 317,500 shares were granted as payment of accrued deferred salaries due the CEO of approximately $63,500. All shares were granted at an effective price per share of $.20. The Company recorded additional paid in capital of $211,000. The closing price of the Company's stock on March 22, 2001 was $.156 per share.

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

On May 17, 2001, the Company closed on the sale of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE J - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 2000 and 1999, and the three months ended December 31, 2000 to give effect to the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note D). The effects of such restatements have been reflected in the financial statements for the three and six months ended March 31, 2001 and 2000. All notes and disclosures included herein have been amended, as appropriate, to reflect the restatement. The operating losses as previously reported by the Company have not been affected. However, previously reported net loss and net loss per share in each quarterly and annual report covering periods between December 30, 1998 and December 31, 2000 have changed. The effect of the restatement discussed above on the statement of operations for the three and six months ended March 31, 2001 and 2000 is as follows (in thousands):


                                                                     QUARTER ENDED MARCH 31,
                                                         ------------------------------------------------
                                                                  2001                     2000
                                                         ----------------------   ------------------------
                                                         PREVIOUSLY      AS        PREVIOUSLY      AS
                                                          REPORTED     RESTATED     REPORTED     RESTATED
                                                         -----------  ----------  ------------  ----------
Revenues                                                    $11,149     $11,149       $23,150     $23,150
Cost of sales                                                 9,590       9,590        20,580      20,580
                                                            -------     -------       -------     -------
Gross profit                                                  1,559       1,559         2,570       2,570
Operating expenses                                            2,579       2,579         3,652       3,652
                                                            -------     -------       -------     -------
Operating loss                                               (1,020)     (1,020)       (1,082)     (1,082)
Other income (expense)
 Valuation allowance on net assets transferred                    -           -             -        (239)
 Gain (loss) on sale of assets                                  248         248           (15)        (15)
 Interest expense, net                                          (51)        (51)         (342)       (342)
 Other income (expense)                                          32          32             9           9
                                                            -------     -------       -------     -------
    Total other income (expense)                                229         229          (348)       (587)
                                                            -------     -------       -------     -------
Loss from continuing operations before income taxes            (791)       (791)       (1,430)     (1,669)
Provision (benefit) from income taxes                             -           -             4           4
                                                            -------     -------       -------     -------
Net loss                                                       (791)    $  (791)       (1,434)    $(1,673)
                                                                        =======                   =======
Unrealized gain on marketable securities                          -                       157
                                                            -------                   -------
Comprehensive loss                                          $  (791)                  $(1,277)
                                                            =======                   =======

Basic and diluted earnings (loss) per common share:
 Net income (loss)                                           $(0.12)     $(0.12)       $(0.36)     $(0.41)
                                                            =======     =======       =======     =======

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



                                                                    SIX MONTHS ENDED MARCH 31,
                                                         ------------------------------------------------
                                                                  2001                     2000
                                                         ----------------------   ------------------------
                                                         PREVIOUSLY      AS        PREVIOUSLY      AS
                                                          REPORTED     RESTATED     REPORTED     RESTATED
                                                         -----------  ----------  ------------  ----------

Revenues                                                    $27,324     $27,324       $45,162     $45,162
Cost of sales                                                23,669      23,669        40,007      40,007
                                                            -------     -------       -------     -------
Gross profit                                                  3,655       3,655         5,155       5,155
Operating expenses                                            5,283       5,283         6,904       6,904
                                                            -------     -------       -------     -------
Operating loss                                               (1,628)     (1,628)       (1,749)     (1,749)
Other income (expense)
 Gain on exchange on marketable securities for
  certain ChemWay assets                                      2,396           -             -           -
 Valuation allowance on net assets transferred                    -           -             -        (525)
 Gain (loss) on sale of assets                                  879         879           (14)        (14)
 Interest expense, net                                         (423)       (423)         (897)       (897)
 Other income (expense)                                          (5)         (5)           16          16
                                                            -------     -------       -------     -------
    Total other income (expense)                              2,847         451          (895)     (1,420)
                                                            -------     -------       -------     -------
Loss from continuing operations before income taxes           1,219      (1,177)       (2,644)     (3,169)
Provision (benefit) from income taxes                             -           -             4           4
                                                            -------     -------       -------     -------
Loss from continuing operations                               1,219      (1,177)       (2,648)     (3,173)
Discontinued operations
 Gain on disposal of ChemWay                                      -           -           266           -
                                                            -------     -------       -------     -------
Net loss                                                      1,219     $(1,177)       (2,382)    $(3,173)
                                                                        =======                   =======
Unrealized gain on marketable securities                       (866)                      196
                                                            -------                   -------
Comprehensive loss                                          $   353                   $(2,186)
                                                            =======                   =======

Basic and diluted earnings (loss) per common share:
 Continuing operations                                        $0.18      $(0.18)      $ (0.66)     $(0.79)
 Discontinued operations                                          -           -          0.07           -
                                                            -------     -------       -------     -------
 Earnings (loss) per common share                             $0.18      $(0.18)      $ (0.59)     $(0.79)
                                                            =======     =======       =======     =======

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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
March 31, 2001-
 Revenues from external
  Customers:
   Motor fuel sales             $ 5,779     $1,966        $1,112        $      -         $      -        $  8,857
   Convenience store sales            -      1,303           537               -                -           1,840
   Other                             70         81            17             284                -             452
 Intersegment revenues            1,564          -             -               -           (1,564)              -
                                -------     ------        ------        --------         --------        --------
    Total revenues              $ 7,413     $3,350        $1,666        $    284         $ (1,564)       $ 11,149
                                =======     ======        ======        ========         ========        ========
 Depreciation and
  amortization                  $   234     $   34        $   25        $      5         $      2        $    300
 Operating income (loss)        $   (32)    $ (348)       $ (239)       $     50         $   (451)       $ (1,020)

March 31, 2000-
 Revenues from external
  Customers:
   Motor fuel sales             $13,093     $3,697        $2,563        $      -         $      -        $ 19,353
   Convenience store sales            -      2,258           763               -                -           3,021
   Other                            325        126            71             254                -             776
 Intersegment revenues            4,137          -             -               -           (4,137)              -
                                -------     ------        ------        --------         --------        --------
    Total revenues              $17,555     $6,081        $3,397        $    254         $ (4,137)       $ 23,150
                                =======     ======        ======        ========         ========        ========
 Depreciation and
  amortization                  $   251     $   67        $   32        $     13          $     4        $    367
  Operating income (loss)       $  (145)    $ (273)       $  (66)       $    (11)         $  (587)       $ (1,082)

(1)  Consists primarily of unallocated corporate overhead expenses.


A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                Quarter Ended March 31,
                                                ----------------------
                                                    2001       2000
                                                    ----       ----
Total operating loss for reportable segments       $(569)   $  (495)
Valuation allowance on net assets transferred          -       (239)
Gain (loss) on sale of assets                        248        (15)
Interest expense, net                                (51)      (342)
Unallocated corporate overhead expenses             (451)      (587)
Other, net                                            32          9
                                                   -----    -------
 Total consolidated income (loss) from
  continuing operations before income taxes        $(791)   $(1,669)
                                                   =====    =======

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                Texas       Texas                     Environmental        Other
                              Petroleum   Convenience    Louisiana     Remediation      Reconciling    Consolidated
Six Months Ended              Marketing     Stores       Operations     Services         Items (1)        Total
March 31, 2001-
 Revenues from external
  Customers:
   Motor fuel sales             $14,921     $4,620        $2,533        $      -         $      -        $ 22,074
   Convenience store sales            -      3,149         1,249               -                -           4,398
   Other                            160        205            29             458                -             852
 Intersegment revenues            3,961          -             -               -           (3,961)              -
                                -------     ------        ------        --------         --------        --------
    Total revenues              $19,041     $7,974        $3,809        $    458         $ (3,961)       $ 27,324
                                =======     ======        ======        ========         ========        ========
 Depreciation and
  amortization                  $   454     $  100        $   52        $     10         $      4        $    620
 Operating income (loss)        $   114     $ (518)       $ (500)       $      4         $   (728)       $ (1,628)

March 31, 2000-
 Revenues from external
 Customers:
   Motor fuel sales             $25,397     $7,321        $4,916        $      -         $      -        $ 37,634
   Convenience store sales            -      4,526         1,524               -                -           6,050
   Other                            589        211           117             561                -           1,478
 Intersegment revenues            8,222          -             -               -           (8,222)              -
                                -------     ------        ------        --------         --------        --------
    Total revenues              $34,208     12,058        $6,557        $    561         $ (8,222)       $ 45,162
                                =======     ======        ======        ========         ========        ========
 Depreciation and
  amortization                  $   508     $  134        $   63        $     26          $     9        $   740
 Operating income (loss)        $  (233)    $ (295)       $ (299)       $     67          $  (989)        (1,749)

(1)  Consists primarily of unallocated corporate overhead expenses.


A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                Six Months Ended March 31,
                                                -------------------------
                                                      2001       2000
                                                      ----       ----
Total operating loss for reportable segments       $  (900)   $  (760)
Valuation allowance on net assets transferred            -       (525)
Gain (loss) on sale of assets                          879        (14)
Interest expense, net                                 (423)      (897)
Unallocated corporate overhead expenses               (728)      (989)
Other, net                                              (5)        16
                                                   -------    -------
 Total consolidated income (loss) from
  continuing operations before income taxes        $(1,177)   $(3,169)
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

On May 17, 2001, the Company closed on the sale of substantially all of the assets of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

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

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 2001 and 2000. This is the second quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.


                                            Three Months    Three Months
                                               Ended          Ended
                                           March 31, 2001  March 31, 2000
                                           --------------  --------------
                                           (In thousands)  (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                        $ 5,849         $ 13,418
Gross profit                                       633            1,076
Operating expenses                                 666            1,221
                                               -------         --------
Operating loss                                     (33)            (145)

TEXAS CONVENIENCE STORES
Revenue                                        $ 3,350         $  6,081
Gross profit                                       571              954
Operating expenses                                 919            1,227
                                               -------         --------
Operating loss                                    (348)            (273)

LOUISIANA OPERATIONS
Revenue                                        $ 1,665         $  3,397
Gross profit                                       189              429
Operating expenses                                 428              495
                                               -------         --------
Operating loss                                    (239)             (66)

EDCO ENVIRONMENTAL
Revenue                                        $   284         $    254
Gross profit                                       165              111
Operating expenses                                 116              122
                                               -------         --------
Operating income (loss)                             50              (11)


UNALLOCATED GENERAL AND ADMIN EXP.             $  (452)        $   (587)
                                               -------         --------

TOTAL
Revenue                                        $11,149         $ 23,150
Gross profit                                     1,559            2,570
Operating expenses                               2,580            3,652
                                               -------         --------
Operating loss                                  (1,021)          (1,082)

The Company sold it's Texaco, Citgo, and Diamond Shamrock accounts during the first quarter of this year. During the current quarter the Company sold it's Phillips 66 accounts and 6 of its Company operated convenience stores. Revenues, cost and associated operating expenses of these operations are included in the comparable quarter ended March 31, 2000.

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

Operating losses declined $62,000 or approximately 5.6% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

Net loss declined to $791,000 in the quarter ended March 31, 2001, as compared with a loss of $1,673,000 in the quarter ended March 31, 2000. Net loss in the current period includes a $248,000 gain on the sale of assets as compared to a loss of $15,000 on the sale of assets in the quarter ended March 31, 2000. Net interest expense was $51,000 in the quarter ended March 31, 2001, as compared with $342,000 in the quarter ended March 31, 2000.

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

The Texas Convenience Store segment incurred an operating loss of $348,000 in the quarter ended March 31, 2001, as compared with a loss of $273,000 in the quarter ended March 31, 2000. The increased loss is attributable to a $75,000 greater decline in gross profits than operating expenses.

LOUISIANA OPERATIONS

The Louisiana Operations segment is comprised of bulk fuel storage and distribution facility, seven convenience stores with gasoline, and a full-service gasoline station without a convenience store, all located in and around Lake Charles, Louisiana. The Company has previously announced its intention to sell its Louisiana Operations.

On May 17, 2001, the Company closed on the sale of substantially all of the assets of Evans Oil of Louisiana (EOLA) for $850,000 cash for all the fixed assets of EOLA, which had a carrying value of approximately $797,000 on May 17, 2001. The Company recorded a net gain on the sale of approximately $53,000 in the third quarter of 2001. In addition, the Company received approximately $285,000 for all the fuel, oil and retail inventory of EOLA, which represented the Company's cost in such inventory at May 17, 2001. The proceeds of the sale will be used to reduce outstanding debt and provide working capital.

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

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues increased $30,000 or approximately 11.8% in the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000.

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

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the six months ended March 31, 2001 and 2000. This is the first half of ESI's fiscal year, which begins October 1 and ends September 30.

                                                  Six Months Ended
                                          March 31, 2001   March 31, 2000
                                          --------------   --------------
                                          (In thousands)   (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                     $  15,081        $  25,986
Gross profit                                    1,523            2,040
Operating expenses                              1,412            2,273
                                            ---------        ---------
Operating loss                                    114             (233)

TEXAS CONVENIENCE STORES
Revenue                                     $   7,974        $  12,058
Gross profit                                    1,405            2,013
Operating expenses                              1,923            2,308
                                            ---------        ---------
Operating loss                                   (518)            (295)

LOUISIANA OPERATIONS
Revenue                                     $   3,809        $   6,557
Gross profit                                      475              767
Operating expenses                                974            1,066
                                            ---------        ---------
Operating loss                                   (500)            (299)

EDCO ENVIRONMENTAL
Revenue                                     $     458        $     561
Gross profit                                      251              336
Operating expenses                                247              269
                                            ---------        ---------
Operating income (loss)                             4               67

UNALLOCATED GENERAL AND ADMIN EXP           $    (728)       $    (989)

TOTAL
Revenue                                     $  27,234        $  45,162
Gross profit                                    3,655            5,155
Operating expenses                              5,283            6,904
                                            ---------        ---------
Operating loss                                 (1,628)          (1,749)

The Company sold it's Texaco, Citgo, and Diamond Shamrock accounts during the first six months of this year. The Company also sold six of its Company operated Texas convenience stores in the first six months of this year. Revenues, cost and associated operating expenses of these operations are included in the comparable six months ended March 31, 2000.

Consolidated revenues declined $17,834,000 or approximately 39.5% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Motor fuel sales decreased $15,560,000 while other sales and services declined $2,278,000 in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000.

Consolidated gross profit declined $1,500,000 or approximately 29.1% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Gross Margin increased to approximately 13.4% of sales in the six months ended March 31, 2001, as compared with approximately 11.4% of sales in the six months ended March 31, 2000. Gross Margins improved in the Texas Petroleum Marketing and Texas Convenience Store segments and declined in its Louisiana operations and EDCO Environmental. See segment discussions below.

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

Net loss declined to $1,177,000 in the six months ended March 31, 2001, as compared with a loss of $3,173,000 in the six months ended March 31, 2000. Net loss in the current six months includes a $879,000 gain on the sale of assets as compared to a loss of $14,000 on the sale of assets in the six months ended March 31, 2000. Net interest expense was $423,000 in the six months ended March 31, 2001, as compared with $897,000 in the six months ended March 31, 2000.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues decreased $10,995,000, or approximately 42.0% to $15,081,000 in the six months ended March 31, 2001, as compared with revenues of $25,986,000 in the six months ended March 31, 2000. The decrease in revenues is due to the sale of its Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the first and second quarter of the current year. Revenues from these accounts are included in the prior quarter comparison. Fuel sales in gallons declined approximately 51.6%, to 9,879,000 gallons, as compared with 20,403,000 gallons in the six months ended March 31, 2000.

Gross profit decreased $517,000 or approximately 25.3%, as compared with the six months ended March 31, 2000. Gross Margin was approximately 10.1% and 7.8% of sales in the six months ended March 31, 2001 and March 31, 2000, respectively.

Operating expenses in the six months ended March 31, 2001 declined $861,000 as compared with the six months ended March 31, 2000.

The Texas petroleum marketing segment's operating income of $114,000 in the six months ended March 31, 2001, as compared to an operating loss of $233,000 in the six months ended March 31, 2000, is mainly attributable to improved gross profit margins in the six months ended March 31, 2001.

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

Gross profit declined $608,000 or approximately 30.2% to $1,405,000 as compared with $2,013,000 in the six months ended March 31, 2000. Gross Margin increased to approximately 17.6% of sales in the six months ended March 31, 2001, as compared with approximately 16.7% of sales in the six months ended March 31, 2000.

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

LOUISIANA OPERATIONS

Total revenues declined $2,748,000 or approximately 41.9% in the six months ended March 31, 2001, as compared with the six months ended March 31, 2000. Fuel sales decreased $2,383,000 or approximately 48.5% to $2,533,000 in the six months ended March 31, 2001 as compared with $4,916,000 in the six months ended March 31, 2000. Convenience store merchandise sales declined $275,000 or approximately 18.0% to $1,249,000 in the six months ended March 31, 2001 as compared with $1,524,000 in the six months ended March 31, 2000.

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

Gross profit in the six months ended March 31, 2001 decreased $85,000, as compared with the six months ended March 31, 2000. Gross Margin declined to approximately 54.8% of sales in the six months ended March 31, 2001, as compared with approximately 59.9% of sales in the six months ended March 31, 2000.

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

                        CAPITAL RESOURCES AND LIQUIDITY

Net cash used by operating activities was $1,847,000 in the six months ended March 31, 2001, compared with net cash used by operating activities of $537,000 in the six months ended March 31, 2000.

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

The Company assumed the outstanding debt of $506,860 on a warehouse building received by the Stipulated Judgment and Deed in Lieu of Foreclosure (Note D). The note bears interest at 9% for 15 years and call for monthly principal and interest payments of $7,103. The note is secured by the warehouse building.

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

  1.  EXHIBITS INDEX                                               Page
      NONE

  ll. REPORTS ON FORM 8-K
      NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EVANS SYSTEMS, INC.
                                           (REGISTRANT)


Date: December 27, 2001                  By:       /s/ J.L. Evans, Sr.
                                             ---------------------------------
                                             J.L. Evans, Sr.
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             and authorized to sign on behalf
                                             of the registrant


                                         By:       /s/ Charles N. Way
                                             ---------------------------------
                                             Charles N. Way
                                             Controller
                                             and authorized to sign
                                             on behalf of the registrant.