Form 10-Q/A
period 2001-06-30
EVANS SYSTEMS INC
filed 2001-12-27
CIK 904901

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 27, 2001

================================================================================

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                              ------    ------

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 1, 2001 were 6,659,831.

================================================================================

                              EVANS SYSTEMS, INC.

                                     INDEX

                                                                                Page Number
                                                                                -----------
PART I.  FINANCIAL INFORMATION
     Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheet as of
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

PART I.  FINANCIAL INFORMATION

                              EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               June 30,     September 30,
                                                                 2001           2000
                                                              ---------     --------------
               ASSETS                                               (As Restated)

Current assets:
  Cash and cash equivalents                                   $    636         $    725
  Trade receivables, net of allowance for doubtful
     accounts of $142,000 and $285,000, respectively               952            2,536
  Inventory                                                      1,364            2,717
  Prepaid expenses and other current assets                        194              170
                                                              --------         --------
     Total current assets                                        3,146            6,148
Property and equipment, net                                      8,489           13,409
Net assets transferred under contractual agreement,
    net of a valuation allowance of $0 and 1,586,000                 -            1,628
Other assets                                                        90              136
                                                              --------         --------
       Total assets                                           $ 11,725         $ 21,321
                                                              ========         ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $  4,190         $  7,575
  Current portion of long-term debt                              4,981            9,910
  Current portion of obligations under capital leases              799              744
  Accrued interest                                               1,273            1,072
                                                              --------         --------
     Total current liabilities                                  11,243           19,301
Long-term debt, net of current portion                             647              630
Obligations under capital leases, net of current portion             -               86
                                                              --------         --------
     Total liabilities                                          11,890           20,017

Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
     authorized, 6,659,831 and 5,542,331 shares
   issued and outstanding, respectively                             67               55
  Additional paid-in capital                                    17,061           16,850
  Accumulated deficit                                          (16,859)         (15,167)
  Treasury stock, 72,589 shares, at cost                          (434)            (434)
                                                              --------         --------
     Total stockholders' equity                                   (165)           1,304
                                                              --------         --------
       Total liabilities and stockholders' equity             $ 11,725         $ 21,321
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

                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     Three Months Ended
                                                          June 30,
                                                     -------------------
                                                       2001      2000
                                                     --------  ---------
                                                        (As Restated)
Revenues:
 Motor fuel sales                                     $8,201    $18,135
 Other sales and services                              1,203      2,948
                                                      ------    -------
  Total revenues                                       9,404     21,083

Cost of sales
 Motor fuel                                            7,553     17,317
 Other sales and services                                779      1,815
                                                      ------    -------
  Total cost of sales                                  8,332     19,132
                                                      ------    -------
Gross profit                                           1,072      1,951
Operating expenses:
 Employment expenses                                     660      1,157
 Other operating expenses                                227        609
 General & administrative expenses                       310        515
 Depreciation and amortization                           238        331
                                                      ------    -------
  Total operating expenses                             1,435      2,612
                                                      ------    -------
Operating loss                                          (363)      (661)
Other income (expense)
 Valuation allowance on net assets
  transferred (Note E)                                     -       (130)
 Gain (loss) on sale of assets                            38        (16)
 Interest expense, net                                  (110)      (365)
 Other, net                                               30          4
                                                      ------    -------
  Total other income (expense)                           (42)      (507)
                                                      ------    -------
Income (loss) before income taxes                       (405)    (1,168)
Provision for income taxes                                 -          3
                                                      ------    -------
Income (loss) from continuing operations                (405)    (1,171)
Discontinued operations:
 Loss from discontinued operations of Evans Oil
  of Louisiana to May 17, 2001 (Note C)                 (197)      (173)
 Gain on disposal of Evans Oil of Louisiana, net
  of taxes of $0                                          87          -
                                                      ------    -------
  Total discontinued operations                         (110)      (173)
                                                      ------    -------
Net income (loss)                                     $ (515)   $(1,344)
                                                      ======    =======

Basic and diluted earnings (loss) per share:
 Continuing operations                                 $(.06)     $(.29)
 Discontinued operations                                (.02)      (.04)
                                                      ------    -------
  Earnings (loss) per common share                     $(.08)     $(.33)
                                                      ======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Nine Months Ended June 30,
                                                        --------------------------
                                                           2001            2000
                                                        ---------       ----------
                                                              (As Restated)
Revenues:
  Motor fuel sales                                       $27,743         $50,783
  Other sales and services                                 5,175           8,905
                                                         -------         -------
     Total revenues                                       32,918          59,688

Cost of sales
  Motor fuel                                              25,164          48,105
  Other sales and services                                 3,502           5,245
                                                         -------         -------
     Total cost of sales                                  28,666          53,350
                                                         -------         -------
Gross profit                                               4,252           6,338
Operating expenses:
  Employment expenses                                      2,713           3,735
  Other operating expenses                                 1,044           2,088
  General & administrative expenses                        1,181           1,618
  Depreciation and amortization                              805           1,008
                                                         -------         -------
     Total operating expenses                              5,743           8,449
                                                         -------         -------
Operating loss                                            (1,491)         (2,111)
Other income (expense)
  Valuation allowance on net assets
     transferred (Note E)                                      -            (655)
  Gain (loss) on sale of assets                              966             (30)
  Interest expense, net                                     (533)         (1,262)
  Other, net                                                  25              20
                                                         -------         -------
     Total other income (expense)                            458          (1,927)
                                                         -------         -------
Income (loss) before income taxes                         (1,033)         (4,038)
Provision for income taxes                                     -               7
                                                         -------         -------
Income (loss) from continuing operations                  (1,033)         (4,045)
Discontinued operations:
  Loss from discontinued operations of Evans Oil
     of Louisiana to May 17, 2001 (Note C)                  (746)           (472)
  Gain on disposal of Evans Oil of Louisiana, net
     of taxes of $0                                           87               -
                                                         -------         -------
     Total discontinued operations                          (659)           (472)
                                                         -------         -------
Net income (loss)                                        $(1,692)        $(4,517)
                                                         =======         =======

Basic and diluted earnings (loss) per common share:
  Continuing operations                                    $(.17)         $(1.00)
  Discontinued operations                                   (.11)           (.12)
                                                         -------         -------
     Earnings (loss) per common share                      $(.28)         $(1.12)
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

                              EVANS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        Nine Months Ended
                                                             June 30,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
                                                           (As Restated)
Cash flows from operating activities:
 Net income (loss)                                     $(1,692)   $(4,517)
 Adjustments:
  Depreciation and amortization                            870      1,103
  Loss (gain) on sale of fixed assets                     (966)        30
  Loss (gain) on sale of Evans Oil of Louisiana
    fixed assets to May 17, 2001                            49          -
  Valuation allowance on net assets
   transferred (Note E)                                      -        655
  Gain on disposal of discontinued operations              (87)         -
  Stock option compensation expense                          -        247
  Changes in working capital:
   Current assets                                        2,959        245
   Current liabilities                                  (3,184)     1,477
                                                       -------    -------
 Total adjustments                                        (359)     3,757
                                                       -------    -------
Net cash provided (used) by operating activities        (2,051)      (760)

Cash flows from investing activities:
 Capital expenditures                                     (119)      (467)
 Proceeds from sale of property and equipment            6,801        219
 Other, net                                                  -        140
                                                       -------    -------
Net cash provided (used) by investing activities         6,682       (108)

Cash flows from financing activities:
 Net proceeds from stock issuance                          223          -
 Repayment on notes payable, net                        (4,979)      (780)
 Proceeds of additional bank debt                           36      1,000
                                                       -------    -------
 Net cash provided (used) by financing activities       (4,720)       220
                                                       -------    -------

Net increase (decrease) in cash                            (89)      (648)
Cash and cash equivalents, beginning of period             725        992
                                                       -------    -------
Cash and cash equivalents, end of period               $   636    $   344
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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

NOTE C-DISCONTINUED OPERATIONS

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                          Three Months Ended           Nine Months Ended
                                                June 30,                   June 30,
                                     -------------------------     ------------------------
                                        2001*           2000        2001*            2000
                                     ----------       --------     -------         --------
Revenues                               $ 898            $3,795     $4,707           $10,352
                                       =====            ======     ======           =======
Income (loss) from operations          $(197)           $ (173)    $ (746)          $  (472
                                       =====            ======     ======           =======
Gain on sale of discontinued
    operations                         $  87            $    -     $   87           $     -
                                       =====            ======     ======           =======

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



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

During February 2001, the Company closed on the sale of its Phillips 66 dealer and consignment accounts. Net proceeds from the sale of the Phillips 66 dealer and consignment accounts approximated $556,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $238,000, inclusive of a $75,000 gain on the sale of the distribution contract. The net book value of the assets sold approximated $318,000, which consisted primarily of store equipment and fuel dispensing equipment and tanks.

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

The following summarizes the Company's various sales of assets as of June 30, 2001 (in thousands):


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
                                                                       ======

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE E- NET ASSETS TRANSFERRED UNDER CONTRACTUAL AGREEMENT

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

NOTE K - RESTATEMENT

The Company has restated previously reported annual and interim financial results of fiscal years 2000 and 1999, and the three months ended December 31, 2000 to give effect to the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note E). The effects of such restatements have been reflected in the financial statements for the three and nine months ended June 30, 2001 and 2000. All notes and disclosures included herein have been amended, as appropriate, to reflect the restatement. The operating losses as previously reported by the Company have not been affected. However, previously reported net loss and net loss per share in each quarterly and annual report covering periods between December 30, 1998 and December 31, 2000 have changed. The effect of the restatement discussed above on the statement of operations for the three and nine months ended June 30, 2001 and 2000 is as follows:

(In thousands)                                                                    Quarter Ended June 30,
                                                                    --------------------------------------------------
                                                                                2001                      2000
                                                                    ------------------------   -----------------------
                                                                      Previously      As        Previously      As
                                                                       Reported     Restated     Reported    Restated
                                                                    ------------   ---------   ------------  ---------
Revenues                                                                $ 9,404     $ 9,404       $21,083     $21,083
Cost of sales                                                             8,332       8,332        19,132      19,132
                                                                        -------     -------       -------     -------
Gross profit                                                              1,072       1,072         1,951       1,951
Operating expenses                                                        1,435       1,435         2,612       2,612
                                                                        -------     -------       -------     -------
Operating loss                                                             (363)       (363)         (661)       (661)
Other income (expense)
 Valuation allowance on net assets transferred                                -           -             -        (130)
 Gain (loss) on sale of assets                                               38          38           (16)        (16)
 Interest expense, net                                                     (110)       (110)         (365)       (365)
 Other income (expense)                                                      30          30             4           4
                                                                        -------     -------       -------     -------
    Total other income (expense)                                            (42)        (42)         (377)       (507)
                                                                        -------     -------       -------     -------
Loss from continuing operations before income taxes                        (405)       (405)       (1,038)     (1,168)
Provision (benefit) from income taxes                                         -           -             3           3
                                                                        -------     -------       -------     -------
Loss from continuing operations                                            (405)       (405)       (1,041)     (1,171)
Discontinued operations
 Loss from discontinued operations of Evans Oil of
  Louisiana                                                                (197)       (197)         (173)       (173)
 Gain on disposal of Evans Oil of Louisiana                                  87          87             -           -
                                                                        -------     -------       -------     -------
Net loss                                                                   (515)    $  (515)       (1,214)    $(1,344)
                                                                                    =======                   =======
Unrealized gain on marketable securities                                      -                       (79)
                                                                        -------                   -------
Comprehensive loss                                                      $  (515)                  $(1,293)
                                                                        =======                   =======

Basic and diluted earnings (loss) per common share:
 Continuing operations                                                   $(0.06)    $ (0.06)      $ (0.26)    $ (0.29)
 Discontinued operations                                                  (0.02)      (0.02)        (0.04)      (0.04)
                                                                        -------     -------       -------     -------
 Earnings (loss) per common share                                        $(0.08)    $ (0.08)      $ (0.30)    $ (0.33)
                                                                        =======     =======       =======     =======

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(In thousands)                                                                    Nine Months Ended June 30,
                                                                    --------------------------------------------------
                                                                                2001                      2000
                                                                    ------------------------   -----------------------
                                                                      Previously      As        Previously      As
                                                                       Reported     Restated     Reported    Restated
                                                                    ------------   ---------   ------------  ---------
Revenues                                                                $32,918     $32,918       $59,688     $59,688
Cost of sales                                                            28,666      28,666        53,350      53,350
                                                                        -------     -------       -------     -------
Gross profit                                                              4,252       4,252         6,338       6,338
Operating expenses                                                        5,743       5,743         8,449       8,449
                                                                        -------     -------       -------     -------
Operating loss                                                           (1,491)     (1,491)       (2,111)     (2,111)
Other income (expense)
 Gain on exchange on marketable securities for
  certain ChemWay assets                                                  2,396           -             -           -
 Valuation allowance on net assets transferred                                -           -             -        (655)
 Gain (loss) on sale of assets                                              966         966           (30)        (30)
 Interest expense, net                                                     (533)       (533)       (1,262)     (1,262)
 Other income (expense)                                                      25          25            20          20
                                                                        -------     -------       -------     -------
    Total other income (expense)                                          2,854         458        (1,272)     (1,927)
                                                                        -------     -------       -------     -------
Loss from continuing operations before income taxes                       1,363      (1,033)       (3,383)     (4,038)
Provision (benefit) from income taxes                                         -           -             7           7
                                                                        -------     -------       -------     -------
Loss from continuing operations                                           1,363      (1,033)       (3,390)     (4,045)
Discontinued operations
 Gain on disposal of ChemWay                                                                          266           -
 Loss from discontinued operations of Evans Oil of
  Louisiana                                                                (746)       (746)         (472)       (472)
 Gain on disposal of Evans Oil of Louisiana                                  87          87             -           -
                                                                        -------     -------       -------     -------
Net loss                                                                    704     $(1,692)       (3,596)    $(4,517)
                                                                                    =======                   =======
Unrealized gain on marketable securities                                   (866)                      117
                                                                        -------                   -------
Comprehensive loss                                                      $  (162)                  $(3,479)
                                                                        =======                   =======

Basic and diluted earnings (loss) per common share:
 Continuing operations                                                    $0.22     $ (0.17)      $ (0.84)    $ (1.00)
 Discontinued operations                                                  (0.10)      (0.11)        (0.05)      (0.12)
                                                                        -------     -------       -------     -------
 Earnings (loss) per common share                                         $0.12     $ (0.28)      $ (0.89)    $ (1.12)
                                                                        =======     =======       =======     =======

NOTE L - SEGMENT REPORTING

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

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                  Texas        Texas      Environmental      Other
                                Petroleum   Convenience    Remediation    Reconciling   Consolidated
Three Months Ended              Marketing     Stores        Services       Items (1)       Total
------------------              ---------   -----------   -------------   -----------   ------------
June 30, 2001-
 Revenues from external
 Customers:
   Motor fuel sales              $ 6,656       $1,545        $    -        $     -        $ 8,201
   Convenience store sales             -          843             -              -            843
   Other                              52           92           216              -            360
 Intersegment revenues             1,391            -             -         (1,391)             -
                                 -------       ------        ------        -------        -------
    Total revenues               $ 8,099       $2,480        $  216        $(1,391)       $ 9,404
                                 =======       ======        ======        =======        =======
 Depreciation and
   amortization                  $   197       $   34        $    5        $     2        $   238
 Operating income (loss)         $   (52)      $ (106)       $    9        $  (214)       $  (363)
June 30, 2000-
 Revenues from external
 Customers:
   Motor fuel sales              $14,079       $4,056        $    -        $     -        $18,135
   Convenience store sales             -        2,457             -              -          2,457
   Other                             244           54           193              -            491
 Intersegment revenues             4,596            -             -         (4,596)             -
                                 -------       ------        ------        -------        -------
    Total revenues               $18,819       $6,567        $  193        $(4,596)       $21,083
                                 =======       ======        ======        =======        =======
 Depreciation and
   amortization                  $   246       $   67        $   13        $     5        $   331
 Operating income (loss)         $  (212)      $ (184)       $   29        $  (294)       $  (661)

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                Quarter Ended June 30,
                                                ----------------------
                                                   2001        2000
                                                ---------   ----------
Total operating loss for reportable segments       $(149)   $  (367)
Valuation allowance on net assets transferred          -       (130)
Gain (loss) on sale of assets                         38        (16)
Interest expense, net                               (110)      (365)
Unallocated corporate overhead expenses             (214)      (294)
Other, net                                            30          4
                                                   -----    -------
 Total consolidated income (loss) from
   continuing operations before income taxes       $(405)   $(1,168)
                                                   =====    =======

                              EVANS SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 Texas         Texas      Environmental      Other
                               Petroleum    Convenience    Remediation    Reconciling  Consolidated
Nine Months Ended              Marketing      Stores        Services       Items (1)       Total
-----------------             ----------    -----------   -------------   -----------  ------------
June 30, 2001-
 Revenues from external
 Customers:
   Motor fuel sales             $21,577       $ 6,166         $  -        $      -        $27,743
   Convenience store sales            -         3,992            -               -          3,992
   Other                            212           297          674               -          1,183
 Intersegment revenues            5,352             -            -          (5,352)             -
                                -------       -------         ----        --------        -------
    Total revenues              $27,141       $10,455         $674        $ (5,352)       $32,918
                                =======       =======         ====        ========        =======
 Depreciation and
 amortization                   $   650       $   134         $ 15        $      6        $   805
 Operating income (loss)        $    62       $  (624)        $ 13        $   (942)       $(1,491)
June 30, 2000-
 Revenues from external
 Customers:
   Motor fuel sales             $39,406       $11,377         $  -        $      -        $50,783
   Convenience store sales            -         6,983            -               -          6,983
   Other                            903           265          754               -          1,922
 Intersegment revenues           12,818             -            -         (12,818)             -
                                -------       -------         ----        --------        -------
    Total revenues              $53,127       $18,625         $754        $(12,818)       $59,688
                                =======       =======         ====        ========        =======
 Depreciation and
 amortization                   $   754       $   201         $ 39        $     14        $ 1,008
 Operating income (loss)        $  (445)      $  (479)        $ 96        $ (1,283)       $(2,111)

(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                    Nine Months Ended
                                                         June 30,
                                                   -------------------
                                                      2001      2000
                                                   --------   --------
Total operating loss for reportable segments       $  (549)   $  (828)
Valuation allowance on net assets transferred            -       (655)
Gain (loss) on sale of assets                          917        (30)
Interest expense, net                                 (533)    (1,262)
Unallocated corporate overhead expenses               (942)    (1,283)
Other, net                                              25         20
                                                   -------    -------
 Total consolidated income (loss) from
   continuing operations before income taxes       $(1,082)   $(4,038)
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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 2001 and 2000. This is the third quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.


                                             Three Months   Three Months
                                                Ended          Ended
                                            June 30, 2001  June 30, 2000
                                           --------------  --------------
                                           (In thousands)  (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                        $6,708          $14,323
Gross profit                                      469              763
Operating expenses                                521              975
                                               ------          -------
Operating loss                                    (52)            (212)

TEXAS CONVENIENCE STORES
Revenue                                        $2,480          $ 6,567
Gross profit                                      469            1,026
Operating expenses                                575            1,211
                                               ------          -------
Operating loss                                   (106)            (184)

EDCO ENVIRONMENTAL
Revenue                                        $  216          $   193
Gross profit                                      134              161
Operating expenses                                125              132
                                               ------          -------
Operating income (loss)                             9               29

UNALLOCATED GENERAL AND ADMIN EXP              $ (214)         $  (294)
                                               ------          -------

TOTAL CONTINUING OPERATIONS
Revenue                                        $9,404          $21,083
Gross profit                                    1,072            1,951
Operating expenses                              1,435            2,612
                                               ------          -------
Operating loss                                   (363)            (661)


DISCONTINUED LOUISIANA OPERATIONS
Revenue                                        $  898          $ 3,795
Gross profit                                       92              378
Operating expenses                                289              550
                                               ------          -------
Operating loss                                   (197)            (173)

Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated revenues decreased $11,679,000 or approximately 55.3% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment, eight company operated convenience stores in it's Texas Convenience Store Segment, and the sale of it's Louisiana Operations Segment (now classified as Discontinued Operations) all of which were included in the quarter ended June 30, 2000. Fuel sales decreased $9,934,000 or approximately 54.7% while other sales and services declined $1,745,000 or approximately 59.1% in the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000.

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

Net loss decreased to $515,000 in the quarter ended June 30, 2001, as compared with $1,344,000 in the quarter ended June 30, 2000. Net loss includes a loss from Louisiana discontinued operations of $197,000 and a gain on the disposal of Louisiana operations of $87,000 in the quarter ended June 30, 2001 compared to a loss from Louisiana discontinued operations of $173,000 in the quarter ended June 30, 2000. Net loss in the quarter ended June 30, 2000 also includes a charge of $130,000 for the valuation allowance required under SAB Topic 5:E (Note E).

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

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 9 stores in the quarter ended June 30, 2001 and 17 in the quarter ended June 30, 2000. The company sold 2 stores during the quarter ended June 30, 2001, one that was an operating store and one that had been leased to others. The number of stores operating at the end of June 30, 2001 decreased 47.0% compared to June 30, 2000.

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

DISCONTINUED - LOUISIANA OPERATIONS

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations


NINE MONTHS ENDED JUNE 30, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the nine months ended June 30, 2001 and 2000. This is the first nine months of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                            Nine Months     Nine Months
                                               Ended           Ended
                                           June 30, 2001   June 30, 2000
                                           --------------  --------------
                                           (In thousands)  (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                        $21,789        $40,309
Gross profit                                     1,995          2,803
Operating expenses                               1,933          3,248
                                               -------        -------
Operating income (loss)                             62           (445)

TEXAS CONVENIENCE STORES
Revenue                                        $10,455        $18,625
Gross profit                                     1,873          3,038
Operating expenses                               2,497          3,517
                                               -------        -------
Operating loss                                    (624)          (479)

EDCO ENVIRONMENTAL
Revenue                                        $   674        $   754
Gross profit                                       384            497
Operating expenses                                 371            401
                                               -------        -------
Operating income (loss)                             13             96

UNALLOCATED GENERAL AND ADMIN EXP              $  (942)       $(1,283)
                                               -------        -------

TOTAL CONTINUING OPERATIONS
Revenue                                        $32,918        $59,688
Gross profit                                     4,252          6,338
Operating expenses                               5,743          8,449
                                               -------        -------
Operating loss                                  (1,491)        (2,111)

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                        $ 4,707        $10,352
Gross profit                                       567          1,145
Operating expenses                               1,264          1,617
                                               -------        -------
Operating loss                                    (697)          (472)

Consolidated revenues decreased $26,770,000 or approximately 44.8% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. The decrease is primarily attributable to the sale of its Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum

Management's Discussion and Analysis of Financial Condition and Results of Operations


Marketing Segment, eight company operated convenience stores in its Texas Convenience Store Segment, and the sale of its Louisiana Operations Segment
(now classified as Discontinued Operations). Fuel sales decreased $23,040,000 or approximately 45.3% while other sales and services declined $3,730,000 or approximately 41.8% in the nine months ended June 30, 2001, as compared with the nine months ended June 30, 2000. See segment discussions, below.

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

Loss from continuing operations was $1,033,000 in the nine months ended June 30, 2001, as compared with a loss of $4,045,000 in the nine months ended June 30, 2000. Loss from continuing operations in the nine months ended June 30, 2001 includes a gain of $966,000 on the sale of assets and interest expense of $533,000 compared to a $30,000 loss on the sale of assets and interest expense of $1,262,000 in the nine months ended June 30, 2000.

Net loss of $1,692,000 in the nine months ended June 30, 2001 includes a loss from Louisiana discontinued operations of $746,000 and a gain on the disposal of Louisiana operations of $87,000. Net loss of $4,517,000 in the nine months ended June 30, 2000 includes a loss from Louisiana discontinued operations of $472,000 and a valuation allowance charge of $655,000, as required by SAB Topic 5:E.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues declined $18,520,000, or approximately 45.9% to $21,789,000 in the nine months ended June 30, 2001, as compared with revenues of $40,309,000 in the nine months ended June 30, 2000. The decrease in revenues is due to the sale of its Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the nine months ended June 30, 2001. Revenues from these accounts are included in the nine months ended June 30, 2000. Fuel sales in gallons declined approximately 54.4%, to 13,861,000 gallons, as compared with 30,401,000 gallons in the nine months ended June 30, 2000. Average selling price of fuel per gallon increased to $1.53 per gallon in the nine months ended June 30, 2001, as compared with an average selling price of $1.30 per gallon in the nine months ended June 30, 2000.

Gross profit in the nine months ended June 30, 2001 declined $808,000 or approximately 28.8%, as compared with the nine months ended June 30, 2000. Gross Margin was approximately 9.1% and 7.0% of sales in the nine months ended June 30, 2001 and 2000, respectively. Average gross profit per gallon sold increased, to $0.13 per gallon in the nine months ended June 30, 2001, as compared with $0.08 per gallon in the nine months ended June 30, 2000.

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

Gross profit declined $1,165,000 or approximately 38.3% to $1,873,000 as compared with $3,038,000 in the nine months ended June 30, 2000. Gross Margin increased to approximately 17.9% of sales in the nine months ended June 30, 2001, as compared with approximately 16.3% of sales in the nine months ended June 30, 2000. Gross Margin on fuel increased to approximately 9.6% of fuel sales in the nine months ended June 30, 2001 as compared with approximately 6.6% in the nine months ended June 30, 2000. Fuel gross profit per gallon increased to approximately $0.14 per gallon in the nine months ended June 30, 2001 as compared with approximately $0.09 per gallon in the nine months ended June 30, 2000.

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

DISCONTINUED - LOUISIANA OPERATIONS

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


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



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM   1.  LEGAL PROCEEDINGS

As of June 30, 2001, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS INDEX                                       PAGE

     None.

B.  REPORTS ON FORM 8-K

     None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EVANS SYSTEMS, INC.
                                           (REGISTRANT)


Date:   December 27, 2001           By: /s/ J. L. Evans, Sr.
                                       --------------------------------------
                                         J.L. Evans, Sr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         And authorized to sign on behalf of the
                                         registrant


                                    By: /s/ Charles N. Way
                                       --------------------------------------
                                         Charles N. Way
                                         Controller
                                         And authorized to sign on behalf of
                                         the registrant.