Form 10-K
period 2001-09-30
EVANS SYSTEMS INC
filed 2002-01-15
CIK 904901

     AS FILED WITH THE SECURITIES EXCHANGE COMMISSION ON JANUARY 15, 2002
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001
                                      OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                ---------------

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

On December 31, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $980,000.

On December 31, 2001, there were 6,759,831 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                    PART I
                                    ------

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

ITEM 1.  BUSINESS

Evans Systems Inc. through its subsidiaries, collectively referred to herein as the "Company" distributes motor fuels and lubricants to branded retail accounts and commercial industrial users. The Company currently operates 8 convenience stores selling gasoline, merchandise and fast food to the motoring public, and provides environmental remediation services in southern Texas.

Operating results for each of the Company's segments follow (in thousands):

                                       Year Ended        Year Ended        Year Ended
                                     Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 1999
                                     ---------------   ---------------   ---------------
TEXAS PETROLEUM MARKETING
Revenue from External Customers             $27,525           $54,810           $50,164
Operating Loss                                  266              (593)           (1,013)

TEXAS CONVENIENCE STORES
Revenue                                     $12,543           $25,262           $22,873
Operating Loss                                 (457)             (751)              (16)

EDCO ENVIRONMENTAL
Revenue                                     $   962           $ 1,461           $ 1,542
Operating Income (Loss)                          19               227               177

UNALLOCATED GENERAL AND
 ADMINISTRATIVE EXPENSES                     (1,076)           (1,682)           (1,854)

TOTAL CONTINUING OPERATIONS
Revenue                                     $41,030           $81,533           $74,579
Operating Loss                               (1,248)           (2,799)           (2,706)

LOUISIANA OPERATIONS(1)
Revenue                                     $ 4,717           $13,796           $12,694
Operating Loss                                 (766)             (676)             (334)

CHEMWAY2
Revenue                                                                         $    75
Operating Income (Loss)                                                            (317)

(1) Louisiana operations ceased May 17, 2001 and substantially all of the assets were sold.
(2) ChemWay was sold on December 30, 1998.

TEXAS PETROLEUM MARKETING

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

                                    Fiscal Year Ended September 30
                                        2001      2000    1999
                                     -------   -------   -------
Refined petroleum product sales      $26,900   $54,414   $49,143
Non-petroleum product sales              625       396     1,021
                                     -------   -------   -------
Total sales                          $27,525   $54,810   $50,164

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

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it has historically distributed motor fuels to the southeast Texas market. During the first fiscal quarter of 1998, the Company's supply agreement with the primary fuel supplier to the Bay City terminal facility was terminated. The terminal facility has remained closed since then and has adversely affected the Texas Petroleum Marketing segment's performance during 1999, 2000, and 2001.

On May 21, 1999, the company closed its bulk storage facility and office in El Campo, Texas and eliminated 35% of its staff in the Texas Petroleum Marketing segment. The company also sold its Bay City Tire Store on May 3, 1999. On June 30, 1999, the Company sold its Fuelman fleet card franchise to a competitor.

During the first quarter of 2001, the Texas Petroleum Marketing segment closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts. Net proceeds from the sale of the Citgo, Texaco and Diamond Shamrock dealer and consignment accounts approximated $194,000, $642,000 and $450,000, respectively, which were used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $587,000, inclusive of a $159,000 net gain on the sales of the distribution contracts. The net book value of the assets sold approximated $699,000, which consisted primarily of fuel dispensing equipment and tanks at the respective dealer and consignment locations.

During the second quarter of 2001, the Texas Petroleum Marketing segment closed on the sale of its Phillips 66 dealer and consignment accounts. Net proceeds from the sale of the Phillips 66 dealer and consignment accounts approximated $556,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $238,000, inclusive of a $75,000 gain on the sale of the distribution contract. The net book value of the assets sold approximated $318,000, which consisted primarily of fuel dispensing equipment and tanks.

The Texas Petroleum Marketing segment also closed on the sale of three independent dealer and consignment accounts during the second quarter of 2001. Net proceeds from the sale of the independent dealer and consignment accounts approximated $178,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $8,000. The net book value of the assets sold approximated $170,000, which consisted primarily of fuel dispensing equipment and tanks at the dealer and consignment locations.

TEXAS CONVENIENCE STORES

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                               Fiscal Year Ended
                                                  September 30
                                          ---------------------------
                                             2001      2000      1999
                                          -------   -------   -------
Refined petroleum product
sales                                     $ 7,379   $15,361   $12,705
Merchandise sales                           4,814     9,543     9,599
Other income                                  350       358       569
                                          -------   -------   -------
Total Sales                               $12,543   $25,262   $22,873

Number of operating stores
at year-end                                     8        17        17

At September 30, 2001, the Company operated 8 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. One of the Company's convenience stores is co-branded with a nationally recognized fast food franchise and four have company food service operations. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

The Company closed two underperforming Texas convenience stores during 1999, one of which was subsequently leased to an independent operator who also agreed to purchase fuel from the Company as an Open Dealer.

During the second quarter of 2001, the Company closed on the sale of six company operated stores for total net proceeds of approximately $2,574,000, which were used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sale of approximately $201,000. The net book value of the assets sold approximated $2,373,000, inclusive of $225,000 in fuel and retail inventory.

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

During the fourth quarter of 2001, the Company closed on the sale of one company operated store for total proceeds, net of closing costs, of approximately $595,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $40,000 during the fourth quarter of 2001. The net book value of the assets sold approximated $555,000.

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

EDCO Environmental reported revenues of $962,000, $1,461,000 and $1,542,000 in 2001, 2000 and 1999, respectively. The TNRCC is continuing to provide reimbursements for clean up of those contaminated locations which were registered with the TNRCC on or before December 28, 1998. Cleanup of locations that became known after December 28, 1998 are generally funded by private insurance or by the location owner.

DISCONTINUED - LOUISIANA OPERATIONS

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

EMPLOYEE RELATIONS

The Company employs 84 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

COMPETITION

All of the Company's business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's Texas Petroleum Marketing Segment and Texas Convenience Store Segment also compete with integrated oil companies, which, in some cases, own or control a majority of their Petroleum Marketing facilities or convenience store locations. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

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

ITEM 2.   PROPERTIES

The Company owns 31 commercial parcels of real estate in Texas. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 9 retail locations and 1 fuel terminal under operating lease agreements with varying terms and lives.

The Company's general offices are located on 3 acres of land on Highway 60 in Bay City Texas in a 13,475 square foot building. Adjacent to the offices are 14,784 square feet of additional warehouse buildings together with bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of September 30, 2001, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Stock Information

Traded On the Nasdaq Over The Counter Bulletin Board Quotation System -- The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI." At September 30, 2001, there were approximately 1,281 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $980,000 on September 30, 2001.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates                                          High    Low
-----                                          ----    ---
October 1,1999 through December 31,1999         2.43    .50
January 1,2000 through March 31, 2000          9 .75   1.38
April 1,2000 through June 30, 2000             2 .43    .38
July 1, 2000 through September 30, 2000         1.50    .38
October 1, 2000 through December 31, 2000        .53    .20
January 1, 2001 through March 31, 2001           .25    .13
April 1, 2001 through June 30, 2001              .25    .13
July 1, 2001 through September 30, 2001          .18    .11

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data. The Company has reclassified certain 1997 thru 2000 financial data to conform with the 2001 financial data presentation. Such reclassifications had no effect on net loss as previously reported.

                                                                               Year Ended September 30,
                                                                ----------------------------------------------------
Income Statement Data:                                             2001       2000       1999       1998        1997
----------------------                                          -------    -------    -------    -------    --------
Revenues                                                        $41,030    $81,533    $74,579    $91,236    $123,148
Gross Profit                                                      5,107      8,627     10,137     11,645      12,803
Operating Income (Loss)                                          (1,248)    (2,799)    (2,706)    (3,968)     (3,074)
Income (Loss) from Continuing Operations                         (2,013)    (5,297)    (7,008)    (4,526)     (3,026)
Net Income (Loss)                                                (2,746)    (6,002)    (7,301)    (5,453)     (4,804)
Basic Income (loss) from continuing
 operations per common share(1)                                   (0.33)     (1.24)     (1.82)     (1.45)      (0.98)
Basic earnings (loss) per common share(1)                         (0.45)     (1.41)     (1.90)     (1.75)      (1.56)
Basic weighted average number of common
 shares outstanding(1)                                            6,134      4,263      3,846      3,116       3,075
Diluted earnings (loss) from continuing
 operations per common share(1)                                   (0.33)     (1.24)     (1.82)     (1.45)      (0.98)
Diluted earnings (loss) per common share(1)                       (0.45)     (1.41)     (1.90)     (1.75)      (1.56)
Weighted average number of common and
 common equivalent shares outstanding(1)                          6,134      4,263      3,846      3,116       3,075

(1) Adjusted for 5% stock dividend paid on January 20, 1997.

Balance Sheet Data:                                               2001       2000       1999       1998        1997
-------------------                                             -------    -------    -------    -------    --------
Current Assets                                                  $ 2,966    $ 6,148    $ 6,729    $ 9,914    $ 14,962
Current Liabilities                                              12,002     19,301     16,452      9,751      17,333
Current Ratio                                                     .25:1      .32:1      .41:1     1.02:1       .86:1
Total Assets                                                     11,406     21,321     24,374     32,448      38,218
Long-Term Debt                                                      609        716      1,634     11,151       5,401
Total Stockholders' Equity                                       (1,205)     1,304      6,128     11,546      15,484


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

In the fourth quarter of 2000, the Company began implementation of a strategy to reduce debt by selling certain identified assets. As a part of downsizing the Company has reduced it's staff from 197 to 84 at September 30, 2001. The Company plans to continue its Chevron and Exxon branded company operated and dealer locations. The Company has determined that it is unlikely the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a sufficient working capital infusion. In order to continue as a going concern, management believes the Company must obtain a capital infusion of either equity or debt in amounts sufficient to reduce its current outstanding debts and provide additional working capital to expand its operations or it must continue to sell its assets. There can be no assurance that management's plans as described above will be successful.

                             RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

Consolidated revenues from continuing operations decreased $40,503,000 or approximately 49.6% to $41,030,000 in the year ended September 30, 2001. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment, nine company operated convenience stores in it's Texas Convenience Store Segment, and the sale of it's Louisiana Operations Segment (now classified as Discontinued Operations). Consolidated gross profit from continuing operations declined $3,520,000 or approximately 40.8 % to $5,107,000 in the year ended September 30, 2001. Gross profit expressed as a percentage of revenues ("Gross Margin") increased to approximately 12.4% of sales in 2001 from approximately 10.6% of sales in 2000. The increase in gross margin in 2001 is mainly attributable to margin increases realized in Texas Petroleum Marketing and Texas Convenience Store Segment with a lesser decline in Environmental margins. See segment discussions below.

Consolidated operating expenses declined $5,071,000 or approximately 44.3% in 2001 to $6,355,000. The decrease in operating expenses were mainly attributable to savings related to personnel reductions of $1,518,000, general and administrative expense cost cuts of $628,000, depreciation of $450,000, other expense reductions of $1,432,000 and a $1,043,000 reduction of expenses related to the gain on sale of assets.

Consolidated operating losses decreased $1,551,000 to $1,248,000 in 2001 as compared with a loss of $2,799,000 in 2000.

Consolidated loss from continuing operations decreased to $2,013,000 in 2001 as compared to $5,297,000 in 2000. Loss from continuing operations in 2001 includes 689,000 in interest expense. Loss from continuing operations in 2000 includes an $802,000 valuation allowance on ChemWay net assets transferred (following the guidance under SAB Topic 5:E) and $1,701,000 in interest expense.

Consolidated net loss decreased $3,256,000 to $2,746,000 in 2001 as compared to a net loss of $6,002,000 in 2000.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues in the Texas Petroleum Marketing Segment decreased $27,285,000 or approximately 49.7% to $27,525,000 in 2001, as compared with $54,810,000 in 2000. Sales in gallons declined to 17,698,000 gallons in 2001 from 40,158,000 gallons in 2000, a decline of approximately 55.9%. Average selling price per gallon increased in 2001 to approximately $1.52 per gallon, as compared with $1.34 per gallon in 2000. The increase is due to nation wide cost increases in 2001 that pressured higher selling prices per gallon.

Gross Profit in 2001 declined to $2,294,000 from $3,747,000 in 2000, a decline of $1,453,000 or approximately 38.7%. Gross Margin increased to approximately 8.3% of sales in 2001 from approximately 6.8% of sales in 2000.

Operating expenses in 2001 declined to $2,027,000 from $4,340,000 in 2000, a decline of $2,313,000 or approximately 53.2%. The reduced expenses resulted from the company's implementation of programs started in 1999 to reduce staff, a $158,000 savings, cut overhead, a $957,000 savings, other expense reductions of $374,000, decreased depreciation expense of $244,000, and increased gain of sale on assets of $580,000.

Operating gain in 2001 of $266,000 increased from a loss of $593,000 in 2000, a change of $859,000 or approximately a 144.8% improvement, as a result of the expense reductions described above.

TEXAS CONVENIENCE STORE SEGMENT

At September 30, 2001, the Company operated 8 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. One of the Company's convenience stores is co-branded with a nationally recognized fast food franchise and four have company food service operations. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

Total sales decreased $12,719,000 or approximately 50.3% in 2001 to $12,543,000 from $25,262,000 in 2000. Fuel sales in 2001 were $7,379,000 as compared with $15,361,000 in 2000; fuel sales in gallons declined in 2001 to 5,017,000 gallons as compared with 10,869,000 gallons in 2000. Merchandise sales decreased $4,729,000 to $4,814,000 as compared with $9,543,000 in 2000. Average selling price per gallon increased in 2001 to approximately $1.47 per gallon, as compared with $1.41 per gallon in 2000. The increase is due to nation wide cost increases in 2001 that pressured higher selling prices per gallon.

Gross profit declined to $2,238,000 in 2001 as compared with $4,080,000 in 2000. Gross Margin in the Texas Convenience Store segment increased in 2001 to approximately 17.8% as compared with approximately 16.1% in 2000. Merchandise Gross Margin decreased in 2001, to approximately 24.6% of sales, as compared to approximately 28.4% of sales in 2000. Fuel Gross Margin increased to approximately 9.5% during 2001, as compared with approximately 6.6% during 2000.

Operating expenses during 2001 in the Texas Convenience Store segment was $2,695,000 as compared with $4,830,000 in 2000, a decrease of $2,135,000 or approximately 44.2%.

The Convenience Store segment incurred an operating loss of $457,000 in 2001, as compared with a loss of $751,000 in 2000. The decreased loss is attributable to expense reductions exceeding the decline in gross profit by $293,000 in 2001 compared to 2000.

EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $19,000 in the year ended September 30, 2001, as compared with $227,000 in 2000. The decrease is primarily attributable to a $224,000 decrease in gross profit. EDCO Environmental will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

Unallocated general and administrative expenses declined $606,000 in 2001, to $1,076,000 as compared with $1,682,000 in 2000.

DISCONTINUED - LOUISIANA OPERATIONS

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

2000 COMPARED WITH 1999

Consolidated revenues from continuing operations increased $6,954,000 or
approximately 9.3% to $81,533,000 in the year ended September 30, 2000.    The
increase, primarily in the Texas Petroleum Marketing segment, is primarily due to the increased selling price per gallon of fuel in 2000 compared to 1999. Consolidated gross profit from continuing operations declined $1,510,000 or approximately 14.9% to $8,627,000 in the year ended September 30, 2000. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 10.6% of sales in 2000 from approximately 13.6% of sales in 1999. Gross Margin declined in all segments. The decline in gross profit in 2000 is mainly due to competitive gasoline pricing on rising fuel cost. See segment discussions below.

Consolidated operating expenses declined $1,417,000 or approximately 11.0% in 2000 to $11,426,000. The decrease in operating expenses were mainly attributable to savings related to personnel reductions $1,187,000, general and administrative expense cost cuts of $406,000, depreciation of $84,000, other expense reductions of $117,000 and a $377,000 additional expense related to the loss on sale of assets.

Consolidated operating losses increased $93,000 to $2,799,000 in 2000 as compared with a loss of $2,706,000 in 1999. The company made significant expense reductions in 2000; however, the decline in margins nullified the benefits of expense reductions.

Consolidated loss from continuing operations decreased to $5,297,000 in 2000 as compared to $7,008,000 in 1999. Loss from continuing operations in 2000 includes an $802,000 valuation allowance on ChemWay net assets transferred (following the guidance under SAB Topic 5:E) and $1,701,000 in interest expense. Loss from continuing operations in 1999 includes a $784,000 valuation allowance on ChemWay net assets transferred (following the guidance under SAB Topic 5:E) and $1,802,000 in interest expense.

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

Operating expenses in 2000 declined to $4,340,000 from $5,414,000 in 1999, a decline of $1,074,000 or approximately 19.9%. The reduced expenses resulted from the company's implementation of programs started in 1999 to reduce staff, a $1,086,000 savings, cut overhead, a $122,000 savings, other expense reductions of $73,000,decreased depreciation expense of $107,000 and a $314,000 additional charge related to a reduced gain on sale of assets in 2000 from 1999.

Operating loss in 2000 decreased to $593,000 from $1,013,000 in 1999, a decrease of $420,000 or approximately a 41.5% improvement, as a result of the expense reductions described above.

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

Gross profit declined to $4,079,000 in 2000 as compared with $4,768,000 in 1999. Gross Margin in the Texas Convenience Store segment declined in 2000 to approximately 16.1% as compared with approximately 20.9% in 1999. Merchandise Gross Margin decreased in 2000, to approximately 28.4% of sales, as compared to approximately 32.1% of sales in 1999. Fuel Gross Margin decreased to approximately 6.6% during 2000, as compared with approximately 8.7% during 1999.

Operating expenses during 2000 in the Texas Convenience Store segment was $4,830,000 as compared with $4,784,000 in 1999, an increase of $46,000 or approximately 0.9%.

The Convenience Store segment incurred an operating loss of $751,000 in 2000, as compared with a loss of $16,000 in 1999. The increased loss is due to declining margins in fuel and merchandise sales created by a highly competitive market.


EDCO ENVIRONMENTAL SEGMENT

EDCO Environmental reported an operating profit of $227,000 in the year ended September 30, 2000, as compared with $177,000 in 1999. The increase is primarily attributable to a $158,000 reduction in operating expenses partially offset by a reduction in gross profit margins. EDCO Environmental will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

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

                        CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $604,000 and $725,000 at September 30, 2001 and 2000, respectively. The Company had a net working capital deficit of $9,000,000, as compared with a deficit of $13,153,000 at September 30, 2000. The Company has been operating under a working capital deficit for 3 years. Cash used by operating activities was $2,217,000 and $671,000 in the years ended September 30, 2001 and 2000, respectively.

In the Fourth Quarter of 2000, The Company began implementation of a strategy to reduce debt by selling certain identified assets. . As a part of downsizing the Company has reduced it's staff from 197 to 84 at September 30, 2001. The Company has determined that it is unlikely the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a sufficient working capital infusion. In order to continue as a going concern, management believes the Company must obtain a capital infusion of either equity or debt in amounts sufficient to reduce its current outstanding debts and provide additional working capital to expand it's operations or it must continue to sell its assets. Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing. There can be no assurance that management's plans as described above will be successful.

                        RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which establishes new accounting and reporting standards for business combinations. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The Company has not entered into, and is not expected to enter into, any material business combinations, as defined by SFAS No. 141. At September 30, 2001, the Company did not have goodwill or other intangible assets, as defined by SFAS No. 142. Therefore, management believes there would be no material effect to the Company's financial statements as a result of implementation of these statements.

                                 RECENT EVENTS

On December 4, 2000 the company entered into a stipulated judgment against Affiliated Resources Corp, and ChemWay pertaining to the company's sale of ChemWay to Affiliated in December 1998. The judgment granted by the 130th Judicial District Court of Texas was for $6,000,000 arising from Affiliated's failure to fund the put right at $4.00 per share on the 1,500,000 shares of Affiliated stock that the company had received as consideration for the 1998 transaction. As stipulated in the judgment, the Company received a deed in lieu of foreclosure for the ChemWay assets and improvements as sole payment of the judgment (see Note 3). Management is presently evaluating all strategic alternatives relating to the recently reclaimed assets



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has restated previously reported financial results for fiscal year 2000 and 1999 to give effect to the application of Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) Topic 5:E, Accounting for Divestiture of a Subsidiary or Other Business Operation, for the sale of ChemWay to Affiliated Resources Corporation (Note 3). After reviewing the guidance we realized that the sale of ChemWay, although a divestiture for legal purposes, was not a divestiture for accounting purposes. The financial statements of the Company as of September 30, 1999 were originally audited by PricewaterhouseCoopers LLP. Their report on the 1999 financial statements was before the restatement and included uncertainty language concerning the Companies ability to continue as a going concern. PricewaterhouseCoopers LLP has declined to audit the 1999 restated financial statements after the effects of the application of SAB Topic 5:E were recorded. To meet the disclosure requirements and avoid the cost of reauditing the 1999 financial statements the Company has elected to present the 1999 restated financial statements as unaudited in the accompanying consolidated financial statements. Since PricewaterhouseCoopers LLP has declined to reissue their reports the 1998 financial statements, although they have not been revised are also labeled as unaudited. The Company's decision to engage Stephenson & Trlicek, P. C. to audit the 2000 financial statements preceded the change in accounting for the sale of ChemWay and was approved by the Audit Committee and Board of Directors. We have discussed the restatement of the financial statements with our prior auditors, Audit Committee and the Board of Directors. The Company's current auditor's have issued an audit report on the 2000 restated financial statements and 2001 financial statements.


                                    PART III

ITEMS 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the current directors and executive officers of the Company.

       NAME                           POSITION                            AGE

Jerriel L. Evans, Sr.    Chairman of the Board, President and Chief        62
                         Executive Officer

Peter J. Losavio, Jr.    Vice Chairman of the Board                        60

Darlene N. Jones         Director, Secretary and Treasurer                 43

Charles N. Way           Director, and Controller                          59

Matt Hessions            Director                                          50

Jerry L. Evans, Jr.      Vice President of Corporate Relations and         36
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

CHARLES N. WAY has been a member of the Company's Board of Directors since March 1982. Mr. Way also serves as Controller of the Company. He has held these positions since June 1980 and March 1982, respectively. Mr. Way previously served as the Company's Chief Financial Officer from June 1980 until June 1997. Mr. Way joined the Company in June of 1979. He was born in Houston, Texas, in 1942 and graduated from Jessie H. Jones High School in 1961. He received a B.B.A. degree in Accounting from Texas A&M University in 1966. He was employed with Texaco, Inc. from 1966 to 1968 where he served as an accountant. From 1968 to 1973, Mr. Way served as an Accounting Division Manager with Tenneco Oil Company. From 1973 to 1976, he was employed as a Controller with News, Inc. And Subsidiaries. From 1976 to 1979, Mr. Way owned and operated All-Ways Automotive & Tire Service in Houston, Texas. Mr. Way resigned as a director on 10/21/01 and was laid off on November 14, 2001 due to the downturn in business.

JERRY L. EVANS, JR. has been with the Company for the past fifteen years having started with the Company as a Store Associate in 1983. Mr. Evans graduated from Bay City High School in 1983 and attended both Wharton County Junior College and Southwest Texas State, where he focused on Communications and Political Science. Mr. Evans served as Vice President of Investor Relations from 1993 to 1998 when he was appointed Vice President of Corporate and Investor Relations and Human Resources in April 1998. Mr. Evans is active on several organization and community committees having served as Chairman of the Matagorda County Republican Party, City Councilman for Bay City, Chairman of the Home Rule Charter Commission and the Board of Directors of the Texas Petroleum Marketers and Convenience Store Association. Mr. Evans was laid off on November 14, 2001due to the downturn in business.

There are no family relationships between any directors and executive officers of the Company except that Jerry L. Evans, Jr. and Darlene E. Jones are Jerriel
L. Evans, Sr. son and daughter, respectively.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended September 30, 2001 ("Fiscal 2001"), the Company's Board of Directors formally met on six occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors and Committees on which he served during Fiscal 2001. The Board of Directors has no committees other than the Compensation Committee and the Audit Committee.

The Company's Compensation Committee, which is comprised of Peter J. Lasavio (Chairman and Matt Hession, reviews and approves the compensation of the Company's executive officers and administers and interprets the Company's stock option plans. The Compensation Committee met or took action on one occasion during Fiscal 2001.

The Company's Audit Committee, which is comprised of Matt Hession (Chairman) and Peter J. Losavio, recommends the Company's independent auditors, reviews the scope of their engagement, consults with the auditors, reviews the results of their examination, acts as liaison between the Board of Directors and the auditors and reviews various Company policies, including those relating to accounting and internal controls. The Audit Committee met or took action on two occasions during Fiscal 2001.

COMPENSATION OF DIRECTORS

During Fiscal 2001, each director, who is not an employee of the Company receives a monthly retainer fee of $500. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

In March 2001, the Company granted members of the Board of Directors options to acquire an aggregate of 595,000 shares at $0.156 per share.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended September 30, 2001,2000,and 1999, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the company of the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2001 who received compensation of at least $100,000 during the Fiscal 2001 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation                          Long-Term Compensation Awards
                                   -----------------------------------------           ---------------------------------------
     Name and                                                    Other Annual          Restricted
Principal Position                                               Compensation            Stock                     All Other
------------------                 Year   Salary($)   Bonus($)   ($)(1)(2)(3)           Awards($)    Options(#)   Compensation
                                   ----   --------    --------   ------------          ----------    ----------    ------------
Jerriel L. Evans, Sr. (2)
    Chairman of the Board,         2001   150,000        -0-        208,000                            500,000          (2)
    President and                  2000   140,000        -0-         51,600                --              -0-          (2)
    Chief Executive Officer        1999    96,250        -0-         54,300                             75,000          (2)

I. Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

II. In addition to the compensation for Mr. Evans set forth above, he also receives lease income for the rental of various properties used by the Company. See Note 11 to the Consolidated Financial Statements, included herein. The amounts included in Other Annual Compensation are $48,000, $51,600, and $54,300 for the years 2001, 2000, and 1999 respectfully

III. Mr. Evans was granted 800,000 shares of the company's common stock on March 22, 2001 in payment of accrued commissions due of $160,000 included as Other Annual Compensation for 2001.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning Options/SARs granted during Fiscal 2001 to the Named Officers.


                                                                  Potential Realizable Value of Assumed
                                                                       Annual Rates of Stock Price
                             Shares         % of Total              Appreciation for Option Term (2)
                           Underlying       Granted to      -----------------------------------------------------
                          Options/SARs      Employees       Exercise or Base       Expiration
Name                      Granted (#)     in Fiscal 2001      ($/Share)(1)            Date       5%($)    10%($)
----                      ------------    --------------    ----------------       ----------  ------    -------
Jerriel L. Evans, Sr.         500,000              63%              0.156            3/22/06    99,550    125,620

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

EMPLOYMENT AGREEMENTS

J. L. Evans, Sr. and the Company entered into an employment agreement, dated March 22, 2001, for Mr. Evans to serve as President and Chief Executive Officer of the Company through September 30, 2004. The agreement provides for an annual base salary of $150,000 per year. The agreement provides that a 500,000 share stock option be granted to Mr. Evans with vesting of 200,000 occurring on March 22, 2001, and 300,000 vesting in equal monthly amounts over the three year term of the employment contract or upon a change of control of the Company. During the term of his employment with the Company, Mr. Evans is also entitled to participation in all other benefit plans provided by the Company to its executives, four weeks paid vacation per year and a $500 per month car allowance. The agreement also restricts Mr. Evans from competing with the Company or soliciting customers or other business for any entity other than the Company during the term of the agreement and from disclosing certain confidential information with respect to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 2001, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.


                                                                Amount and
                                                                 Nature of               Percent of
Name and Address (1)                                       Beneficial Ownership (2)      Class (3)
--------------------                                       ------------------------      -----------
J. L. Evans Systems, Ltd., a Texas Limited Partnership           752,000(4)                 11.1%
J. L. Evans, Sr.                                               2,431,015(5)                 16.9%
Maybell H. Evans                                                 775,300(6)                 11.5%
Charles N. Way                                                    50,250(7)                   *
Darlene E. Jones                                                  46,405(8)                   *
J. L. Evans, Jr.                                                  64,418(9)                   *
Peter J. Losavio, Jr.                                             20,000(10)                  *
          8414 Bluebonnet Blvd., Suite 110
          Baton Rouge, LA 70810
Matt Hession                                                      17,500(11)                  *
All executive officers and Directors as a group (6 persons)    2,629,768                    38.9%

  *     less than 1%

1. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
2. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
3. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
4. The general partner is J.L. Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel
     L. Evans, Jr., and Terry W. Evans.
5. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership. Includes 575,000 shares issuable upon the exercise of options.
6. Includes 752,000 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.
7.   Includes 37,000 shares issuable to Mr. Way upon the exercise of options.
8.   Includes 35,000 shares issuable to Mrs. Jones upon the exercise of options.
9. Includes 37,000 shares issuable to Mr. Evans Jr. upon the exercise of options.
10. Includes 20,000 shares issuable to Mr. Losavio upon the exercise of options.
11. Includes 17,500 shares issuable to Mr. Hession upon the exercise of options.

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

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2001

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Company leased two convenience store locations from Mr. J.L. Evans, Sr., the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly lease payments of $2,500, which was renewed
for two additional five-year period.   One five-year lease commenced in March
1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. However, the Company is making monthly rental payments of $1,500 under a month to month rental agreement. The amounts paid under these leases were $48,000, $51,600, and $54,300 for the years ended September 30, 2001, 2000 and
1999, respectively. Future minimum lease commitments as of September 30, 2001 are $22,500.

From time to time, the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2001 and 2000. The Company has also issued various stock options to directors, officers and key employees.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on Page F-1.

     (3) Exhibits.
         See Index to Exhibits on sequential page 25.

II.  Reports on Form 8-K:
     No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

EVANS SYSTEMS, INC.
Index to Consolidated Financial Statements
September 30, 2001, 2000 and 1999
---------------------------------

                                                                 Page No.
                                                                 --------

Independent Auditor's Report                                       F-2

Consolidated Balance Sheets at September 30, 2001 and 2000         F-3

Consolidated Statements of Operations for the Years Ended
 September 30, 2001, 2000 and 1999                                 F-4

Consolidated Statements of Cash Flows for the Years Ended
 September 30, 2001, 2000 and 1999                                 F-5

Consolidated Statements of Stockholders' Equity for the Years
 Ended September 30, 2001, 2000 and 1999                           F-6

Notes to Consolidated Financial Statements                         F-7


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evans Systems, Inc. and its subsidiaries at September 30, 2001 and 2000 and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Evans Systems, Inc. as of September 30, 1999 are unaudited.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. at September 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stephenson and Trlicek, P. C.

Wharton, Texas
December 28, 2001

EVANS SYSTEMS, INC.
Consolidated Balance Sheets
September 30, 2001 and 2000
---------------------------

                                                                    2001        2000
                                                                  ---------   --------
                                                                     (in thousands)
ASSETS

Current assets:
Cash and cash equivalents                                         $    604    $    725
Trade receivables, net of allowance for doubtful receivables
 of $73,000 and $285,000, respectively                                 937       2,536
Inventory                                                            1,155       2,717
Prepaid expenses and other current assets                              270         170
                                                                  --------    --------
 Total current assets                                                2,966       6,148
Property and equipment, net                                          8,258      13,409
Net assets transferred under contractual agreement, net of a
 valuation allowance of $0 and $1,586,000, respectively                  -       1,628
Other assets                                                           182         136
                                                                  --------    --------
 Total assets                                                     $ 11,406    $ 21,321
                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                             $  4,992    $  7,575
Current portion of long-term debt                                    4,943       9,910
Current portion of obligations under capital leases                    790         744
Accrued interest                                                     1,277       1,072
                                                                  --------    --------
 Total current liabilities                                          12,002      19,301
Long-term debt, net of current maturities                              609         630
Obligations under capital leases, net of current maturities              -          86
                                                                  --------    --------
 Total liabilities                                                  12,611      20,017

Stockholders' equity
Common stock, $0.01 par value, 15,000,000 shares authorized,
 6,759,831 and 5,542,429 shares issued, respectively                    68          55
Additional paid-in capital                                          17,074      16,850
Accumulated deficit                                                (17,913)    (15,167)
Treasury stock, 72,589 shares, at cost                                (434)       (434)
                                                                  --------    --------
 Total stockholders' equity                                         (1,205)      1,304
                                                                  --------    --------
 Total liabilities and stockholders' equity                       $ 11,406    $ 21,321
                                                                  ========    ========

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2001, 2000 and 1999
---------------------------------------------

                                                                    2001        2000        1999
                                                                  ---------   --------    --------
                                                                     (in thousands, except per
                                                                            share amounts)
                                                                                        (Unaudited)
Revenues:
 Motor fuel sales (including consumer excise and state
  fuel taxes of $10,354, $22,721 and $20,000, respectively)        $34,649     $69,133     $60,572
 Other sales and services                                            6,381      12,400      14,007
                                                                   -------     -------     -------
   Total revenues                                                   41,030      81,533      74,579
Cost of sales
 Motor fuels                                                        31,665      64,488      55,807
 Other sales and services                                            4,258       8,418       8,635
                                                                   -------     -------     -------
   Total cost of sales                                              35,923      72,906      64,442
                                                                   -------     -------     -------
Gross profit                                                         5,107       8,627      10,137
Operating expenses
 Employment expenses                                                 3,317       4,834       6,021
 Other operating expenses                                            1,402       2,833       2,950
 Other general and administrative expenses                           1,706       2,335       2,741
 Depreciation and amortization                                         936       1,387       1,471
 (Gain) loss on sale of assets                                      (1,006)         37        (340)
                                                                   -------     -------     -------
   Total operating expenses                                          6,355      11,426      12,843
                                                                   -------     -------     -------
Operating loss                                                      (1,248)     (2,799)     (2,706)
Other income (expense)
 Valuation allowance on net assets transferred (Note 3)                  -        (802)       (784)
 Interest income                                                         9          16          94
 Interest expense                                                     (689)     (1,701)     (1,802)
 Other income (expense)                                                (85)        (11)       (654)
                                                                   -------     -------     -------
   Total other income (expense)                                       (765)     (2,498)     (3,146)
                                                                   -------     -------     -------
Loss from continuing operations before income taxes                 (2,013)     (5,297)     (5,852)
Provision (benefit) from income taxes                                    -           -       1,156
                                                                   -------     -------     -------
Loss from continuing operations                                     (2,013)     (5,297)     (7,008)
Discontinued operations
 Loss from discontinued operations of Evans Oil of
  Louisiana to May 17, 2001                                           (820)       (705)       (293)
 Gain on disposal of Evans Oil of Louisiana                             87           -           -
                                                                   -------     -------     -------
   Total discontinued operations                                      (733)       (705)       (293)
                                                                   -------     -------     -------
Net loss                                                           $(2,746)    $(6,002)    $(7,301)
                                                                   =======     =======     =======

Basic and diluted earnings (loss) per common share:
 Continuing operations                                             $ (0.33)    $ (1.24)    $ (1.82)
 Discontinued operations                                             (0.12)      (0.17)      (0.08)
                                                                   -------     -------     -------
 Earnings (loss) per common share                                  $ (0.45)    $ (1.41)    $ (1.90)
                                                                   =======     =======     =======
Basic and diluted weighted average common shares outstanding         6,134       4,263       3,846
                                                                   =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2001, 2000 and 1999
---------------------------------------------

                                                               2001          2000        1999
                                                            ---------     ----------  ----------
                                                                        (in thousands)
                                                                                      (Unaudited)
Cash flows from operating activities
Net loss                                                     $(2,746)      $(6,002)    $(7,301)
Adjustments:
Depreciation and amortization                                    936         1,513       1,589
Stock option compensation expense                                  -           247         404
Valuation allowance on net assets transferred (Note 3)             -           802         784
Loss (gain) on sale of assets                                 (1,006)           37        (381)
Loss on sale of Evans Oil of Louisiana fixed assets
 to May 17, 2001                                                  49             -           -
Gain on disposal of discontinued operations                      (87)            -           -
Deferred income taxes                                              -             -       1,203
Loss on settlement of financial advisor claim                      -             -         610
Changes in assets and liabilities:
 Receivables                                                   1,599          (125)        340
 Inventory                                                     1,562           267         730
 Prepaid expenses and other                                     (146)          425         883
 Accounts payable and accrued expenses                        (2,378)        2,165         393
 Income taxes receivable/payable                                   -             -         128
                                                             -------       -------     -------
  Net cash used by operating activities                       (2,217)         (671)       (618)
Cash flows from investing activities:
Capital expenditures                                            (125)         (467)       (641)
Proceeds from sale of property and equipment                   7,519           404       1,606
                                                             -------       -------     -------
  Net cash provided (used) by investing activities             7,394           (63)        965
Cash flows from financing activities
New borrowings                                                   536         1,000         322
Reduction of long-term debt                                   (6,031)       (1,069)     (1,607)
Reduction of capital lease obligations                           (40)          (39)        (86)
Net proceeds from stock issuance                                 237           575       1,185
                                                             -------       -------     -------
  Net cash provided (used) by financing activities            (5,298)          467        (186)
                                                             -------       -------     -------
Net increase (decrease) in cash and cash equivalents            (121)         (267)        161
Cash and cash equivalents, beginning of year                     725           992         831
                                                             -------       -------     -------
Cash and cash equivalents, end of year                       $   604       $   725     $   992
                                                             =======       =======     =======
Supplemental disclosure of cash flow information:
Cash paid for interest                                       $   484       $ 1,341     $ 1,320
                                                             =======       =======     =======
Cash paid for taxes                                          $     -       $     -     $    47
                                                             =======       =======     =======
Supplemental disclosure of noncash transactions:
Reclassification of ChemWay assets received                  $ 2,135       $     -     $     -
                                                             =======       =======     =======
Reclassification of debt assumed on assets received          $   507       $     -     $     -
                                                             =======       =======     =======


   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2001, 2000 and 1999
---------------------------------------------

                                                Common stock     Additional  Retained
                                              ------------------   paid-in   earnings    Treasury
                                               Shares    Amount    capital   (deficit)     stock      Total
                                              ---------  ------- ----------  ---------   ---------  ---------
                                                        (in thousands, except common share amounts)
Balance - September 30, 1998 (unaudited)      3,268,298    $33    $13,811    $ (1,864)   $  (434)    $11,546

Stock options exercised                         383,818      4        711         715
Warrants exercised                               62,715      1        187         188
Issuance of common stock                        350,000      3        729         732
Compensation expense recognized in
connection with options granted                                                   248                    248
Net loss for 1999                                                              (7,301)                (7,301)
                                              ---------    ---    -------    --------    -------     -------
Balance - September 30, 1999 (unaudited)      4,064,831     41     15,686      (9,165)      (434)      6,128

Stock options exercised
Warrants exercised
Issuance of common stock                      1,437,500     14        561                                575
Expiration of redeemable
common stock                                     40,000      -        160                                160
Compensation expense recognized in
connection with options granted                                       443                                443
Net loss for 2000                                                              (6,002)                (6,002)
                                              ---------    ---    -------    --------    -------     -------
Balance - September 30, 2000                  5,542,331     55     16,850     (15,167)      (434)      1,304

Stock options exercised
Warrants exercised
Issuance of common stock                      1,217,500     13        224                                237
Compensation expense recognized in
connection with options granted                                         -                                  -
Net loss for 2001                                                              (2,746)                (2,746)
                                              ---------    ---    -------    --------    -------     -------
Balance - September 30, 2001                  6,759,831    $68    $17,074    $(17,913)   $  (434)    $(1,205)
                                              =========    ===    =======    ========    =======     =======

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2001, 2000 and 1999
---------------------------------

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

  BASIS OF ACCOUNTING

  The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales to open dealer accounts are recognized when delivered. Revenues from motor fuel sales and retail sales at convenience stores are recognized when sold at the store. Environmental segment revenues are recognized on the percentage of completion method. There was no material work in process at September 30, 2001, 2000 and 1999.
  Expenses are recognized in the period in which they are incurred.

  CASH AND CASH EQUIVALENTS

  For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

  INVENTORIES

  Substantially all inventories are products held for sale. Inventories of oil and grease, automotive products and accessories, chemical products and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. Gas and diesel fuels inventory is valued using the last-in, first-out (LIFO) method which resulted in inventory being $68,000 and $368,000 less at September 30, 2001 and 2000 than replacement cost.

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

  Buildings                             15-41 years
  Leasehold improvements                Life of lease, up to 31 years
  Equipment                             5 -15 years
  Transportation equipment              5 -10 years
  Office equipment                      3 - 7 years

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------



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

  The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period. The Company has recorded a valuation allowance, which reflects the estimated amount of deferred tax assets that more likely than not will be realized.

  EARNINGS (LOSS) PER SHARE

  The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2001, 2000 and 1999 since they would have resulted in a antidilutive effect on loss from continuing operations.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which establishes new accounting and reporting standards for business combinations. The FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The Company has not entered into, and is not expected to enter into, any material business combinations, as defined by SFAS No. 141. At September 30, 2001, the Company did not have goodwill or other intangible assets, as defined by SFAS No. 142. Therefore, management believes there would be no material effect to the Company's financial statements as a result of implementation of these statements.

  RECLASSIFICATIONS AND FINANCIAL STATEMENTS PRESENTED

  Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the 2001 financial statement presentation. Such reclassifications had no effect on net loss as previously reported. Disclosures herein relating to the 1999 financial statements are unaudited.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


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

  Affiliated was a shell company at the time of this transaction, and had no operations or experience in packaging and marketing automotive chemical products. At December 31, 1999, Affiliated reported, in its Annual Report on Form 10-KSB, an accumulated deficit of $10,031,466 and a negative working capital balance of $1,769,064. Affiliated reported revenues from operations of $519,374 and a loss from operations of $2,524,088 during 1999. In its
  September 30, 2000 quarterly report on           Form 10-QSB, Affiliated
  reported a loss from operations of $4,475,670, a net loss of $11,675,314, a negative working capital balance of $1,502,593 and an accumulated deficit of $20,355,020. Affiliated common stock is quoted on the Nasdaq Over-the-Counter Bulletin Board.

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

  Following the guidance provided by the Securities and Exchange Commission Staff Accounting Bulletin (SAB) Topic 5:E, the Company has determined that although a legal transfer of business ownership of ChemWay to Affiliated has occurred, guidance under SAB Topic 5:E reflects that a divestiture for accounting purposes should not be recognized. Under SAB Topic 5:E, the existence of the put agreement precluded sale accounting due to the contingent nature of the consideration received, as the value of the Affiliated common shares received was essentially secured with the ChemWay assets. Had the put agreement been relinquished, sale accounting would have applied to this transaction. If the put was exercised by the Company and Affiliated was unable to satisfy its obligations under the put, the assets would likely be relinquished to the Company. Accordingly, the assets and liabilities of ChemWay have been segregated in the consolidated balance sheet as "Net assets transferred under contractual agreement". Under SAB Topic 5:E, accounting for this transaction is similar to the equity method of accounting prescribed under APB No. 18, in that the net assets of ChemWay are accounted for as a single line item and impairment is recognized based on the results of its operations. Under SAB Topic 5:E, any operating losses of ChemWay would be the best available evidence of a change in valuation of the business.
  Accordingly, the Company has recorded a valuation allowance during 2000 and 1999 based on management's analysis of internal reports of ChemWay's operating performance by Affiliated during those respective years. During 2000 and 1999, the Company recorded $802,000 and $784,000, respectively, as a valuation allowance on the net assets transferred under contractual agreement. Further, although the Company was legally

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  released from all the liabilities of ChemWay totaling $1,997,000, SAB Topic 5:E does not allow the Company to reflect such debt release or any gain recognition in the financial statements as the risks of ownership under SAB Topic 5:E are not transferred unless the Put agreement was relinquished.

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

  The following summarizes the net assets transferred and valuation allowance charges (in thousands):

                                                          2001          2000           1999
                                                       ---------    ------------     ---------
                                                                                    (UNAUDITED)
Assets transferred under contractual agreements        $      -         $ 5,211         $ 5,211
Liabilities transferred under contractual
 agreements                                                   -          (1,997)         (1,997)
                                                       --------         -------         --------
    Net assets transferred under contractual
    agreements                                                -           3,214           3,214
Valuation allowance on net assets transferred                 -          (1,586)           (784)
                                                       --------          -------        --------
    Net assets transferred, net of valuation
    allowance                                          $      -         $  1,628        $ 2,430
                                                       ========         ========        =======
Valuation allowance on net assets transferred
    Balance - beginning of year                        $      -          $   784        $     -
    Charge to valuation allowance                             -              802            784
                                                       --------          -------        -------
    Balance - end of year                              $      -          $ 1,586        $   784
                                                       ========          =======        =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


4.  DISCONTINUED OPERATIONS OF EVANS OIL OF LOUISIANA

  On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the year ended September 30, 2001, 2000 and 1999 are as follows (in thousands):

                                                          2001*           2000          1999
                                                       ---------      ----------     ---------
                                                                                    (UNAUDITED)
     Revenues                                          $ 4,717        $ 13,796       $12,694
                                                       =======        ========       =======
     Income (loss) from operations                     $  (820)       $   (705)      $   431
                                                       =======        ========       =======
     Gain on sale of discontinued operations           $    87        $      -       $     -
                                                       =======        ========       =======

     *  Through May 17, 2001

5.  PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at September 30 (in thousands):

                                                 2001               2000
                                                -------           --------
  Land                                          $ 1,857           $  2,648
  Buildings                                       3,792              6,003
  Leasehold improvements                             42                756
  Equipment                                       8,103             13,362
  Transportation equipment                        1,131              1,458
  Office equipment                                2,465              2,475
                                                -------           --------
                                                 17,390             26,702
  Less - accumulated depreciation                (9,132)           (13,293)
                                                -------           --------
  Property and equipment, net                   $ 8,258           $ 13,409
                                                =======           ========

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------



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

  During the third quarter of 2001, the Company closed on the sale of one company operated store and one store previously leased to others for total proceeds, net of closing costs, of approximately $1,063,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $22,000 during the third quarter of 2001. The net book value of the assets sold approximated $1,041,000, inclusive of $76,000 in inventory.

  During the fourth quarter of 2001, the Company closed on the sale of one company operated store for total proceeds, net of closing costs, of approximately $595,000 which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $40,000 during the fourth quarter of 2001. The net book value of the assets sold approximated $555,000.

  The following summarizes the Company's sales of assets during the year ended September 30, 2001 (in thousands):


       Net proceeds:
          Citgo, Texaco and Diamond Shamrock accounts               $1,286
          Phillip 66 accounts                                          556
          Other independent dealer accounts                            178
          Sale of company operated stores and equipment              4,232
          Other                                                        115
                                                                    ------
            Total net proceeds                                       6,367
       Net book value of assets sold:
          Citgo, Texaco and Diamond Shamrock accounts                  699
          Phillip 66 accounts                                          318
          Other independent dealer accounts                            170
          Sale of company operated stores and equipment              3,969
          Other                                                        205
                                                                    ------
            Total net book value of assets sold                      5,361
                                                                    ------
       Net gain on sale of assets                                   $1,006
                                                                    ======

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------

  During fiscal 2000, the Company sold various store and transportation equipment for total proceeds of $404,000. The store and transportation equipment sold had an aggregate net book value of $441,000 and the Company recorded a $37,000 loss on the sale of fixed assets for the year ended September 30, 2000.

6.      LONG-TERM DEBT

  Long-term debt is summarized as follows at September 30 (in thousands):


                                                                     2001       2000
                                                                    ------    -------
  Notes payable to a bank, at prime plus 2%, payable on
   January 31, 2001, secured by property and equipment,
   receivables, inventory and common stock of subsidiaries.          $4,747   $ 9,153
  Notes payable to a bank, at prime to 12%, payable to 2004, secured by property and equipment, improvements,
   receivables, inventory and common stock of subsidiaries.              95       591
  Notes payable to a bank, at 14.9%, payable to 2014,
   secured by a warehouse building                                      501         -
  Notes payable to a financial institution, 8% to 11%, payable to 2005, secured by property, equipment, improvements,
   inventory, accounts receivable and 20,000 treasury shares              -       320
  Notes payable to a financial institution, 9.26% to 10.75%,
   payable to 2005, secured by property and equipment                     -       199
  Other                                                                 209       277
                                                                     ------   -------
  Total long-term debt                                                5,552    10,540
  Less - current maturities                                           4,943     9,910
                                                                     ------   -------
   Total long-term debt, net of current maturities                   $  609   $   630
                                                                     ======   =======

  As of September 30, 2001, principal maturities of long-term debt, after consideration of the defaults described below, are as follows (in thousands):


YEAR ENDING SEPTEMBER 30,
-------------------------
2002                                      $4,943
2003                                          82
2004                                          33
2005                                          34
2006                                          38
Thereafter                                   422
                                          ------
       Total                              $5,552
                                          ======

  On March 31, 1999, the Company amended its credit agreement with its primary lender (the Refinancing), pursuant to which the bank (i) waived all previous and continuing covenant defaults; (ii) extended the maturity of its loan balance to January 31, 2001; and (iii) assumed the amounts outstanding under the other bank lender's loans under their current terms and conditions. Under the

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  terms of the Refinancing, such bank lender received a first-lien position on substantially all the assets of the Company. The refinancing contains certain financial covenant obligations, including minimum net worth, minimum earnings before interest, taxes and depreciation, working capital ratio and fixed charge coverage ratio. Further, the Company is prohibited by its bank agreement from payment of any cash dividends and from obtaining additional debt without the bank's consent.

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

  On January 26, 2000, the Company closed on an additional $1,000,000 credit facility with its primary bank lender. The new credit facility is secured by the Company's general offices, three acres of land and a 7,490 square foot warehouse together with 14,784 square feet of additional warehouse buildings. The credit facility is further secured by a pledge of the Company's rights and interests in funds held by an escrow agent, which would be due to the Company as a result of a breach by TSC of its obligations under the purchase agreement. Proceeds of the new credit facility were used for working capital and to fund expenses necessary to obtain new financing. Interest on the credit facility will accrue at an annual rate of 2% above the bank's established prime lending rate, payable monthly. The note became payable on May 1, 2000; however, the bank extended the maturity of its loan balance to January 31, 2001.

  In December 2000, the Company and its primary lender reached a workout agreement (the Workout Agreement) whereby the total debt due to this bank at December 31, 2000 of approximately $8,970,700 plus accrued interest and penalties of $1,113,600 would be restructured to terms that call for the payment of $7.5 million on or before June 15, 2001 in full satisfaction of all amounts due to this bank. Under the terms of the Workout Agreement, sales of Company assets, including the sales of Evans Oil of Louisiana, certain Texas C-stores and sales of certain Texas Petroleum Marketing Supply contracts, will be used to pay the $7.5 million. The Workout Agreement further states that should the June 15, 2001 deadline not be met, $8.5 million will be due on or before August 15, 2001. The Workout Agreement also provides that should the August 15, 2001 deadline not be met, all the outstanding principal, accrued interest and penalties due to this lender will become due.

  On May 16, 2001, the Company accepted a commitment from Advisco Capital Corp.
  (ACC) to make available to the Company an $8.8 million secured term loan and secured revolving credit facility (the Financing). The Financing would bear an interest rate of 1.25%, payable monthly for a term of two years, with an option to renew for an additional 1 year. Funding of the loan was subject to the completion and satisfaction, to ACC's approval, of certain requirements and covenants of the Financing. Those requirements and covenants included, but were not limited to, the submission of a Business Plan by the Company, evidence of compliance with all government agencies having jurisdiction, and submission of a workout plan with the Company's unsecured creditors, requiring such unsecured creditors to agree to have their claims paid in accordance with terms and conditions satisfactory to ACC and forbear from taking any action against the Company provided their obligations are paid as agreed. In September 2001, the Financing agreement was mutually terminated by the Company and ACC due to the inability of the Company and ACC to close the loan prior to the August 15, 2001 workout agreement deadline with the Company's primary lender.

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  As the Company was unable to comply with the conditions of the Workout Agreement subsequent to August 15, 2001, and as the bank has not extended the Workout Agreement past August 15, 2001, all of the outstanding debt due to this bank approximating $4,747,000 has been classified as current at September 30, 2001. The Company also has accrued interest and penalties of $1,027,000 as of September 30, 2001 due to this bank. The Company is currently holding talks with the bank regarding the outstanding principal, interest and penalties; however, no formal agreements or additional workout terms have been agreed upon and there can be no assurance that such agreements will be realized or successful.

  At September 30, 2000, the Company was in default with two notes payable to a financial institution, and accordingly, all debt due to this financial institution aggregating $320,000 has been classified as current at September 30, 2000. As of September 30, 2001, both of these notes payable were repaid in full from proceeds on the sale of the Company's former corporate office building and other asset sales.

  Management is currently holding talks with several potential lending institutions to replace its existing bank debt with new financing. However, there can be no assurance that such agreements or new financing will be realized or successful.

7.  CAPITAL LEASES

  The Company leases it's information systems and trucks under capital lease obligations due to two financial institutions expiring through 2002. Amortization of assets under capital leases is over the life of the lease and is included in depreciation and amortization expense. The cost of the information systems and trucks acquired under capital leases was $1,436,000. Accumulated amortization was $1,312,000 and $1,098,000 at September 30, 2001 and 2000, respectively.

  Future minimum lease payments under capital lease obligations as of September 30, 2001 are as follows (in thousands):


         YEAR ENDING SEPTEMBER 30,
         2002                                                              $881
         Thereafter                                                           -
                                                                           ----
         Total minimum lease payments                                       881
         Less: Amount representing interest                                 (91)
                                                                           ----
         Present value of minimum lease payments                           $790
                                                                           ----

  The Company currently is in default with its capital lease obligations due to a financial institution for the information systems assets. Accordingly, the capital lease obligation of approximately $704,000 at September 30, 2001 has been classified as current portion of obligations under capital leases on the accompanying consolidated balance sheet at September 30, 2001.

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------



8.  INCOME TAXES

  Income taxes are attributable to the following (in thousands):

                                        YEAR ENDED SEPTEMBER 30,
                                  -----------------------------------
                                    2001         2000        1999
                                  --------   ----------   -----------
                                                          (UNAUDITED)
  Current:
   Federal                        $      -   $        -     $  (79)
   State                                 -            -         32
                                  --------   ----------     ------
                                         -            -        (47)
                                  --------   ----------     ------
  Deferred
   Federal                               -            -      1,056
   State                                 -            -        147
                                  --------   ----------     ------
                                         -            -      1,203
                                  --------   ----------     ------
     Total                        $      -   $        -      1,156
                                  ========   ==========     ======


  The difference between the tax effect of net income (loss applied at the statutory federal income tax rates is as follows (in tho


                                                                         YEAR ENDED SEPTEMBER 30,
                                                                   ---------------------------------
                                                                     2001          2000       1999
                                                                   --------     ---------   --------
                                                                                           (UNAUDITED)
  Pre-tax financial net loss                                       $  (934)     $ (2,041)   $ (2,089)
  Permanent items                                                       16            85           -
                                                                   -------      --------    --------
  Adjusted pre-tax financial net loss                                 (918)       (1,956)     (2,089)
  Timing items
   Difference in book and tax depreciation                             129           129       1,805
   Difference in book and tax gain on sale of operating assets         938            87           -
                                                                   -------      --------    --------
     Net difference in depreciable assets                            1,067           216       1,805
   Taxable gain on exchange sale of ChemWay                              -           341       1,404
   Difference in book and tax bad debt expense                         (71)           (1)          -
   Difference in other book and tax items, net                         (12)           22          36
                                                                   -------      --------    --------
     Total timing items                                                984           578       3,245
                                                                   -------      --------    --------
  Taxable income before carryforward of net operating losses            66        (1,378)      1,156
  Utilization of net operating losses from prior years                 (66)        1,378           -
                                                                   -------      --------    --------
  Taxable income                                                   $     -      $      -    $  1,156
                                                                   =======      ========    ========

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  The provision for (benefit from) income taxes consists of the following (in thousands):

                                YEAR ENDED SEPTEMBER 30,
                               --------------------------
                                2001    2000      1999
                               ------  ------  ----------
                                               (Unaudited)
  Continuing operations        $   -   $   -       $ ( 47)
  Discontinued operations          -       -        1,203
                               -----   -----       ------
     Total                     $   -   $   -       $1,156
                               =====   =====       ======


  Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                                                    2001        2000
                                                                  -------   ----------
  Net deferred assets and liabilities
   Tax effect of differences in underlying carrying value of
     net assets for book and tax purposes                          $(756)    $(1,823)
   Bad debt allowance                                                 26          97
   Deferred compensation and other liabilities                        10          22
                                                                   -----     -------
      Total net deferred tax assets (liabilities)                   (720)     (1,704)
   Valuation allowance from prior years net operating and
     capital losses                                                  720       1,704
                                                                   -----     -------
         Net deferred tax assets (liabilities)                     $   -     $     -
                                                                   =====     =======

  At September 30, 2001, the Company had regular tax net operating loss carryforwards from continuing operations of $16.4 million available for federal income tax purposes that expire through 2021 and capital loss carryforwards of $7.7 million. Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

9. OPERATING LEASES

  The Company leases seven convenience store locations and one other facility under operating lease agreements with varying lives and terms. One of these leases is with a related party (Note 11).

  At September 30, 2001, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

        YEAR ENDED SEPTEMBER 30,
        ------------------------
         2002                                $121
         2003                                  82
         2004                                  60
         2005                                  20
         2006                                  18
         Thereafter                             5
                                             ----
         Total                               $306
                                             ====

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  The Company also rents two stores on a month-to-month basis from unrelated parties. Rents paid for these stores totaled $34,000 as of September 30, 2001. The Company also rented one store on a month-to-month basis from a related party (Note 11).

  The Company has 5 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $176,600 as of September 30, 2001.

10. COMMON STOCK

  In August 1992, the Company issued warrants to purchase shares of the Company's common stock at an exercise price of $2.86 per share. In June 1997, the Company extended the expiration date of the remaining warrants to August 1, 2002 and recorded compensation expense of $38,000. In 2000 and 1999, -0-and 62,813, respectively, of such warrants were exercised. At September 30, 2000, there were no warrants outstanding to purchase shares.

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

  In December 1998, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $11.63 per share, of which 5,000 options expired during 2001.

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  In December 1998, the Board of Directors agreed to grant a five-year option to acquire 75,000 shares at $11.63 per share to the chief executive officer, vesting over three years.

  In May 1999, the Company granted certain employees options to receive an aggregate of 24,000 shares of common stock, of which 12,900 have subsequently expired. The shares vest one year from the date of grant and may be exercised 180 days thereafter. The closing price of the Company's common stock was $30.56 per share and $196,000 was recorded as compensation expense in fiscal 1999. Additional compensation expense of $247,000 was recorded during 2000.

  In December 1999, the Company granted certain members of the Board of Directors options to acquire an aggregate of 7,500 shares at $0.81 per share of which 5,000 options expired in 2001.

  In January 2000, the Board of Directors agreed to issue five-year options to various officers and key employees of the Company aggregating 45,000 shares of common stock at $3.31 per share, of which 3,000 have subsequently expired and 36,000 shares are vested. All options granted in 2000 are nonqualifying options and are not covered by the current stock option plan.

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

  In March 2001, the Company granted certain members of the Board of Directors options to acquire an aggregate of 5,000 shares at $0.156 per share.

  In March 2001, the Board of Directors agreed to issue ten-year options to various officers and key employees of the Company aggregating 285,000 shares of common stock at $0.156 per share, with all shares vesting immediately. All options granted in 2001 are nonqualifying options and are not covered by a current stock option plan.

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

  On March 22, 2001, the Board of Directors of the Company approved a new employment agreement for the CEO and Chairman of the Board. As stipulated in the employment agreement, the Board of Directors granted a 5 year stock option to the CEO for 500,000 shares of common stock, with 200,000 shares vesting immediately at the market value of the stock ($.156 per share at March 22, 2001) and the remaining 300,000 shares vested in equal monthly amounts of the Company's common stock over the three year term of the employment agreement. The options granted are nonqualifying options and are not covered by the current stock option plan.

  On September 17, 2001, the Company issued Strategic Group, a financial advisor group, 100,000 shares of the Company's common stock at the then market price as payment in full for financial

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  services rendered to the Company. The price of the Company's common stock was $.14 per share on September 17, 2001. Accordingly, the Company recorded professional fees of $14,000 in connection with the common stock issuance.

  A summary of the option activity under the various plans follows:


                                                                    WEIGHTED-
                                                      NUMBER OF      AVERAGE
                                                        SHARES     OPTION PRICE
                                                      ----------   ------------

   Outstanding at September 30, 1998 (Unaudited)        438,857

   Granted in 1999                                       31,500           $1.85
   Exercised in 1999                                   (383,818)           1.77
   Expired in 1999                                       (7,539)           0.03
                                                       --------
   Outstanding at September 30, 1999 (Unaudited)         79,000

   Granted in 2000                                      127,500           $8.05
   Expired in 2000                                       (2,000)              -
                                                       --------
   Outstanding at September 30, 2000                    204,500

   Granted in 2001                                      790,000           $0.16
   Expired in 2001                                      (23,900)           2.46
                                                       --------
   Outstanding at September 30, 2001                    970,600
                                                       ========

  Although 970,600 options are outstanding at September 30, 2001, only 13,600 underlying common shares are registered under a plan. A summary of options outstanding and options exercisable at September 30, 2001 is as follows:


                        WEIGHTED
                        AVERAGE         WEIGHTED         WEIGHTED
      OPTIONS           EXERCISE       REMAINING         AVERAGE        OPTIONS       AVERAGE
    OUTSTANDING          PRICE      CONTRACTUAL LIFE   OPTION PRICE   EXERCISABLE   OPTION PRICE
    -----------        ---------    ----------------   ------------   -----------   ------------
          11,100       $        -       7.66 years           $    -        12,700         $    -
         790,000             0.16       8.76 years             0.16       790,000           0.16
          94,500        0.81-3.31       1.74 years             3.24        77,000           3.28
          75,000            11.63       2.08 years            11.63        30,000          11.63
         -------       ----------       ----------           ------       -------         ------
         970,600       $     1.34       6.31 years           $ 1.34       134,700         $ 1.41
         =======       ==========       ==========           ======       =======         ======

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  The weighted average fair value at date of grant for options granted during 2001, 2000 and 1999 are as follows:

                                               2001     2000     1999
                                               -----    -----   ------
Exercise price equals market price             $0.16    $8.05   $ 7.59
Exercise price exceeds market price                -        -        -
Exercise price is less than market price           -        -    30.55

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

                                      YEAR ENDED SEPTEMBER 30,
                                      ------------------------
                                         2001          2000
                                      ---------     ----------
Net loss:
 As reported                           $(2,746)      $(6,002)
 Pro forma                              (2,770)       (6,031)

Basic and diluted loss per share
 As reported                           $ (0.45)      $ (1.41)
 Pro forma                               (0.45)        (1.41)

  The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 2001: no dividend yield, volatility of 91%, risk-free interest rate of 4.5% to 4.7% and an expected life of 4 to 7 years. For 2000, the following assumptions were used: no dividend yield, volatility of 92%, risk-free interest rate of 4.5% to 4.8% and an expected life of 4 to 6 years.

11.  RELATED PARTY TRANSACTIONS

  During 2001, the Company leased two convenience store locations from Mr. J.L. Evans, the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly payments of $2,500, which was renewed for two additional five-year periods. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. However, the Company is making monthly rental payments of $1,500 under a month-to-monthly rental agreement. The amounts paid under these leases were $48,000, $51,600 and $54,300 for the years ended September 30, 2001, 2000 and
  1999, respectively. Future minimum lease commitments as of September 30, 2001 are $22,500.

  From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2001 and 2000. The Company has also issued various stock options to directors, officers and key employees (see Note 10).

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


12.  CONTINGENT LIABILITIES

  The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 2001, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

13.  EMPLOYEE BENEFIT PLANS

  The Company established the ESI Employee Retirement Plan, a defined contribution benefit plan, effective July 1, 1997. Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. No company matching contributions were made during the year ended September 30, 2001. The Company recorded contributions of $28,000 and $61,000 during fiscal 2000 and 1999, respectively.

14.  RESULTS OF OPERATIONS, LIQUIDITY AND MANAGEMENT'S PLANS

  During the three years in the period ended September 30, 2001, the Company has recorded operating losses from continuing operations aggregating $14.3 million and net losses aggregating $16.0 million. At September 30, 2001, the Company has a working capital deficit of $9.0 million and a stockholders' deficit of $1,205,000. In addition, the Company is in default on various loans with certain lenders (Note 6).

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------

15.  SEGMENT REPORTING

  During the year ended September 30, 1999, the Company adopted SFAS 131, "Disclosure About Segments of an Enterprise and Related Information". Prior years' segment information has been restated to conform to the current-year presentation. The Company has four reportable segments: Texas Petroleum marketing, Texas convenience stores, Louisiana petroleum marketing and convenience store operations, and environmental remediation services. The Texas petroleum marketing segment sell motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The Louisiana operations sell motor fuels to the public through retail outlets and through convenience stores that feature self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. As described in Note 4, the Company discontinued its Louisiana Operations and has reflected such operations as discontinued operations. Prior periods have been restated. The environmental remediation services segments serves the petroleum industry in the southeast Texas market area.

  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.



               The rest of this page is intentionally left blank.

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------



  Information concerning the Company's business activities is summarized as follows (in thousands):


                                          TEXAS            TEXAS       ENVIRONMENTAL     OTHER
                                        PETROLEUM       CONVENIENCE     REMEDIATION   RECONCILING  CONSOLIDATED
YEAR ENDED                              MARKETING          STORES        SERVICES       ITEMS (1)      TOTAL
----------                             -----------      ------------   -------------  -----------  ------------
  September 30, 2001:
    Revenues from external
     customer
      Motor fuel sales                     $27,270          $ 7,379         $    -       $      -     $34,649
      Convenience store sales                    -            4,814              -              -       4,814
      Other                                    255              350            962              -       1,567
     Intersegment revenues                   6,456                -              -         (6,456)          -
                                           -------          -------         ------       --------     -------
       Total revenues                      $33,981          $12,543         $  962       $ (6,456)    $41,030
                                           =======          =======         ======       ========     =======
    Depreciation and amortization              746              165             19              6         936
    Operating income (loss)                    266             (457)            19         (1,076)     (1,248)
    Segment assets                           8,255            2,449            629             73      11,406
    Expenditures for property
     and equipment                              96               17              -             12         125

  September 30, 2000:
    Revenues from external
     customer
      Motor fuel sales                     $53,772          $15,361         $    -       $      -     $69,133
      Convenience store sales                    -            9,543              -              -       9,543
      Other                                  1,038              358          1,461              -       2,857
     Intersegment revenues                  17,309                -              -        (17,309)          -
                                           -------          -------         ------       --------     -------
       Total revenues                      $72,119          $25,262         $1,461       $(17,309)    $81,533
                                           =======          =======         ======       ========     =======
    Depreciation and amortization              990              328             51             18       1,387
    Operating income (loss)                   (593)            (751)           227         (1,682)     (2,799)
    Segment assets                          12,017            6,043          1,189          2,072      21,321
    Expenditures for property
     and equipment                             402               46              6             13         467

  September 30, 1999: (Unaudited)
    Revenues from external
     customer
      Motor fuel sales                     $47,913          $12,659         $    -       $      -     $60,572
      Convenience store sales                    -            9,599              -              -       9,599
      Other                                  2,251              615          1,542              -       4,408
     Intersegment revenues                  14,239                -              -        (14,239)          -
                                           -------          -------         ------        -------     -------
       Total revenues                      $64,403          $22,873         $1,542       $(14,239)    $74,579
                                           =======          =======         ======       ========     =======
    Depreciation and amortization            1,097              286             58             30       1,471
    Operating income (loss)                 (1,013)             (16)           177         (1,854)     (2,706)
    Segment assets                          13,730            6,360          1,284          3,000      24,374
    Expenditures for property
     and equipment                             354               81              -            206         641

(1) Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include discontinued operations, income tax assets and corporate property and equipment.

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


  A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                        YEAR ENDED SEPTEMBER 30,
                                                                --------------------------------------------
                                                                   2001             2000            1999
                                                                ---------        ----------      -----------
                                                                                                 (UNAUDITED)
   Total operating loss for reportable segments                 $  (305)           $(1,117)        $  (852)
   Valuation allowance on net assets transferred                      -               (802)           (784)
   Interest income                                                    9                 16              94
   Interest expense                                                (689)            (1,701)         (1,802)
   Unallocated corporate expenses                                  (943)            (1,682)         (1,854)
   Other, net                                                       (85)               (11)           (654)
                                                                -------            -------         -------
   Total consolidated loss from continuing
     operations before income taxes                             $(2,013)           $(5,297)        $(5,852)
                                                                =======            =======         =======

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

      September 30, 2001
                                                                  Q1           Q2             Q3              Q4
                                                               -------       ------        -------         -------
      Revenue                                                  $14,031       $9,484        $ 9,403         $ 8,112
      Gross profit                                               1,811        1,370          1,071             855
      Operating income (loss)                                      333         (533)          (325)           (723)
      Valuation allowance on net assets
       transferred                                                   -            -              -               -
      Income (loss) from continuing operations                     (77)        (551)          (405)           (980)
      Loss from discontinued operations                           (309)        (240)          (110)            (74)
      Net income (loss)                                           (386)        (791)          (515)         (1,054)

      Basic and diluted loss per common share:
        Income (loss) per common share:
          Continuing operations                                $ (0.01)      $(0.08)       $ (0.06)        $ (0.16)
          Discontinued operations                                (0.06)       (0.04)         (0.02)          (0.01)
                                                               -------       ------        -------         -------
            Total                                              $ (0.07)      $(0.12)       $ (0.08)        $ (0.17)
                                                               =======       ======        =======         =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements--(Continued)
September 30, 2001, 2000 and 1999
---------------------------------


      September 30, 2000
                                                                  Q1         Q2               Q3            Q4
                                                               -------     ------          -------        -------
      Revenue                                                  $18,852     $19,753          $21,083       $21,845
      Gross profit                                               2,246       2,141            1,951         2,289
      Operating income (loss)                                     (434)     (1,016)            (677)         (672)
      Valuation allowance on net assets transferred               (286)       (239)            (130)         (147)
      Income (loss) from continuing operations                  (1,267)     (1,607)          (1,171)       (1,252)
      Loss from discontinued operations                           (233)        (66)            (173)         (233)
      Net income (loss)                                         (1,500)     (1,673)          (1,344)       (1,485)

      Basic and diluted loss per common share:
        Income (loss) per common share:
          Continuing operations                                $ (0.31)    $ (0.40)         $ (0.29)      $ (0.29)
          Discontinued operations                                (0.06)      (0.01)           (0.04)        (0.06)
                                                               -------     -------          -------       -------
            Total                                              $ (0.37)    $ (0.41)         $ (0.33)      $ (0.35)
                                                               =======     =======          =======       =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EVANS SYSTEMS, INC.


                                              /s/ J.L. Evans, Sr.
                                              ---------------------------------
                                              Jerriel L. Evans, Sr.
                                              Chairman of the Board and Chief
                                              Executive Officer

January 14, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ J.L. Evans, Sr.                           /s/ Peter J. Losavio, Jr.
-----------------------------                 ---------------------------
Jerriel L. Evans, Sr.,                        Peter J. Losavio, Jr.,
January 14, 2002                              January 14, 2002
Chairman of the Board and                     Director
Chief Executive Officer


/s/ Darlene E. Jones                          /s/ Matt Hessions
-----------------------------                 ---------------------------
Darlene E. Jones,                             Matt Hessions,
January 14, 2002                              January 14, 2002
Secretary, Treasurer and                      Director
Director

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

EXHIBIT                                                          SEQUENTIAL PAGE
NUMBER                    DESCRIPTION OF DOCUMENT                     NUMBER
-------                   -----------------------                ---------------

10.22 Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware
        corporation, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
10.23 Amendment No. 1 to Stock Purchase Agreement, dated December 39, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc.,
        a Delaware corporation, incorporated by reference from
        Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
10.24 Loan Agreement between the Company and Texas Commerce Bank National Association, dated as of August 30, 1996, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.25 Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.26 Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.27 Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.28 Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.29 Asset Purchase Agreement dated December 3, 1999, by and between TSC Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc., Evans Oil Co., EDCO, Inc., and Way
        Energy Systems, Inc. incorporated by reference from
        Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999.
10.30   Amendment to Loan Agreement dated June 30, 1999
10.31   Amendment to Loan Agreement dated August 31, 1999
10.32   Amendment to Loan Agreement dated November 30, 1999
10.33   Stipulated Judgment dated December 1, 2000 in the
        District Court of Matagorda, Texas, 130th Judicial
        District
10.34 Deed in Lieu of Foreclosure dated September 26, 2000 by and between ChemWay, Inc., Way Energy, Inc. and Evans Systems, Inc.
*21.0   Subsidiaries of Registrant
*23.0 Consent to the incorporation by reference in the Company's Registration Statements on Forms S-8 of the report of Stephenson & Trlicek, P. C. included herein.

*Filed herewith.