Form 10-Q
period 2001-12-31
EVANS SYSTEMS INC
filed 2002-02-13
CIK 904901

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 13, 2002


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 11, 2002 was 6,759,831.

                              EVANS SYSTEMS, INC.

                                     INDEX

Part I.  Financial Information

     Financial Statements (Unaudited)                                Page Number
          Condensed Consolidated Balance Sheets as of
          December 31, 2001 and September 30, 2001                         3

          Condensed Consolidated Statements of Income for the
          Three Months Ended December 31, 2001 and 2000                    4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended December 31, 2001 and 2000                    5

          Notes to the Condensed Consolidated Financial Statements         6

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                10

Part II. Other Information

     Exhibits and Reports on Form 8-K
          A.  Exhibits Index                                              16
          B.  Reports on Form 8-K                                         16

     Signatures                                                           16

PART I.  FINANCIAL INFORMATION

                              Evans Systems, Inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (in thousands)

                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    2001             2001
                                                                ------------    -------------
               ASSETS

Current Assets:
  Cash and cash equivalents                                       $    444         $    604
  Trade receivables, net of allowance for doubtful
     accounts of $120,000 and $73,000, respectively                    652              937
  Inventory                                                          1,127            1,155
  Prepaid expenses and other current assets                            300              270
                                                                  --------         --------
     Total current assets                                            2,523            2,966

Property and equipment, net                                          7,824            8,258
Other assets                                                           177              182
                                                                  --------         --------
       Total assets                                               $ 10,524         $ 11,406
                                                                  ========         ========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                           $  4,999         $  4,992
  Current portion of long-term debt                                  5,232            4,943
  Current portion of obligations under capital leases                  782              790
  Accrued interest                                                   1,292            1,277
                                                                  --------         --------
     Total current liabilities                                      12,305           12,002
Long-term debt, net of current portion                                 135              609
Obligations under capital leases, net of current portion                 -                -
                                                                  --------         --------
     Total liabilities                                              12,440           12,611
Stockholders' equity:
  Common stock, $.01 par value, 15,000,000 shares
  authorized, 6,759,831 shares issued and outstanding                   68               68
  Additional paid-in capital                                        17,074           17,074
  Accumulated deficit                                              (18,624)         (17,913)
  Treasury stock, 72,589 shares, at cost                              (434)            (434)
                                                                  --------         --------
     Total stockholders' equity                                     (1,916)          (1,205)
                                                                  --------         --------
       Total liabilities and stockholders' equity                 $ 10,524         $ 11,406
                                                                  ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              EVANS SYSTEMS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Three Months Ended December 31,
                                                   -------------------------------
                                                          2001       2000
                                                         ------     ------
Revenues:
  Motor fuel sales                                        $5,178    $11,797
  Other sales and services                                   955      2,233
                                                          ------    -------
     Total revenues                                        6,133     14,030
Cost of sales
  Motor fuel                                               4,799     10,681
  Other sales and services                                   624      1,539
                                                          ------    -------
     Total cost of sales                                   5,423     12,220
                                                          ------    -------
Gross profit                                                 710      1,810
Operating expenses:
  Employment expenses                                        637        963
  Other operating expenses                                   218        464
  General & administrative expenses                          352        438
  Depreciation and amortization                              159        293
  (Gain) loss on sale of assets                               20       (680)
                                                          ------    -------
  Total operating expenses                                 1,386      1,478
                                                          ------    -------
Operating income (loss)                                     (676)       332
Other income (expense)
  Interest expense, net                                      (26)      (368)
  Other, net                                                  (9)       (37)
                                                          ------    -------
     Total other income (expense)                            (35)      (405)
                                                          ------    -------
Income (loss) before income taxes                           (711)       (73)
Provision for income taxes                                     -          -
                                                          ------    -------
Income (loss) from continuing operations                    (711)       (73)
Discontinued operations:
  Loss from discontinued operations of Evans Oil
     of Louisiana to May 17, 2001 (Note D)                     -       (313)
                                                          ------    -------
  Total discontinued operations                                -       (313)
                                                          ------    -------
Net income (loss)                                         $ (711)   $  (386)
                                                          ======    =======
Basic and diluted earnings (loss) per common share:
  Continuing operations                                   $(0.11)    $(0.01)
  Discontinued operations                                      -      (0.06)
                                                          ------    -------
     Earnings (loss) per common share                     $(0.11)    $(0.07)
                                                          ======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  THREE MONTHS ENDED DECEMBER 31,
                                                  -------------------------------
                                                          2001      2000
                                                         ------    ------
Cash flows provided (used) by operating activities:
 Net income (loss)                                        $(711)   $  (386)
 Adjustments:
  Depreciation and amortization                             159        320
  Loss (gain) on sale of fixed assets                        20       (680)
  Loss (gain) on sale of fixed assets of Evans Oil
   of Louisiana prior to May 17, 2001                         -         49
  Changes in working capital:
   Current assets                                           283      1,941
   Other assets                                               5          1
   Current liabilities                                       22     (2,407)
                                                          -----    -------
 Total adjustments                                          489       (776)
                                                          -----    -------
Net cash provided (used) by operating activities           (222)    (1,162)

Cash flows provided (used) by investing activities:
 Capital expenditures                                        (8)         -
 Proceeds from sale of property and equipment               263      2,123
                                                          -----    -------
Net cash provided (used) by investing activities            255      2,123

Cash flows used by financing activities:
 Repayment on notes payable, net                           (193)      (711)
 Net proceeds from stock issuance                             -          -
                                                          -----    -------
Net cash used by financing activities                      (193)      (711)
                                                          -----    -------
Net increase (decrease) in cash                            (160)       250

Cash and cash equivalents, beginning of period              604        725
                                                          -----    -------
Cash and cash equivalents, end of period                  $ 444    $   975
                                                          =====    =======

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2002. Certain prior period amounts have been reclassified for comparative purposes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

As the Company was unable to comply with the conditions of the Workout Agreement subsequent to August 15, 2001, and as the bank has not extended the Workout Agreement past August 15, 2001, all of the outstanding debt due to this bank approximating $4,632,000 has been classified as current at December 31, 2001. The Company also has accrued interest and penalties of approximately $1,027,000 as of December 30, 2001 due to this bank. The Company is currently holding talks with the bank regarding the outstanding principal, interest and penalties; however, no formal agreements or additional workout terms have been agreed upon and there can be no assurance that such agreements will be realized or successful.

Management is currently holding talks with several potential lenders to replace its existing bank debt with new financing. However, there can be no assurance that such agreements or new financing will be realized or successful.

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

In accordance with SAB Topic 5:E, the ChemWay assets returned on December 4, 2000 are reflected as a reclassification of net assets transferred under contractual agreements of $1,628,000 ($2,134,860 in net property and equipment less $506,860 in notes payable) to their respective financial statement captions. Accordingly, the $506,860 note payable was reclassified as long-term debt payable and the remaining net asset value of $2,134,860 was reclassified to property and equipment. No gain or loss was recognized on the exchange of certain ChemWay assets for the Affiliated common stock held by the Company. No liabilities of ChemWay or Affiliated were legally assumed or are the responsibility of the Company. ChemWay remains a wholly owned subsidiary of Affiliated.

NOTE D - DISCONTINUED OPERATIONS OF EVANS OIL OF LOUISIANA

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the three months ended December 31, 2001 and 2000 are as follows (in thousands):

                                  Quarter Ended December 31,
                                  --------------------------
                                      2001           2000
                                     ------         ------
Revenues                              $  -          $2,145
                                      ====          ======
Gross profit                          $  -          $  285
                                      ====          ======
Income (loss) from operations         $  -          $ (313)
                                      ====          ======

NOTE E - SEASONAL NATURE OF BUSINESS

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

NOTE F- BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2001 and December 31, 2000 were computed using 6,759,831 and 5,542,331 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2001 and 2000 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE G - CONTINGENT LIABILITIES

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2001, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

NOTE H - MANAGEMENT'S PLANS

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

The Company is currently holding talks with several potential lenders to replace its existing bank debt with new financing and additional working capital.

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

NOTE I - SEGMENT REPORTING

Under the guidance of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has three reportable segments: Texas petroleum marketing, Texas convenience stores, and environmental remediation services.
The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

As discussed in Note D, the Company discontinued its Louisiana operations, which sold motor fuels to the public through retail outlets and through convenience stores that featured self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company's business activities is summarized as follows: (in thousands)


                                Texas              Texas             Environmental             Other
                              petroleum         convenience           remediation           reconciling        Consolidated
       Year ended             marketing            stores              services              items (1)            total
December 31, 2001-
 Revenues from external
  Customers:
   Motor fuel sales           $     4,325        $       853                $  -             $     -         $    5,178
   Convenience store sales              -                707                   -                   -                707
   Other                               46                 51                 151                   -                248
 Intersegment revenues                762                  -                   -                (762)                 -
                              -----------        -----------                ----             -------         ----------
    Total revenues            $     4,371        $     1,611                $151             $  (762)        $    6,133
                              ===========        ===========                ====             =======         ==========
 Depreciation and
  amortization                $       123        $        30                $  4             $     2         $      159
 Operating income (loss)      $      (159)       $      (235)               $(50)            $  (232)        $     (676)

December 31, 2000-
 Revenues from external
  Customers:
   Motor fuel sales           $     9,143        $     2,654                $  -             $     -         $   11,797
   Convenience store sales              -              1,846                   -                   -              1,846
   Other                               90                123                 174                   -                387
 Intersegment revenues              2,397                  -                   -              (2,397)                 -
                              -----------        -----------                ----             -------         ----------
    Total revenues            $    11,630        $     4,623                $174             $(2,397)        $   14,030
                              ===========        ===========                ====             =======         ==========
 Depreciation and
  amortization               $        220        $        66                $  5             $     2         $      293
 Operating income (loss)     $        822        $      (170)               $(43)            $  (277)        $      332

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                      Quarter Ended December 31
                                                      -------------------------
                                                            2001     2000
                                                           ------   ------
Total operating income (loss) for reportable segments       $(444)   $ 609
Interest expense, net                                         (26)    (368)
Unallocated corporate expenses                               (232)    (277)
Other, net                                                     (9)     (37)
                                                            -----    -----
Total consolidated income (loss) from continuing
 operations before income taxes                             $(711)   $ (73)
                                                            =====    =====

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



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended December 31, 2001 and 2000. This is the first quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                           Three Months        Three Months
                                               Ended               Ended
                                         December 31, 2001   December 31, 2000
                                         -----------------   -----------------
                                           (In thousands)      (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                            $4,371            $ 9,232
Gross profit                                          343                891
Operating expenses                                    503                 67
                                                   ------            -------
Operating income (loss)                              (160)               823

TEXAS CONVENIENCE STORES
Revenue                                            $1,611            $ 4,624
Gross profit                                          293                834
Operating expenses                                    528              1,004
                                                   ------            -------
Operating loss                                       (235)              (170)

EDCO ENVIRONMENTAL
Revenue                                            $  151            $   174
Gross profit                                           74                 85
Operating expenses                                    123                129
                                                   ------            -------
Operating income (loss)                               (49)               (43)

UNALLOCATED GENERAL AND ADMIN EXP.                 $ (232)           $  (278)
                                                   ------            -------
TOTAL CONTINUING OPERATIONS
Revenue                                            $6,133            $14,030
Gross profit                                          710              1,810
Operating expenses                                  1,386              1,478
                                                   ------            -------
Operating income (loss)                              (676)               332

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                                              $ 2,145
Gross profit                                                             285
Operating expenses                                                       595
                                                                     -------
Operating income (loss)                                                 (310)

The Company sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. During the second quarter of 2001 the Company sold its Phillips 66 accounts and 6 of its Company operated convenience stores. In the third and fourth quarter of 2001 the Company sold 3 additional Company operated convenience stores. Revenues, cost and associated operating expenses of these operations are included in the comparable quarter ended December 31, 2000. In May 2001 the Company sold substantially all of the assets of Evans Oil of Louisiana and discontinued it's Louisiana operations (now classified as Discontinued Operations).

Consolidated revenues decreased $7,897,000, or approximately 56.3% to $6,133,000 in the quarter ended December 31, 2001, as compared with revenues of $14,030,000 in the quarter ended December 31, 2000.

Fuel sales declined $6,579,000 while merchandise, other sales, and services declined $1,318,000 in the quarter ended December 31, 2001, as compared with the quarter ended December 31, 2000.

Consolidated gross profit declined $1,100,000 or approximately 60.8% in the quarter ended December 31, 2001, as compared with the quarter ended December 31, 2000. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 11.6% of sales in the quarter ended December 31, 2001, as compared with approximately 12.9% of sales in the quarter ended December 31, 2000.

Operating expenses declined $92,000 in the quarter ended December 31, 2001, as compared with the quarter ended December 31, 2000. Operating expenses in the quarter ended December 31,2001 include a loss on the sale of assets of $20,000 compared to a gain on the sale of assets of $680,000 in the quarter ended December 31, 2000. Operating expenses excluding the gain or loss on sale of assets declined $792,000 to $1,366,000 in the quarter ended December 31, 2001 as compared to $2,158,000 in the quarter ended December 31, 2000.

The Company had an operating loss of $676,000 in the quarter ended December 31, 2001, as compared to an operating profit of $332,000 in the quarter ended December 31, 2000. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2001 operating loss was $656,000 as compared to an operating loss of $348,000 in the quarter ended December 31, 2000.

Net loss increased to $711,000 in the quarter ended December 31, 2001, as compared with a loss of $386,000 in the quarter ended December 31, 2000. Net loss in the current quarter includes a loss on the sale of certain assets of $20,000 and interest expense of $26,000. Net loss for the quarter ended December 31, 2000 includes a gain on the sale of certain assets of $680,000, interest expense of $368,000 and a loss from discontinued operations $313,000.

TEXAS PETROLEUM MARKETING SEGMENT

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

     A. Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in a few cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company's agreements with such independent store operators ("Special Purpose Leases"), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

     B. Independently owned gasoline stations and convenience stores ("Open Dealers") to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

Petroleum Marketing sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. In February 2001 Petroleum Marketing sold its Phillips 66 accounts. Revenues, cost and associated operating expenses of these operations are included in the comparable quarter ended December 31, 2000.

Revenues decreased $4,861,000, or approximately 52.7% to $4,371,000 in the quarter ended December 31, 2001, as compared with revenues of $9,232,000 in the quarter ended December 31, 2000. The decrease in revenues is mainly attributable to the sale of its contract accounts as stated above. Fuel sales in gallons declined approximately 44.4%, to 3,457,000 gallons, as compared with 6,216,000 gallons in the quarter ended December 31, 2000.

Gross profit declined $548,000 or approximately 61.6% to $343,000 in the quarter ended December 31, 2001, as compared with $891,000 in the quarter ended December 31, 2000. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 7.8% of sales in the quarter ended December 31, 2001, as compared with approximately 9.6% of sales in the quarter ended December 31, 2000.

Operating expenses in the quarter ended December 31, 2001 increased to $503,000 as compared to $67,000 in the quarter ended December 31, 2000. Operating expenses in the quarter ended December 31, 2001 include a loss on the sale of assets of $20,000 compared to a gain on the sale of assets of $677,000 in the quarter ended December 31, 2000. Operating expenses excluding the gain or loss on sale of assets were $483,000 in the quarter ended December 31, 2001 as compared to $744,000 in the quarter ended December 31, 2000.

Texas petroleum marketing had an operating loss of $160,000 in the quarter ended December 31, 2001, as compared to an operating profit of $823,000 in the quarter ended December 31, 2000. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2001 operating loss was $140,000 as compared to an operating profit of $146,000 in the quarter ended December 31, 2000.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated 8 stores during the quarter ended December 31, 2001, as compared with 17 stores in the quarter ended December 31, 2000.

Total revenues in the quarter ended December 31, 2001 declined $3,013,000 or approximately 65.2% to $1,611,000, as compared with $4,624,000 in the quarter ended December 31, 2000. Fuel sales declined $1,801,000 to $853,000 in the quarter ended December 31, 2001, as compared with $2,654,000 in the quarter ended December 31, 2000. Fuel sales in gallons declined approximately 58.9% in the current year period. Merchandise sales declined $1,139,000 to $707,000 in the quarter ended December 31, 2001, as compared with $1,846,000 in the quarter ended December 31, 2000 and other income declined $73,000. The decrease in revenues is mainly attributable to operating 9 less stores in the current quarter.

Gross profit declined $541,000 or approximately 64.9% to $293,000 as compared with $834,000 in the quarter ended December 31, 2000. Gross Margin increased to approximately 18.2% of sales in the quarter ended December 31, 2001, as compared with approximately 18.0% of sales in the quarter ended December 31, 2000.

Operating expenses declined $476,000 to $528,000 in the quarter ended December 31, 2001, as compared with $1,004,000 in the quarter ended December 31, 2000.

The Texas Convenience Store segment incurred an operating loss of $235,000 in the quarter ended December 31, 2001, as compared with a loss of $170,000 in the
quarter ended December 31, 2000.       The $65,000 increased loss is due to a
$541,000 decline in gross profit while operating expenses only decreased by $476,000.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended December 31, 2001 decreased $23,000 or approximately 13.2% to $151,000, as compared with $174,000 in the quarter ended December 31, 2000.

Gross profit in the quarter ended December 31, 2001 decreased $11,000 in the quarter ended December 31, 2001, as compared with the quarter ended December 31, 2000.

Operating expenses declined $6,000, to $123,000 as compared with $129,000 in the quarter ended December 31, 2000.

EDCO Environmental reported an operating loss of $49,000 in the quarter ended December 31, 2001, as compared with an operating loss of $43,000 in the quarter ended December 31, 2000.

DISCONTINUED - LOUISIANA OPERATIONS

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and the prior period has been restated in the accompanying financial statements

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

General and Administrative expenses decreased $46,000 or approximately 16.5% in the quarter ended December 31, 2001, as compared with the quarter ended December 31, 2000.

                        CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $444,000 and $975,000 at December 31, 2001 and 2000, respectively. The Company had a net working capital deficit of $9,782,000, as compared with a deficit of $9,036,000 at September 30, 2001. Cash used by operating activities was $222,000 and $1,162,000 in the quarters ended December 31, 2001 and 2000, respectively.

The Company has determined that it is unlikely the Company's revenues will increase in the foreseeable future in an amount sufficient to offset its operating expenses without a sufficient working capital infusion. In order to continue as a going concern, management believes the Company must obtain a capital infusion of either equity or debt in amounts sufficient to reduce its current outstanding debts and provide additional working capital to expand it's operations or it must continue to sell its assets. Management is currently holding talks with several potential lenders to replace its existing bank debt with new financing. There can be no assurance that management's plans as described above will be successful.



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

                                         EVANS SYSTEMS, INC.
                                           (REGISTRANT)


Date: February 12, 2002             By:  /s/ J.L. Evans, Sr.
                                         --------------------
                                         J.L. Evans, Sr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         And authorized to sign on behalf of the
                                         registrant


                                    By:   /s/ Darlene E. Jones
                                          --------------------
                                          Darlene E. Jones
                                          Secretary\Treasurer
                                          And authorized to sign on behalf of
                                          the registrant.