Form 10-Q
period 2002-03-31
EVANS SYSTEMS INC
filed 2002-05-15
CIK 904901

            As Filed with the Securities and Exchange Commission on May 14, 2002

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 2002
                           --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days.      YES   X       NO
                                                   -----

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 13, 2002 were 6,759,831.

                              Evans Systems, Inc.

                                     Index

Part I.  Financial Information

         Financial Statements (Unaudited)                                                                 Page Number
                Condensed Consolidated Balance Sheets as of
                March 31, 2002 and September 30, 2001                                                          3

                Condensed Consolidated Statements of Income for the
                Three Months Ended March 31, 2002 and 2001                                                     4

                Condensed Consolidated Statement of Incomes for the
                Six Months Ended March 31, 2002 and 2001                                                       5

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended March 31, 2002 and 2001                                                       6

                Notes to Condensed Consolidated Financial Statements                                           7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                                13


Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K
                A. Exhibits Index                                                                             22
                B. Reports on Form 8-K                                                                        22

         Signatures                                                                                           22

Part I.  Financial Information

                              Evans Systems, Inc.
                     Condensed Consolidated Balance Sheet
                                  (Unaudited)
                                (in thousands)

                                                              March 31,      September 30,
                                                                2002             2001
                                                                ----             ----
               Assets
               ------

Current assets:
   Cash and cash equivalents                                 $      331        $      604
   Trade receivables, net of allowance for doubtful
      accounts of $75,000 and $73,000, respectively                 937               937
   Inventory                                                      1,010             1,155
   Prepaid expenses and other current assets                        324               270
                                                             ----------        ----------
      Total current assets                                        2,602             2,966
Property and equipment, net                                       7,000             8,258
Other assets                                                        105               182
                                                             ----------        ----------
         Total assets                                        $    9,707        $   11,406
                                                             ==========        ==========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                     $    5,434        $    4,992
   Current portion of long-term debt                              4,709             4,943
   Current portion of obligations under capital leases              773               790
   Accrued interest                                                 976             1,277
                                                             ----------        ----------
      Total current liabilities                                  11,892            12,002
Long-term debt, net of current portion                               79               609
Obligations under capital leases, net of current portion              -                 -
                                                             ----------        ----------
      Total liabilities                                          11,971            12,611

Stockholders' equity:
   Common stock, $.01 par value, 15,000,000 shares
      authorized, 6,759,831 shares issued and
      outstanding                                                    68                68
   Additional paid-in capital                                    17,074            17,074
   Accumulated deficit                                          (18,972)          (17,913)
   Treasury stock, 72,589 shares, at cost                          (434)             (434)
                                                             ----------        ----------
      Total stockholders' equity                                 (2,264)           (1,205)
                                                             ----------        ----------
         Total liabilities and stockholders' equity          $    9,707        $   11,406
                                                             ==========        ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              Evans Systems, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2002              2001
                                                                ----              ----
Revenues:
   Motor fuel sales                                          $    5,135        $    7,745
   Other sales and services                                       1,093             1,739
                                                             ----------        ----------
      Total revenues                                              6,228             9,484
Cost of sales
   Motor fuel                                                     4,805             6,930
   Other sales and services                                         725             1,184
                                                             ----------        ----------
      Total cost of sales                                         5,530             8,114
                                                             ----------        ----------
Gross profit                                                        698             1,370
Operating expenses:
   Employment expenses                                              497             1,089
   Other operating expenses                                         255               353
   General & administrative expenses                                304               435
   Depreciation and amortization                                    149               275
   (Gain) loss on sale of assets                                   (168)             (248)
                                                             ----------        ----------
      Total operating expenses                                    1,037             1,904
                                                             ----------        ----------
Operating loss                                                     (339)             (534)
Other income (expense)
   Interest expense, net                                             (9)              (48)
   Other, net                                                         -                32
                                                             ----------        ----------
      Total other income (expense)                                   (9)              (16)
                                                             ----------        ----------
Income (loss) before benefit from income taxes                     (348)             (550)
Provision for income taxes                                            -                 -
                                                             ----------        ----------
Income (loss) from continuing operations                           (348)             (550)
Discontinued operations:
   Loss from discontinued operations of Evans Oil
      of Louisiana to May 17, 2001 (Note C)                           -              (241)
                                                             ----------        ----------
   Total discontinued operations                                      -              (241)
                                                             ----------        ----------
Net income (loss)                                            $     (348)       $     (791)
                                                             ==========        ==========

Basic and diluted earnings (loss) per share:
   Continuing operations                                     $     (.05)       $     (.08)
   Discontinued operations                                            -              (.04)
                                                             ----------        ----------
      Earnings (loss) per common share                       $     (.05)       $     (.12)
                                                             ==========        ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              Evans Systems, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                               Six Months Ended March 31,
                                               --------------------------
                                                       2002      2001
                                                       ----      ----
Revenues:
  Motor fuel sales                                  $10,313   $19,542
  Other sales and services                            2,048     3,972
                                                    -------   -------
     Total revenues                                  12,361    23,514
Cost of sales
  Motor fuel                                          9,604    17,611
  Other sales and services                            1,349     2,723
                                                    -------   -------
     Total cost of sales                             10,953    20,334
                                                    -------   -------
Gross profit                                          1,408     3,180
Operating expenses
  Employment expenses                                 1,134     2,052
  Other operating expenses                              473       817
  General & administrative expenses                     656       873
  Depreciation and amortization                         308       568
  (Gain) loss on sale of assets                        (148)     (928)
                                                    -------   -------
     Total operating expenses                         2,423     3,382
                                                    -------   -------
Operating loss                                       (1,015)     (202)
Other income (expense)
  Interest expense, net                                 (35)     (416)
  Other, net                                             (9)       (5)
                                                    -------   -------
     Total other income (expense)                       (44)     (421)
                                                    -------   -------
Income (loss) before benefit from income taxes       (1,059)     (623)
Provision for income taxes                                -         -
                                                    -------   -------
Income (loss) from continuing operations             (1,059)     (623)
Discontinued operations:
  Loss from discontinued operations of Evans Oil
     of Louisiana to May 17, 2001 (Note C)                -      (554)
                                                    -------   -------
  Total discontinued operations                           -      (554)
                                                    -------   -------
Net income (loss)                                   $(1,059)  $(1,177)
                                                    =======   =======

Basic and diluted earnings (loss) per share:
  Continuing operations                             $  (.16)  $  (.09)
  Discontinued operations                                 -      (.09)
                                                    -------   -------
     Earnings (loss) per common share               $  (.16)  $  (.18)
                                                    =======   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              Evans Systems, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                        2002          2001
                                                                        ----          ----
Cash flows from operating activities:
  Net income (loss)                                                  $(1,059)      $(1,177)
  Adjustments:
    Depreciation and amortization                                        308           620
    (Gain) loss on sale of fixed assets                                 (148)         (928)
    (Gain) loss on sale of fixed assets of Evans Oil
        of Louisiana prior to May 17, 2001                                 -            49
    Stock option compensation expense                                      -             -
    Changes in working capital:
        Current assets                                                    91         2,190
        Other assets                                                      77
        Current liabilities                                              141        (2,601)
                                                                     -------       -------
  Total adjustments                                                      469          (670)
                                                                     -------       -------
Net cash provided (used) by operating activities                        (590)       (1,847)

Cash flows from investing activities:
  Capital expenditures                                                   (24)          (74)
  Proceeds from sale of property and equipment                           621         4,636
                                                                     -------       -------
Net cash provided (used) by investing activities                         597         4,562

Cash flows from financing activities:
  Net proceeds from stock issuance                                         -           223
  Repayment on notes payable, net                                       (280)       (3,176)
  Proceeds of additional bank debt                                         -             -
                                                                     -------       -------
Net cash provided (used) by financing activities                        (280)       (2,953)
                                                                     -------       -------

Net increase (decrease) in cash                                         (273)         (238)

Cash and cash equivalents, beginning of period                           604           725
                                                                     -------       -------

Cash and cash equivalents, end of period                             $   331       $   487
                                                                     =======       =======

Supplemental Disclosure of Non-Cash Transactions
 Foreclosure of ChemWay Warehouse (Note E)
  Relief of assumed debt on foreclosed warehouse                     $   501       $     -
  Net book value of foreclosed warehouse                                 471             -
                                                                     -------       -------
    Gain on foreclosure of warehouse                                 $    30       $     -
                                                                     =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements

                              Evans Systems, Inc.
            Notes to Condensed Consolidated  Financial Statements
                                  (Unaudited

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company 's Annual Report on Form 10-K for the year ended September 30, 2000. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the annual report on Form 10-K.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2002. Certain prior period amounts have been reclassified for comparative purposes.

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

As the Company was unable to comply with the conditions of the Workout Agreement subsequent to August 15, 2001, and as the bank has not extended the Workout Agreement past August 15, 2001, all of the outstanding debt due to this bank as of March 31, 2002 approximating $4,632,000 has been classified as current. The Company also has accrued interest and penalties of approximately $889,000 as of March 31, 2002 due to this bank. The Company is currently holding talks with the bank regarding the outstanding principal, interest and penalties; however, no formal agreements or additional workout terms have been agreed upon and there can be no assurance that such agreements will be realized or successful.

Management is currently holding talks with several potential lenders to replace its existing bank debt with new financing. However, there can be no assurance that such agreements or new financing will be realized or successful.

Note C - Discontinued Operations of Evans Oil of Louisiana

                              Evans Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the three and six months ended March 31, 2002 and 2001 are as follows (in thousands):

                                  Quarter Ended March 31,  Six Months Ended March 31,
                                  -----------------------  --------------------------
                                    2002            2001      2002             2001
                                    ----            ----      ----             ----
  Revenues                        $      -        $1,665    $       -         $3,810
                                  ========        ======    =========         ======
  Gross Profit                    $      -        $  189    $       -         $  474
                                  ========        ======    =========         ======
  Income (loss) from operations   $      -        $ (241)   $       -         $ (554)
                                  ========        ======    =========         ======

Note D - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note E - Sale of Certain Assets

During the first quarter of fiscal 2002, the Company sold various station and store equipment for total proceeds of $263,000. The net book value of the assets sold aggregated $283,000 and the Company recorded a net loss on the sales of $20,000. During the second quarter of fiscal 2002, the Company sold/retired various obsolete equipment and vehicles for total proceeds of $18,000. The net book value of the equipment sold/retired was $41,000 and the Company recorded a loss of $23,000.

In March 2002, the Company completed the sale of one company owed convenience store, including land, buildings, station equipment, store equipment and inventory, for total proceeds of $340,000. The net book value of the assets sold was $178,612 and the Company recorded a $161,388 gain on the sale during the quarter.

In February 2002, the lien holder of an Affiliated Resources note secured by a ChemWay Inc. warehouse and land notified the Company that the land and warehouse would be foreclosed on an auctioned in March 2002. As previously reported, the Company had recorded, in accordance with SAB Topic 5:E, the debt as long-term debt payable. Accordingly, to record the effects of the foreclosure, the Company removed the net book value of the land and warehouse of approximately $471,000 from property and equipment, removed the remaining principle book balance of $501,000 from debt payable and recorded a noncash gain of approximately $30,000 during the second quarter of fiscal 2002.

                              Evans Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Note F - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2002 were computed using 6,759,831 weighted average common shares outstanding. Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2001 were computed using 6,659,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted income (loss) per common share for the three and six months ended March 31, 2002 and 2001 since they would have resulted in an antidilutive effect on loss from continuing operations.

Note G - Contingent Liabilities

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of March 31, 2002, the Company had no knowledge of any legal proceedings that, by themselves, or in the aggregate, could be expected to have a material adverse effect on the Company.

Note H - Management's Plans

During the fourth quarter of 2000, the Company implemented a strategy to reduce outstanding debt by the selling of certain identified assets aligned along brand representation in an effort to concentrate on fewer brands, which management believes have the most profit potential. As a phase of this strategy, management implemented staff reduction and cost reduction programs.

The Company is currently holding talks with several potential lenders to replace its existing bank debt with new financing and additional working capital.

The Company is also evaluating several potential partnerships that would allow the Company to reinstitute a supply of petroleum products to its terminal facility. Management believes that should a strategic partnership be successful, the terminal could return to operations during fiscal year 2003.

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

Note I - Subsequent Events

On April 5, 2002, State Oil Company, L.L.C. (State Oil) entered into agreements with the Company to purchase 6 convenience stores and the Exxon Bulk Plant Facility, Exxon marketing and supply contracts and equipment located at certain dealer accounts. The convenience stores will be sold for $1,375,000 plus all fuel and retail inventory at cost. As a provision of the sale, the Company and State Oil executed a lease dated April 10, 2002 for 5 of the convenience stores terminating the earlier of July 10, 2002 or closing of the sale for $21,000, with $7,000 paid on execution of the lease, $7,000 due on May 10, 2002 and the remaining $7,000 due on June 10, 2002. The Exxon Bulk Plant Facility, the Exxon marketing and supply contracts and the equipment located at certain dealer accounts will be sold for $525,000. State Oil has deposited $25,000 as earnest money on the convenience store agreement and $15,000 on the Exxon Bulk

                              Evans Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

Plant agreement. The sales are expected to close on or before June 15, 2002.

Note J - Segment Reporting

Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has three reportable segments: Texas petroleum marketing, Texas convenience stores, and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

As discussed in Note C, the Company discontinued its Louisiana operations, which sold motor fuels to the public through retail outlets and through convenience stores that featured self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company's business activities is summarized as follows (in thousands):

                              Texas          Texas        Environmental         Other
                            Petroleum     Convenience      Remediation       Reconciling      Consolidated
   Three Months Ended       Marketing        Stores          Services         Items (1)          Total
March 31, 2002-
 Revenues from external
  Customers:
   Motor fuel sales             $4,346          $  789               $  -          $     -       $   5,135
   Convenience store sales           -             627                  -                -             627
   Other                            88              39                339                -             466
 Intersegment revenues             749               -                  -             (749)              -
                                ------          ------               ----          -------       ---------
    Total revenues              $5,183          $1,455               $339          $  (749)      $   6,228
                                ======          ======               ====          =======       =========

 Depreciation and
  amortization                  $  115          $   28               $  4          $     2       $     149
 Operating income (loss)        $ (143)         $  (47)              $ 27          $  (176)      $    (339)

March 31, 2001-
 Revenues from external
  Customers:
   Motor fuel sales             $5,779          $1,966               $  -          $     -       $   7,745
   Convenience store sales           -           1,303                  -                -           1,303
   Other                            71              81                284                -             436
 Intersegment revenues           1,564               -                  -           (1,564)              -
                                ------          ------               ----          -------       ---------
    Total revenues              $7,414          $3,350               $284          $(1,564)          9,484
                                ======          ======               ====          =======       ---------

 Depreciation and
  amortization                  $  234          $   34               $  5          $     2       $     275
 Operating income (loss)        $ (174)         $   41               $ 50          $  (451)      $    (534)

  (1)  Consists primarily of unallocated corporate overhead expenses.

                              Evans Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                  Quarter Ended March 31,
                                              ------------------------------
                                                  2002              2001
                                                 -----             -----
Total operating loss for reportable segments     $(163)            $ (83)
Interest expense, net                               (9)              (48)
Unallocated corporate overhead expenses           (176)             (451)
Other, net                                           -                32
                                                 -----             -----
 Total consolidated income (loss) from
  continuing operations before income taxes      $(348)            $(550)
                                                 =====             =====

                              Texas         Texas       Environmental         Other
                            Petroleum    Convenience     Remediation       Reconciling     Consolidated
    Six Months Ended        Marketing      Stores          Services         Items (1)         Total
March 31, 2002-
 Revenues from external
  Customers:
   Motor fuel sales           $ 8,671         $1,642              $  -          $     -         $10,313
   Convenience store sales          -          1,334                 -                -           1,334
   Other                          134             90               490                -             714
 Intersegment revenues          1,511              -                 -           (1,511)              -
                              -------         ------              ----          -------         -------
    Total revenues            $10,316         $3,066              $490          $(1,511)        $12,361
                              =======         ======              ====          =======         =======

 Depreciation and
  amortization                $   238         $   58              $  8          $     4         $   308
 Operating income (loss)      $  (302)        $ (282)             $(23)         $  (408)        $(1,015)

March 31, 2001-
 Revenues from external
  Customers:
   Motor fuel sales           $14,922         $4,620              $  -          $     -         $19,542
   Convenience store sales          -          3,149                 -                -           3,149
   Other                          160            205               458                -             823
 Intersegment revenues          3,961              -                 -           (3,961)              -
                              -------         ------              ----          -------         -------
    Total revenues            $19,043         $7,974              $458          $(3,961)        $23,514
                              =======         ======              ====          =======         =======

 Depreciation and
  amortization                $   454         $  100              $ 10          $     4         $   568
 Operating income (loss)      $   648         $ (129)             $  7          $  (728)        $  (202)

(1) Consists primarily of unallocated corporate overhead expenses.


A reconciliation of the Company's segment operating information to consolidated loss from continuing

                              Evans Systems, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

operations before income taxes is as follows (in thousands):

                                                                   Six Months Ended March 31,
                                                             --------------------------------------
                                                                  2002                      2001
                                                                  ----                      ----
Total operating income (loss) for reportable segments       $     (607)                 $    526
Interest expense, net                                              (35)                     (416)
Unallocated corporate overhead expenses                           (408)                     (728)
Other, net                                                          (9)                       (5)
                                                            ----------                  --------
 Total consolidated income (loss) from
 continuing operations before income taxes                  $   (1,059)                 $   (623)
                                                            ==========                  ========

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

RECENT EVENTS
-------------

On April 5, 2002, State Oil Company, L.L.C. (State Oil) entered into agreements with the Company to purchase 6 convenience stores and the Exxon Bulk Plant Facility, Exxon marketing and supply contracts and equipment located at certain dealer accounts. The convenience stores will be sold for $1,375,000 plus all fuel and retail inventory at cost. As a provision of the sale, the Company and State Oil executed a lease dated April 10, 2002 for 5 of the convenience stores terminating the earlier of July 10, 2002 or closing of the sale for $21,000, with $7,000 paid on execution of the lease, $7,000 due on May 10, 2002 and the remaining $7,000 due on June 10, 2002. The Exxon Bulk Plant Facility, the Exxon marketing and supply contracts and the equipment located at certain dealer accounts will be sold for $525,000. State Oil has deposited $25,000 as earnest money on the convenience store agreement and $15,000 on the Exxon Bulk Plant agreement. The sales are expected to close on or before June 15, 2002.



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002 AND 2001
------------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended March 31, 2002 and 2001. This is the second quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                             Three Months        Three Months
                                                Ended               Ended
                                             March 31, 2002      March 31, 2001
                                             --------------      --------------
                                             (In thousands)      (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                        $  4,434            $    5,850
Gross profit                                        280                   634
Operating expenses                                  423                   808
                                               --------            ----------
Operating loss                                     (143)                 (174)

TEXAS CONVENIENCE STORES
Revenue                                        $  1,455            $    3,350
Gross profit                                        267                   571
Operating expenses                                  315                   529
                                               --------            ----------
Operating loss                                      (47)                   41

EDCO ENVIRONMENTAL
Revenue                                        $    339            $      284
Gross profit                                        151                   165
Operating expenses                                  124                   116
                                               --------            ----------
Operating income (loss)                              27                    50

UNALLOCATED GENERAL AND ADMIN EXP.             $   (176)           $     (451)
                                               --------            ----------

TOTAL
Revenue                                        $  6,228            $    9,484
Gross profit                                        698                 1,370
Operating expenses                                1,037                 1,904
                                               --------            ----------
Operating loss                                     (339)                 (534)

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

The Company sold its Phillips 66 accounts and 6 convenience stores during the prior period quarter. Partial period revenues, cost and associated operating expenses of these operations are included in the comparable quarter ended March 31, 2001. In the third and fourth quarter of 2001 the Company sold 3 additional Company operated convenience stores. All of the revenues, cost, and associated operating expenses of these operations are included in the comparable quarter ended March 31, 2001. The company sold 1 Company operated convenience store in March 2002. The majority of its revenues, cost, and associated operating expenses are included in the quarter ended March 31, 2002. In May 2001 the Company sold substantially all of the assets of Evans Oil of Louisiana and discontinued its Louisiana operations (now classified as Discontinued Operations).

Consolidated revenues decreased $3,258,000 or approximately 34.3% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. Motor fuel sales decreased $2,610,000 while other sales and services declined $646,000 in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001.

Consolidated gross profit declined $672,000 or approximately 49.1% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. Gross profit expressed as a percentage of sales, "Gross Margin", declined to approximately 11.2% of sales in the quarter ended March 31, 2002, as compared with approximately 14.4% of sales in the quarter ended March 31, 2001. Gross Margins on motor fuel sales declined to 6.4% in the current quarter compared to 10.5% in the quarter ended March 31, 2001.

Operating expenses declined $867,000 or approximately 45.5% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. Operating expenses include a $168,000 credit from the gain on sale of assets in the quarter ended March 31, 2002 as compared to a $248,000 credit in the quarter ended March 31, 2001.


Operating losses declined $195,000 or approximately 36.5% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. Excluding the gain on sale of assets, the quarter ended March 31, 2002, operating loss was $507,000 as compared to an operating loss of $782,000 in the quarter ended March 31, 2001.


Net loss declined to $348,000 in the quarter ended March 31, 2002, as compared with a loss of $791,000 in the quarter ended March 31, 2001. Net loss in the current period includes a $168,000 gain on the sale of assets as compared to a gain of $248,000 on the sale of assets in the quarter ended March 31, 2001. Net loss in the prior period quarter includes a $241,000 loss from the discontinued operations of Evans Oil of Louisiana.

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

Revenues decreased $1,416,000 or approximately 25.0% to $4,434,000 in the quarter ended March 31, 2002, as compared with revenues of $5,850,000 in the quarter ended March 31, 2001. Fuel sales in gallons increased approximately 5.9%, to 3,878,000 gallons, as compared with 3,663,000 gallons in the quarter ended March 31, 2001. The revenue decrease is mainly attributable to lower average sale prices per gallon of $1.107 in the current quarter compared to $1.548 in the quarter ended March 31, 2001.

Gross profit decreased $354,000 or approximately 55.8% to $280,000 in the quarter ended March 31, 2002, as compared with $634,000 in the quarter ended March 31, 2001. Gross Margin decreased to approximately 6.3% of sales in the quarter ended March 31, 2002, as compared with approximately 10.8% of sales in the quarter ended March 31, 2001.

Operating expenses in the quarter ended March 31, 2002 declined $385,000 or approximately 47.6% as compared with the quarter ended March 31, 2001. Operating expenses include a $39,000 credit from the gain on sale of assets in the quarter ended March 31, 2002 as compared to a $142,000 charge from the loss on sale of assets in the quarter ended March 31, 2001.

The Texas petroleum marketing segment's operating loss declined $31,000 to $143,000 in the quarter ended March 31, 2002, as compared to an operating loss of $174,000 in the quarter ended March 31, 2001. Excluding the gain or loss on sale of assets, the quarter ended March 31, 2002, operating loss was $104,000 as compared to an operating loss of $33,000 in the quarter ended March 31, 2001.

Texas Convenience Store Segment

The Company operated 7 stores at the end of March 31, 2002, as compared with 11 stores in the quarter ended March 31, 2001.

Total revenues in the quarter ended March 31, 2002 decreased $1,895,000 or approximately 56.6% to $1,455,000, as compared with $3,350,000 in the quarter ended March 31, 2001. Fuel revenues decreased $1,177,000 or approximately 59.9% to $789,000 in the quarter ended March 31, 2002, as compared with $1,966,000 in the quarter ended March 31, 2001. Merchandise sales declined $676,000 or approximately 51.9% to $627,000 in the quarter ended March 31, 2002, as compared to $1,303,000 in the quarter ended March 31, 2001 and other income declined $42,000. The decrease is attributable to the operation of 4 less stores during the period and the partial inclusion of revenues in the prior period of 6 stores sold during that period.

Gross profit declined $304,000 or approximately 53.2% to $267,000 as compared with $571,000 in the quarter ended March 31, 2001. Gross Margin increased to approximately 18.4% of sales in the quarter ended March 31, 2002, as compared with approximately 17.0% of sales in the quarter ended March 31, 2001.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------


Operating expenses declined $214,000 to $315,000 in the quarter ended March 31, 2002, as compared with $529,000 in the quarter ended March 31, 2001. Operating expenses include a $129,000 credit from the gain on sale of assets in the quarter ended March 31, 2002 as compared to a $389,000 credit in the quarter ended March 31, 2001.

The Texas Convenience Store segment incurred an operating loss of $47,000 in the quarter ended March 31, 2002, as compared with an operating profit of $41,000 in the quarter ended March 31, 2001. Excluding the gain on sale of assets, the quarter ended March 31, 2002, operating loss was $176,000 as compared to an operating loss of $172,000 in the quarter ended March 31, 2001.


EDCO Environmental

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues increased $55,000 or approximately 19.4% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001.

Gross profit in the quarter ended March 31, 2002 declined $14,000, as compared with the quarter ended March 31, 2001.

Operating expenses increased $8,000 in the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001
..
EDCO Environmental reported an operating profit of $27,000 in the quarter ended March 31, 2002, as compared with an operating loss of $50,000 in the quarter ended March 31, 2001.

Discontinued - Louisiana Operations

The company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated.

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $275,000 or approximately 61.0% in the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001. The prior year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
----------------------------------------

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the six months ended March 31, 2002 and 2001. This is the first half of ESI's fiscal year, which begins October 1 and ends September 30.

                                           Six Months Ended
                                        March 31, 2002     March 31, 2001
                                        --------------     --------------
                                        (In thousands)     (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                  $    8,805       $   15,082
Gross profit                                    623            1,523
Operating expenses                              925              875
                                         ----------       ----------
Operating loss                                 (302)             648

TEXAS CONVENIENCE STORES
Revenue                                  $    3,066       $    7,964
Gross profit                                    560            1,405
Operating expenses                              842            1,534
                                         ----------       ----------
Operating loss                                 (282)            (129)

EDCO ENVIRONMENTAL
Revenue                                  $      490       $      458
Gross profit                                    225              251
Operating expenses                              248              244
                                         ----------       ----------
Operating income (loss)                         (23)               7

UNALLOCATED GENERAL AND ADMIN EXP        $     (408)      $     (728)

TOTAL
Revenue                                  $   12,361       $   23,514
Gross profit                                  1,408            3,180
Operating expenses                            2,423            3,382
                                         ----------       ----------
Operating loss                               (1,015)            (202)

The Company sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. During the second quarter of 2001 the Company sold its Phillips 66 accounts and 6 of its Company operated convenience stores. Partial revenues, cost, and associated operating expenses of these operations are included in the comparable six months ended March 31, 2001. In the third and fourth quarter of 2001 the Company sold 3 additional Company operated convenience stores. All of the revenues, cost, and associated operating expenses of these operations are included in the comparable six months ended March 31, 2001. The company sold 1 Company operated convenience store in March 2002. The majority of its revenues, cost, and associated operating expenses are included in the six months ended March 31, 2002. In May 2001 the Company sold substantially all of the assets of Evans Oil of Louisiana and discontinued its Louisiana operations (now classified as Discontinued Operations).

Consolidated revenues declined $11,153,000 or approximately 47.4% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001. Motor fuel sales decreased $9,229,000

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

while other sales and services declined $1,924,000 in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001.

Consolidated gross profit declined $1,772,000 or approximately 55.7% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001. Gross Margin declined to approximately 11.4% of sales in the six months ended March 31, 2002, as compared with approximately 13.5% of sales in the six months ended March 31, 2001. Gross Margins declined in Texas Petroleum Marketing and EDCO Environmental and increased in its Texas Convenience Store segments. See segment discussions below.

Operating expenses declined $959,000 or approximately 28.4% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001. Operating expenses include a $148,000 credit from the gain on sale of assets in the six months ended March 31, 2002 as compared to a $928,000 credit in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating expense was $2,571,000 as compared to an operating expense of $4,310,000 in the six months ended March 31, 2001.

The Company incurred a operating loss of $1,015,000 in the six months ended March 31, 2002, as compared to operating loss of $202,000 in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating loss was $1,163,000 as compared to an operating loss of $1,130,000 in the six months ended March 31, 2001.

Net loss declined to $1,059,000 in the six months ended March 31, 2002, as compared with a loss of $1,177,000 in the six months ended March 31, 2001. Net loss in the current six months includes a $148,000 gain on the sale of assets as compared to a gain of $928,000 on the sale of assets in the six months ended March 31, 2001. Net loss in the prior six month period includes a $554,000 loss from the discontinued operations of Evans Oil of Louisiana.

Texas Petroleum Marketing Segment
---------------------------------

Revenues decreased $6,277,000, or approximately 41.6% to $8,805,000 in the six months ended March 31, 2002, as compared with revenues of $15,082,000 in the six months ended March 31, 2001. The decrease in revenues is due to the sale of its Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the first and second quarter of the prior year. Partial revenues from these accounts are included in the prior quarter comparison. Fuel sales in gallons declined approximately 25.8%, to 7,335,000 gallons, as compared with 9,879,000 gallons in the six months ended March 31, 2001.

Gross profit declined $900,000 or approximately 59.1%, as compared with the six months ended March 31, 2001. Gross Margin was approximately 7.1% and 10.1% of sales in the six months ended March 31, 2002 and March 31, 2001, respectively.

Operating expenses in the six months ended March 31, 2002 increased $50,000 as compared with the six months ended March 31, 2001. Operating expenses include a $19,000 credit from the gain on sale of assets in the six months ended March 31, 2002 as compared to a $536,000 credit in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating expense was $944,000 as compared to an operating expense of $1,411,000 in the six months ended March 31, 2001.

Texas petroleum marketing incurred a operating loss of $302,000 in the six months ended March 31,

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

2002, as compared to operating income of $648,000 in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating loss was $283,000 as compared to an operating income of $112,000 in the six months ended March 31, 2001.

Texas Convenience Store Segment

The Company operated 7 stores at the end of March 31, 2002, as compared with 11 stores in the six months ended March 31, 2001.

Total revenues in the six months ended March 31, 2002 declined $4,898,000 or approximately 61.5% to $3,066,000, as compared with $7,964,000 in the six months ended March 31, 2001. Fuel sales declined $2,978,000 or approximately 64.5% to $1,642,000 in the six months ended March 31, 2002, as compared with $4,620,000 in the six months ended March 31, 2001. Merchandise sales declined $1,815,000 or approximately 57.6% to $1,334,000 in the six months ended March 31, 2002, as compared with $3,149,000 in the six months ended March 31, 2001.

Gross profit declined $845,000 or approximately 60.1% to $560,000 as compared with $1,405,000 in the six months ended March 31, 2001. Gross Margin increased to approximately 18.3% of sales in the six months ended March 31, 2002, as compared with approximately 17.6% of sales in the six months ended March 31, 2001.

Operating expenses in the six months ended March 31, 2002 declined $692,000 or approximately 45.1% as compared with the six months ended March 31, 2001. Operating expenses include a $129,000 credit from the gain on sale of assets in the six months ended March 31, 2002 as compared to a $389,000 credit in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating expense was $971,000 as compared to an operating expense of $1,922,000 in the six months ended March 31, 2001.

The Texas Convenience Store segment incurred an operating loss of $282,000 in the six months ended March 31, 2002, as compared with a loss of $129,000 in the six months ended March 31, 2001. Excluding the gain or loss on sale of assets, the six months ended March 31, 2002, operating loss was $411,000 as compared to an operating loss of $517,000 in the six months ended March 31, 2001.

EDCO Environmental

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Edco's revenues increased $32,000 or approximately 10.0% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001.

Gross profit in the six months ended March 31, 2002 decreased $26,000, as compared with the six months ended March 31, 2001. Gross Margin declined to approximately 45.9% of sales in the six months ended March 31, 2002, as compared with approximately 54.8% of sales in the six months ended March 31, 2001.

Operating expenses increased $4,000 or approximately 1.6% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001.

EDCO Environmental reported an operating loss of $23,000 in the six months ended March 31, 2002, as

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

compared with an operating profit of $7,000 in the six months ended March 31, 2001.

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $320,000 or approximately 50.1% in the six months ended March 31, 2002, as compared with the six months ended March 31, 2001. The prior year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed.

                        Capital Resources and Liquidity
                        -------------------------------

Net cash used by operating activities was $590,000 in the six months ended March 31, 2002, compared with net cash used by operating activities of $1,847,000 in the six months ended March 31, 2001.

Cash and cash equivalents were $331,000 and $487,000 at March 31, 2002 and March 31, 2001, respectively. The Company had a net working capital deficit of $9,290,000, as compared with a deficit of $9,036,000 at September 30, 2001.

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



               THE REST OF THIS PAGE IS INTENTIONALLY LEFT BLANK.

  Management's Discussion and Analysis of Financial Condition and Results of
  --------------------------------------------------------------------------
                                  Operations
                                  ----------

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  1.  EXHIBITS INDEX                                           PAGE
      10.35 Earnest Money Contract (Convenience Stores) By
            and Between Evans Systems, Inc, Diamond Mini
            Mart Inc. and State Oil Company, LLC                23
  ll. REPORTS ON FORM 8-K
      NONE

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EVANS SYSTEMS, INC.
                                              (REGISTRANT)


Date: May 13, 2002                  By:  /s/ J.L. Evans, Sr.
                                       -----------------------------------
                                         J.L. Evans, Sr.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         and authorized to sign on behalf
                                         of the registrant


                                    By:   /s/ Darlene E. Jones
                                       -----------------------------------
                                         Darlene E. Jones
                                         Secretary\Treasurer
                                         and authorized to sign on behalf
                                         of the registrant.