Form 10-Q
period 2002-06-30
EVANS SYSTEMS INC
filed 2002-08-14
CIK 904901

     As Filed with the Securities and Exchange Commission on August 14, 2002





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2002

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

     102 South Mechanic, P.O. Box 550, El Campo, Texas 77437 (979) 245-2424 (Address including zip code and telephone number, including area code, of registrant's Principal Executive Offices)

                            Blair R. Couey, President
             102 South Mechanic, P.O. Box 550, El Campo, Texas 77437
                                 (979) 245-2424
       (Name, address, including zip code, and telephone number, including area code, of agent for service)

                        1625 Highway 60, Bay City, Texas 77414
                       (Former name or former address, if
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of common stock of registrant outstanding exclusive of treasury shares or shares held by subsidiaries of the registrant at August 13, 2002 were 9,844,831.

                               EVANS SYSTEMS, INC.

                                      INDEX

Part I.  Financial Information

         Financial Statements (Unaudited)                                       Page Number
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2002 and September 30, 2001                                3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended June 30, 2002 and 2001                           4

                  Condensed Consolidated Statements of Income for the
                  Nine Months Ended June 30, 2002 and 2001                            5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2002 and 2001                            6

                  Notes to the Condensed Consolidated Financial Statements            7

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       17


Part II. Other Information

         Item 1.  Legal Proceedings                                                  29

         Item 2.  Changes in Securities and Use of Proceeds                          29

         Item 3.  Defaults upon Senior Securities                                    30

         Item 4.  Submission of Matters to a Vote of Security Holders                30

         Item 5.  Other Information                                                  30

         Item 6.  Exhibits and Reports on Form 8-K                                   30

Signatures                                                                           30

PART I.  FINANCIAL INFORMATION

                               EVANS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             June 30,     September 30,
                                                                2002          2001
                                                             --------      --------
                              ASSETS
Current assets:
    Cash and cash equivalents                                $    233      $    604
    Trade receivables, net of allowance for doubtful
        accounts of $103,000 and $73,000, respectively            913           937
    Inventory                                                     562         1,155
    Prepaid expenses and other current assets                     117           270
                                                             --------      --------
        Total current assets                                    1,825         2,966
Property and equipment, net                                     4,419         8,258
Other assets                                                      230           182
                                                             --------      --------
            Total assets                                     $  6,474      $ 11,406
                                                             ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                   $  1,701      $  4,992
     Current portion of long-term debt                            387         4,943
     Current portion of obligations under capital leases           --           790
     Accrued interest                                               1         1,277
                                                             --------      --------
         Total current liabilities                              2,089        12,002
Long-term debt, net of current portion                          5,246           609
Obligations under capital leases, net of current portion           --            --
                                                             --------      --------
         Total liabilities                                      7,335        12,611

Stockholders' equity:
     Common stock, $.01 par value, 15,000,000 shares
         authorized, 9,844,831 and 6,759,831 shares
         issued and outstanding, respectively                      99            68
     Additional paid-in capital                                17,193        17,074
     Accumulated deficit                                      (17,719)      (17,913)
     Treasury stock, 72,589 shares, at cost                      (434)         (434)
                                                             --------      --------
         Total stockholders' equity                              (861)       (1,205)
                                                             --------      --------
            Total liabilities and stockholders' equity       $  6,474      $ 11,406
                                                             ========      ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                            Three Months Ended June 30,
                                                                 2002        2001
                                                              ---------    ---------
Revenues:
     Motor fuel sales                                         $   6,147    $   8,201
     Other sales and services                                       564        1,203
                                                              ---------    ---------
         Total revenues                                           6,711        9,404
Cost of sales
     Motor fuel                                                   5,798        7,553
     Other sales and services                                       419          779
                                                              ---------    ---------
         Total cost of sales                                      6,217        8,332
                                                              ---------    ---------
Gross profit                                                        494        1,072
Operating expenses:
     Employment expenses                                            462          660
     Other operating expenses                                       200          227
     General & administrative expenses                              269          310
     Depreciation and amortization                                  122          238
     (Gain) loss on sale of assets                                  (14)         (38)
                                                              ---------    ---------
         Total operating expenses                                 1,039        1,397
                                                              ---------    ---------
Operating loss                                                     (545)        (325)
Other income (expense)
     Interest expense, net                                           (2)        (110)
     Other, net                                                       1           30
                                                              ---------    ---------
         Total other income (expense)                                (1)         (80)
                                                              ---------    ---------
Income (loss) before income taxes                                  (546)        (405)
Provision for income taxes                                           --           --
                                                              ---------    ---------
Income (loss) from continuing operations
     before discontinued operations and extraordinary items        (546)        (405)
Discontinued operations:
     Loss from discontinued operations of Evans Oil
         of Louisiana to May 17, 2001 (Note C)                       --         (197)
     Gain on disposal of Evans Oil of Louisiana, net
         of taxes of $0                                              --           87
                                                              ---------    ---------
              Total discontinued operations                          --         (110)
                                                              ---------    ---------
Extraordinary gain (loss) on restructuring transactions
     Gain on extinguishments of debts (Note B)                    4,234           --
     Loss on conveyance of assets (Note B)                       (2,435)          --
                                                              ---------    ---------
       Net extraordinary gain on restructuring transactions       1,799           --
                                                              ---------    ---------
Net income (loss)                                             $   1,253    $    (515)
                                                              =========    =========
Basic and diluted earnings (loss) per share:

     Continuing operations                                    $   (0.08)   $   (0.06)
     Discontinued operations                                         --        (0.02)
     Extraordinary items                                           0.26           --
                                                              ---------    ---------
         Earnings (loss) per common share                     $    0.18    $   (0.08)
                                                              =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                             Nine Months Ended June 30,
                                                                2002         2001
                                                              ---------    ---------
Revenues:
     Motor fuel sales                                         $  16,460    $  27,743
     Other sales and services                                     2,612        5,175
                                                              ---------    ---------
         Total revenues                                          19,072       32,918
Cost of sales
     Motor fuel                                                  15,402       25,164
     Other sales and services                                     1,768        3,502
                                                              ---------    ---------
         Total cost of sales                                     17,170       28,666
                                                              ---------    ---------
Gross profit                                                      1,902        4,252
Operating expenses:
     Employment expenses                                          1,596        2,713
     Other operating expenses                                       673        1,044
     General & administrative expenses                              925        1,181
     Depreciation and amortization                                  430          805
     (Gain) loss on sale of assets                                 (162)        (966)
                                                              ---------    ---------
         Total operating expenses                                 3,462        4,777
                                                              ---------    ---------
Operating loss                                                   (1,560)        (525)
Other income (expense)
     Interest expense, net                                          (37)        (533)
     Other, net                                                      (8)          25
                                                              ---------    ---------
         Total other income (expense)                               (45)        (508)
                                                              ---------    ---------

Income (loss) before income taxes                                (1,605)      (1,033)
Provision for income taxes                                            -            -
Income (loss) from continuing operations
     Before discontinued operations and extraordinary items      (1,605)      (1,033)
Discontinued operations:
     Loss from discontinued operations of Evans Oil
         of Louisiana to May 17, 2001 (Note C)                        -         (746)
     Gain on disposal of Evans Oil of Louisiana, net
         of taxes of $0                                               -           87
                                                              ---------    ---------
         Total discontinued operations                                -         (659)
                                                              ---------    ---------
Extraordinary gain (loss) on restructuring transactions
     Gain on extinguishments of debts (Note B)                    4,234            -
     Loss on conveyance of assets (Note B)                       (2,435)           -
                                                              ---------    ---------
       Net extraordinary gain on restructuring transactions       1,799           -
                                                              ---------    ---------
Net income (loss)                                             $     194    $  (1,692)
                                                              =========    =========

Basic and diluted earnings (loss) per common share:
     Continuing operations                                    $   (0.23)   $   (0.17)
     Discontinued operations                                          -        (0.11)
     Extraordinary items                                           0.26            -
                                                              ---------    ---------
         Earnings (loss) per common share                     $    0.03    $   (0.28)
                                                              =========    =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                         Nine Months Ended June 30,
                                                                              2002       2001
                                                                            -------    -------
Cash flows from operating activities:
     Net income (loss)                                                      $   194    $(1,692)
     Adjustments:
         Depreciation and amortization                                          430        870
         Gain on sale of assets                                                (162)      (966)
         Loss on sale of Evans Oil of Louisiana fixed assets
                fixed assets to May 17, 2001                                     --         49
         Gain on disposal of discontinued operations                             --        (87)
         Extraordinary gain on restructuring transactions (Note B)           (1,799)        --
         Changes in working capital:
              Current assets                                                    635      2,913
              Other assets                                                      (48)        46
              Current liabilities                                              (220)    (3,184)
                                                                            -------    -------
     Total adjustments                                                       (1,155)      (359)
                                                                            -------    -------
Net cash provided (used) by operating activities                               (970)    (2,051)
Cash flows from investing activities:
     Capital expenditures                                                       (24)      (119)
     Proceeds from sale of property and equipment                               794      6,801
                                                                            -------    -------
Net cash provided (used) by investing activities                                770      6,682
Cash flows from financing activities:
     Net proceeds from stock issuance                                           150        223
     Repayment on notes payable, net                                           (321)    (4,943)
                                                                            -------    -------
     Net cash provided (used) by financing activities                          (171)    (4,720)
                                                                            -------    -------
Net increase (decrease) in cash                                                (371)       (89)
Cash and cash equivalents, beginning of period                                  604        725
                                                                            -------    -------
Cash and cash equivalents, end of period                                    $   233    $   636
                                                                            =======    =======

Supplemental Disclosure of Non-Cash Transactions
  Foreclosure of ChemWay Warehouse (Note D)
     Relief of assumed debt on foreclosed warehouse                         $   501    $    --
     Net book value of foreclosed warehouse                                     471         --
                                                                            -------    -------
         Gain on foreclosure of warehouse                                   $    30    $    --
                                                                            =======    =======
  Extinguishment of debts under restructuring transactions
     Extinguishment of current liabilities (Note B)                         $ 4,347    $    --
     Extinguishment of notes payable (Note B)                                 5,399         --
     Issuance of notes payable                                               (5,512)        --
                                                                            -------    -------
         Gain on restructuring of debts                                     $ 4,234         --
                                                                            =======    =======
  Conveyance of assets under restructuring transactions
     Conveyance of fixed assets, net (Note B)                               $ 2,300    $    --
     Conveyance of inventory (Note B)                                           135         --
                                                                            -------    -------
         Loss on conveyance of assets                                       $ 2,435    $    --
                                                                            =======    =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company`s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2002. Certain prior period amounts have been reclassified for comparative purposes.

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

NOTE B - RESTRUCTURING TRANSACTIONS AND CHANGES IN MANAGEMENT

On June 24, 2002, the Company entered into agreements with various third parties, which resulted in the restructuring and refinancing of certain of the Company's indebtedness, and changes in the composition of the Company's management and board of directors (collectively, the "Restructuring Transactions"). The Restructuring Transactions consisted of the following:

Restructuring of Company Indebtedness

Effective June 24, 2002, Cain, Smith and Strong, II, L.P., a Delaware limited partnership ("CSS"), completed the following transactions along with the Company, resulting in the restructuring and payoff of an aggregate of approximately $9,746,000 of the Company's outstanding indebtedness:

     o CSS acquired approximately $5.2 million of indebtedness, inclusive of approximately $803,000 in accrued interest, owed by the Company to JPMorgan Chase Bank ("JPMorgan") pursuant to the terms of an Assignment of Notes and Liens agreement dated as of June 24, 2002 (the "JPMorgan Indebtedness"). As a result of this transaction, JPMorgan assigned to CSS all of JPMorgan's right, title and interest under two promissory notes payable to it by the Company and all of JPMorgan's security interests in the assets and properties of the Company.

     o CSS acquired approximately $789,000 of past due secured indebtedness, inclusive of approximately $86,000 of accrued interest, owed by the Company to Deutsche Financial Services under a capital lease agreement.

     o CSS acquired $2,734,367 of indebtedness owed by the Company to certain of its unsecured creditors.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     o CSS acquired approximately $100,000 of past due indebtedness owed by the Company to certain of its trust creditors.

In connection with the foregoing transactions, which were consummated pursuant to various agreements with the Company and forbearance agreements between the Company, CSS and certain secured and unsecured creditors of the Company, CSS agreed to the following:

     o To discount the amount due and payable under the JPMorgan Indebtedness from $5,200,000 to $4,500,000 and restructure such indebtedness to provide for payments of interest only at an annual rate of 10% for five years commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due at the end of such period;

     o    Extinguish the $789,000 owed to Deutsche Financial Services; and

     o Extinguish the $2,734,367 of indebtedness owed to certain unsecured and trust creditors of the Company.

To consummate the completion of the Restructuring Transactions, the Company entered into the following transactions:

     o Issued a note payable of $183,000 to Travelers Express Co. ("Travelers") under a forbearance agreement. The terms of the note call for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. In addition, the Company issued to Travelers a warrant to purchase 93,000 shares of common stock of the Company at a price per share of $0.05 ("the Travelers Warrant"), the then current market price per share of the Company's common stock. Under the terms of the Travelers Warrant, for every $2 of principal paid by the Company under the $183,000 note, 1 share of common stock subject to the Travelers Warrant shall expire. Travelers is restricted from exercising the Warrant until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days (Note H);

     o Issued a note payable of $49,421 to Phillips Co. under a forbearance agreement. The terms of the note call for a monthly payment of $8,237 for 6 months;

     o Issued a note payable of $44,600 to McLane Company, Inc. under a forbearance agreement. The terms of the note call for monthly payments of $3,717 for 12 months beginning November 22, 2002. Any unpaid balance is due on or before October 22, 2003; and

     o Issued a note payable of $11,432 to Olsham Grundman Frome under a forbearance agreement. The terms of the note call for monthly payments of $1,143 for 10 months beginning December 22, 2002. Any unpaid balance is due on or before September 22, 2003.

In June 2002, the Company cancelled a capital lease agreement for 3 tractor trucks. Under the agreement, the Company returned the trucks with a net book value of $12,838 for full satisfaction of amounts due to DaimlerChrysler of $62,704.

In addition, the Company entered into agreements with its property taxing districts to settle past due property taxes aggregating $803,783. Under the terms of such agreements, the Company will pay 10% of the past due amounts immediately and issue notes payable for the remaining unpaid balance of $723,405 to be paid over 36 months.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Company and Mr. J.L. Evans, Sr., former CEO and Chairman, mutually agreed to release the Company of $55,527 in accrued wages owed Mr. Evans, Sr. and to cancel his employment agreement with the Company (Note H).

The following summarizes the restructuring transactions and the extraordinary gain recognized by the consummation of these Restructuring Transactions. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

     Accounts payable and Accruals Extinguished
       Accounts payable                                        $  2,678,840
       Accrued wages                                                 55,527
       Accrued taxes                                                723,405
       Accrued interest                                             888,910
                                                               ------------
        Total accounts payable and accruals extinguished          4,346,682
     Notes payable extinguished/restructured
       JP Morgan Chase                                            4,631,670
       Duetche Financial                                            703,889
       Chrysler capital lease                                        62,704
       Other                                                          1,002
                                                               ------------
         Total notes payable extinguished/restructured            5,399,265
                                                               ------------
           Total debts extinguished/restructured                  9,745,947
     New debt issued/restructured
       CSS                                                        4,500,000
       Travelers                                                    183,000
       Phillips                                                      49,421
       McLane                                                        44,600
       Olsham                                                        11,432
       Property tax districts                                       723,405
                                                               ------------
         Total debt issued/restructured                           5,511,858
                                                               ------------
     Extraordinary gain on debt restructuring transactions        4,234,089
     Extraordinary loss on assets conveyed to CSS                (2,435,000)
                                                               ------------
     Net extraordinary gain on restructuring transactions      $  1,799,089
                                                               ============

In consideration for CSS' concessions and agreement to restructure the JPMorgan Indebtedness, the Company conveyed to CSS a net book value of $2,300,000 of idle or vacant properties and $135,000 of ChemWay inventories located in Texas. The net book value of the assets conveyed approximated the market value of such properties at the date of conveyance. The Company also issued warrants to purchase an aggregate of 4,000,000 shares of common stock to Thomas E. Cain (2.4 million) and CSS (1.6 million) at a per share exercise price of $0.05 (Note H).

The Company also issued to JPMorgan a $2 million zero coupon contingent note, the payment of which, if ever, is subject to the Company meeting certain financial covenants and maintaining certain closing bid stock price targets (Note I). In connection with the restructuring of the JPMorgan Indebtedness, and in exchange for certain releases, the Company's former CEO and Chairman, J.L. Evans Sr., conveyed 1,104,015 shares of common stock of the Company beneficially owned by him to JPMorgan.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

New Management Agreement

The Company entered into a Management and Support Services Agreement (the "Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. MC has been a long-time regional competitor to the Company's petroleum marketing business and experienced profitable growth over the past 12 years. Under the terms of the Management Agreement, MC is entitled to be reimbursed for its costs at a rate of 20% over staff costs plus receive a quarterly bonus of 25% of the Company's Earnings Before Interest and Taxes based solely on MC's achievement of the following performance criteria for the Company: (1) Debt/Equity less than 2;
(2) Stockholders Equity of $3,000,000; (3) Current Ratio of 1.07; and (4) trailing three quarters positive revenue growth.

Changes in the Company's Management

Concurrently with the Restructuring Transactions, the Company accepted the resignation of its longtime CEO and Chairman, Mr. Evans, its Secretary/Treasurer and Director Darlene Jones, and outside Director Matt Hession. Matt Hession was the Chair of the Company's audit committee. His responsibilities will be assumed by Leah Jagot Kelley, a new independent director of the Company. In addition, Director compensation was restructured to be performance based. The Company's new Directors and management team are as follows:

Blair R. Couey                President, New Director, and a Principal of MC
Lee Ann Cooper                Secretary/Treasurer
Thomas E. Cain                New Chairman of the Board
Randy Clapp                   New Director
Leah Jagot Kelley             New Director
Randal Dean Lewis             New Director
Jerry Evans, Jr.              Director
Peter J. Losavio, Jr.         Director

NOTE C - DISCONTINUED OPERATIONS

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana ("EOLA") for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the three and nine months ended June 30, 2002 and 2001 are as follows (in thousands):


                                         Quarter Ended June 30,       Nine Months Ended June 30,
                                       -------------------------    ----------------------------
                                           2002          2001*             2002         2001*
                                       -----------    ----------    ------------   ------------
   Revenues                            $         -    $      898    $         -    $      4,708
                                       ===========    ==========    ============   ============
   Gross Profit                        $         -    $       93    $         -    $        567
                                       ===========    ==========    ============   ============
   Income (loss) from operations       $         -    $      197)   $         -    $      (751)
                                       ===========    ==========    ===========    ============
   (* through May 17, 2001)

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE D - SALE OF CERTAIN ASSETS

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

In February 2002, the lien holder of an Affiliated Resources note secured by a warehouse and land the Company received from Affiliated Resources by the Deed in Lieu of Foreclosure notified the Company that the land and warehouse would be foreclosed on and auctioned in March 2002. As previously reported, the Company had recorded, in accordance with SAB Topic 5:E, the debt as long-term debt payable. Accordingly, to record the effects of the foreclosure, the Company removed the net book value of the land and warehouse of approximately $471,000 from property and equipment, removed the remaining principle book balance of $501,000 from debt payable and recorded a noncash gain of approximately $30,000 during the second quarter of fiscal 2002.

During the third quarter of fiscal 2002, the Company sold one company owned convenience store, including a building, station equipment, store equipment and inventory, for total proceeds of $126,000. The net book value of the assets sold was $109,689 and the Company recorded a $16,311 gain on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was $49,252 and the Company recorded a loss of $2,252.

NOTE E - AGREEMENT TO SALE MARKETING AND SUPPLY CONTRACTS AND CERTAIN ASSETS

On April 5, 2002, State Oil Company, L.L.C. (State Oil) entered into agreements with the Company to purchase 6 convenience stores and the Exxon Bulk Plant Facility, Exxon marketing and supply contracts and equipment located at certain dealer accounts. The convenience stores would be sold for $1,375,000 plus all fuel and retail inventory at cost. As a provision of the sale, the Company and State Oil executed a lease dated April 10, 2002 for 5 of the convenience stores terminating the earlier of July 10, 2002 or closing of the sale for $21,000, with $7,000 paid on execution of the lease, $7,000 due on May 10, 2002 and the remaining $7,000 due on June 10, 2002. The Exxon Bulk Plant Facility, the Exxon marketing and supply contracts and the equipment located at certain dealer accounts would be sold for $525,000. In June 2002, the Company terminated the agreement with State Oil as funding had not occurred and the Company was closing the Restructuring Transactions (Note B). In July 2002, the Company reacquired access to the 5 leased stores, including all equipment, retail and fuel inventories. The Company and State Oil have mutually agreed the inventory received by the Company will be used to satisfy amounts due to the Company from State Oil and that any remaining receivable or payable will be paid to or paid by the Company. The Company has not yet determined the final receivable or payable.

Note F - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE G - BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

Basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2002 were computed using 6,965,498 and 6,827,633 weighted average common shares outstanding, respectively. Basic and diluted earnings (loss) per share for the three and nine months ended June 30, 2001 were computed using 6,659,831 and 5,951,672 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted income (loss) per common share for the three and nine months ended June 30, 2002 and 2001 since they would have resulted in an antidilutive effect on loss from continuing operations.

NOTE H - COMMON STOCK

On June 24, 2002 and concurrently with the Restructuring Transactions, the Company completed the private placement of 3,085,000 shares of common stock in consideration for $150,000, which proceeds were used by the Company to fund the payment of delinquent fuels taxes. Mauritz & Couey, a Texas-based general partnership ("MC"), acquired the shares issued in this private placement transaction. As part of the transaction, MC was granted certain piggyback and demand registration rights for the acquired shares.

As part of the Restructuring Transactions, the Company cancelled the employment agreement of Mr. J.L. Evans, Sr., former CEO and President of the Company. In addition, the Company and Mr. Evans, Sr. mutually agreed to cancel all outstanding common stock options held by Mr. Evans, Sr. aggregating 575,000. Concurrently with the cancellation of Mr. Evans' stock options, the Company issued Mr. Evans, Sr. 175,000 shares of Warrant Stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock.

As part of the Restructuring Transactions and for payment of services rendered in facilitating the Restructuring Transactions, the Company issued warrants to purchase an aggregate of 4,000,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, of which 2,400,000 were issued to Mr. Tom Cain, new Chairman of the Board of the Company, and 1,600,000 were issued to Cain, Smith & Strong, L.P., the senior debt holder of the Company (Note B). Focus Capital Group America, LLC, a buyout and turnaround firm of which Mr. Cain is CEO and President, helped facilitate the Restructuring Transactions, is a member in CSS and received its compensation for its role in this transaction through its ownership interest as a member in CSS. The Company also granted the holders of these warrants certain piggyback and demand registration rights pursuant to the terms of a Registration Rights Agreement.

In addition, the Company issued Travelers Express Co. ("Travelers") warrants to purchase 93,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, as part of the forbearance agreement with Travelers. Under the terms of the Travelers Warrant, for every $2 the Company reduces the principal amount owed under the Travelers Note, 1 share of common stock subject to the Travelers Warrant shall expire. The Warrant is not exercisable by Travelers until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days.

NOTE I - CONTINGENT LIABILITIES

The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of June 30, 2002, the Company had no knowledge of any legal proceedings that, individually, or in the aggregate, could be expected to have a material adverse effect on the Company.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


On June 22, 2002 and as part of the Restructuring Transactions (Note B), the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%;
(iii) the Company's revenue/debt ratio shall be less than 0.05, and (iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

NOTE J - MANAGEMENT'S PLANS

Effective June 24, 2002, all new management and directors were put in place. Current management's plans include several simultaneous actions. First, management intends to revitalize the Company through involvement of staff, key customers and key vendors. Next, management will seek to grow revenues though revitalization of stores, facilitating faster inventory turn and through utilization of sales personnel. Third, management intends to eliminate all non-value adding costs such as penalties for late payments. Fourth, management intends to develop and utilize real-time accounting processes to determine how each operating entity is performing on a current basis. Lastly, management plans to take the necessary steps to restart the fuel terminal operations.

Management realizes all these objectives are challenging due to the Company's past five-year history. This, together with having been years delinquent in payment to vendors, creditors and taxing authorities, has made it imperative to relaunch the Company in its entirety and thus changing all references to Evans Systems or Diamond Mini Mart into MC Star, the name the Company will be doing business under in the future, following shareholder approval of the same.

Management acknowledges the risk in operating the convenience stores but believes with proper shrink controls, facility upgrades and promotional activities, the convenience stores can contribute positively to the Company's results of operations. During the past years, they have operated at a significant loss. The stores are in good geographical locations, which is a critical factor in their possibilities.

Management believes the highest priority is to return the fuel terminal to economic productivity, which has been shut down for the past five years. The terminal is in a unique geographical position that gives it a solid cost advantage to all competitive alternatives in delivering fuel to the Company's operating region. Securing the value associated with the terminal operations is likely to solve many of the Company's financial challenges.

Other than the fuel terminal, no single asset is critical to the Company's future and thus, the Company will strongly consider offers to purchase properties at a fair market value to provide additional working capital.

There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern, meeting current obligations as they become due.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE K - SUBSEQUENT EVENTS

In July 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate of prime plus 3% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003.

NOTE L - SEGMENT REPORTING

Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has three reportable segments: Texas petroleum marketing, Texas convenience stores, and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. The Texas convenience stores segment features self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

As discussed in Note C, the Company discontinued its Louisiana operations, which sold motor fuels to the public through retail outlets and through convenience stores that featured self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. Such operations have been reflected as discontinued operations and prior periods have been restated.

                              EVANS SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Information concerning the Company's business activities is summarized as follows: (in thousands)


                                     Texas        Texas      Environmental     Other
                                   Petroleum   Convenience    Remediation   Reconciling  Consolidated
       Three Months Ended          Marketing      Stores       Services      Items (1)       Total
June 30, 2002-
  Revenues from external
   Customers:
      Motor fuel sales             $ 5,702      $   445         $    --      $    --      $ 6,147
      Convenience store sales           --          356              --           --          356
      Other                             29           34             145           --          208
  Intersegment revenues                380           --              --         (380)          --
                                   -------      -------         -------      -------      -------
        Total revenues             $ 6,111      $   835         $   145      $  (380)     $ 6,711
                                   =======      =======         =======      =======      =======
  Depreciation and
   amortization                    $    90      $    26         $     4      $     2      $   122
  Operating income (loss)          $   (74)     $  (195)        $  (100)     $  (176)     $  (545)

June 30, 2001-
  Revenues from external
   Customers:
      Motor fuel sales             $ 6,656      $ 1,545         $    --      $    --      $ 8,201
      Convenience store sales           --          843              --           --          843
      Other                             52           92             216           --          360
  Intersegment revenues              1,391           --              --       (1,391)          --
                                   -------      -------         -------      -------      -------
        Total revenues             $ 8,099      $ 2,480         $   216      $(1,391)          --
                                   =======      =======         =======      =======      =======

  Depreciation and
   amortization                    $   197      $    34         $     5      $     2      $   238
  Operating income (loss)          $   (58)     $   (62)        $     9      $  (214)     $  (325)

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                            Quarter Ended June 30,
                                                            ----------------------
                                                             2002      2001
                                                             -----     -----
Total operating loss for reportable segments                $ (369)  $  (111)
Interest expense, net                                           (2)     (110)
Unallocated corporate overhead expenses                       (176)     (214)
Other, net                                                       1        30
                                                            ------   -------
  Total consolidated income (loss) from continuing
  operations before income taxes and extraordinary items    $ (546)  $  (405)
                                                            ==+===   =======


                                     Texas        Texas      Environmental     Other
                                   Petroleum   Convenience    Remediation   Reconciling  Consolidated
        Nine Months Ended          Marketing      Stores       Services      Items (1)       Total

June 30, 2002-
  Revenues from external
   Customers:
      Motor fuel sales             $ 14,373     $ 2,087         $     -      $     -      $ 16,460
      Convenience store sales             -       1,690               -            -         1,690
      Other                             163         124             635            -           922
  Intersegment revenues               1,891           -               -       (1,891)            -
                                   --------     -------         -------      -------      --------
        Total revenues             $ 16,427     $ 3,901         $   635      $(1,891)     $ 19,072
                                   ========     =======         =======      =======      ========
  Depreciation and
   amortization                    $    328     $    84         $    12      $     6      $    430
  Operating income (loss)          $   (376)    $  (477)        $  (123)     $  (584)     $ (1,560)


June 30, 2001-
  Revenues from external
   Customers:
      Motor fuel sales             $ 21,577     $ 6,166         $     -      $     -      $ 27,743
      Convenience store sales             -       3,992               -            -         3,992
      Other                             212         297             674            -         1,183
  Intersegment revenues               5,352          -                -       (5,352)            -
                                   --------     -------         -------      -------      --------
        Total revenues             $ 27,141     $10,455             674      $(5,352)     $ 32,918
                                   ========     -------         -------      -------      --------
  Depreciation and
   amortization                    $    650     $   134         $    15      $     6      $    805
  Operating income (loss)          $    592     $  (190)        $    15      $  (942)     $   (525)

(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                Nine Months
                                                               Ended June 30,
                                                             -------------------
                                                               2002       2001
                                                             -------    -------
Total operating loss for reportable segments                 $  (976)   $   417
Interest expense, net                                            (37)      (533)
Unallocated corporate overhead expenses                         (584)      (942)
Other, net                                                        (8)        25
                                                             -------    -------
  Total consolidated income (loss) from continuing
   operations before income taxes and extraordinary items    $(1,605)   $(1,033)
                                                             =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT EVENTS

On April 5, 2002, State Oil Company, L.L.C. ("State Oil") entered into agreements with the Company to purchase six convenience stores and the Exxon Bulk Plant Facility, Exxon marketing and supply contracts and equipment located at certain dealer accounts. The convenience stores were to be sold for $1,375,000 plus all fuel and retail inventory at cost. As a provision of the sale, the Company and State Oil executed a lease dated April 10, 2002 for five of the convenience stores terminating the earlier of July 10, 2002 or closing of the sale for $21,000, with $7,000 paid on execution of the lease, $7,000 due on May 10, 2002 and the remaining $7,000 due on June 10, 2002. The Exxon Bulk Plant Facility, the Exxon marketing and supply contracts and the equipment located at certain dealer accounts were to be sold for $525,000. In June 2002, the Company terminated the agreement with State Oil as funding had not occurred and the Company was closing the Restructuring Agreement (Note B). In July 2002, the Company reacquired access to the five leased stores, including all equipment, retail and fuel inventories. The Company and State Oil have mutually agreed the inventory received by the Company will be used to satisfy amounts due to the Company from State Oil and that any remaining receivable or payable will be paid to or paid by the Company. The Company has not yet determined the final receivable or payable under this transaction.

Effective June 24, 2002, the Company entered into agreements with various third parties, which resulted in the restructuring and refinancing of certain of the Company's indebtedness, and changes in the composition of the Company's management and board of directors (collectively, the "Restructuring Transactions"). The Restructuring Transactions were comprised of the following:

Restructuring of Company Indebtedness. Effective June 24, 2002, Cain, Smith and Strong, II, L.P., a Delaware limited partnership ("CSS"), completed the following transactions, resulting in the restructuring and payoff of an aggregate of approximately $9,746,000 of the Company's outstanding indebtedness:

     o CSS acquired approximately $5.2 million of indebtedness, inclusive of approximately $803,000 in accrued interest, owed by the Company to JPMorgan Chase Bank ("JPMorgan") pursuant to the terms of an Assignment of Notes and Liens agreement dated as of June 24, 2002 (the "JPMorgan Indebtedness"). As a result of this transaction, JPMorgan assigned to CSS all of JPMorgan's right, title and interest under two promissory notes payable to it by the

          Company and all of JPMorgan's security interests in the assets and properties of the Company.

     o CSS acquired approximately $789,000 of past due secured indebtedness, inclusive of approximately $86,000 of accrued interest, owed by the Company to Deutsche Financial Services under a capital lease agreement.

     o CSS acquired approximately $2.7 million of indebtedness owed by the Company to certain of its unsecured creditors.

     o CSS acquired approximately $100,000 of past due indebtedness owed by the Company to certain of its trust creditors.

In connection with the foregoing transactions, which were consummated pursuant to various agreements with the Company and forbearance agreements between the Company, CSS and certain secured and unsecured creditors of the Company, CSS agreed to the following:

     o To discount the amount due and payable under the JPMorgan Indebtedness from $5,200,000 to $4,500,000 and restructure such indebtedness to provide for payments of interest only at an annual rate of 10% for five years commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due at the end of such period;

     o    Extinguish the $789,000 owed to Deutsche Financial Services; and

     o Extinguish the approximately $2.7 million of indebtedness owed to certain unsecured and trust creditors of the Company.

In consideration for CSS' concessions and agreement to restructure the JPMorgan Indebtedness, the Company:

     o Conveyed to CSS $2.3 million of idle or vacant properties located in Texas;

     o Issue to JPMorgan a $2 million zero coupon contingent note, the payment of which, if ever, is subject to the Company meeting certain financial covenants and maintaining certain closing bid stock price targets.

To consummate the completion of the Restructuring Transactions, the Company entered into the following transactions:

     o Issued a note payable of $183,000 to Travelers Express Co. ("Travelers") under a forbearance agreement. The terms of the note call for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. In addition, the Company issued to Travelers a warrant to purchase 93,000 shares of common stock of the Company at a price per share of $0.05 ("the Travelers Warrant"), the then current market price per share of the Company's common stock. Under the terms of the Travelers Warrant, for every $2 of principal paid by the Company under the $183,000 note, 1 share of common stock subject to the Travelers Warrant shall expire. Travelers is restricted from exercising the Warrant, if ever, until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days (Note H);

     o Issued a note payable of $49,421 to Phillips Co. under a forbearance agreement. The terms of the note call for a monthly payment of $8,237 for 6 months;

     o Issued a note payable of $44,600 to McLane Company, Inc. under a forbearance agreement. The terms of the note call for monthly payments of $3,717 for 12 months beginning November 22, 2002. Any unpaid balance is due on or before October 22, 2003; and

     o Issued a note payable of $11,432 to Olsham Grundman Frome under a forbearance agreement. The terms of the note call for monthly payments of $1,143 for 10 months beginning December 22, 2002. Any unpaid balance is due on or before September 22, 2003.

In June 2002, the Company cancelled a capital lease agreement for 3 tractor trucks. Under the agreement, the Company returned the trucks with a net book value of $12,838 for full satisfaction of amounts due to DaimlerChrysler of $62,704.

In addition, the Company entered into agreements with its property taxing districts to settle past due property taxes aggregating $803,783. Under the terms of such agreements, the Company will pay 10% of the past due amounts immediately and issue notes payable for the remaining unpaid balance of $723,405 to be paid over 36 months.

As compensation for facilitating the Restructuring Transactions, the Company issued warrants to purchase an aggregate of 4,000,000 shares of common stock to Thomas E. Cain (2.4 million) and CSS (1.6 million) at a per share exercise price of $0.05. Focus Capital Group America, LLC, a buyout and turnaround firm of which Mr. Cain is CEO and President, helped facilitate the Restructuring Transactions, is a member in CSS and received its compensation for its role in this transaction through its ownership interest as a member in CSS. The Company also granted the holders of these warrants certain piggyback and demand registration rights pursuant to the terms of a Registration Rights Agreement.

In connection with the restructuring of the JPMorgan Indebtedness, and in exchange for certain releases, the Company's former CEO and Chairman, J.L. Evans Sr. conveyed 1,104,015 shares of common stock of the Company beneficially owned by him to JPMorgan. In connection with his resignation, and in exchange for certain releases and a warrant to purchase 175,000 shares of Company common stock at a per share exercise price of $.05, Mr. Evans has also agreed to the cancellation of his options to purchase an aggregate of 575,000 shares of common stock.

Private Placement of 3,085,000 shares of Common Stock. Concurrently with the Restructuring Transactions, the Company completed the private placement of 3,085,000 shares of common stock in consideration for $150,000, which proceeds were to be used by the Company to fund payment of delinquent fuels taxes. Mauritz & Couey, a Texas-based general partnership ("MC"), acquired the shares issued in this private placement transaction. As part of the transaction, MC was granted certain piggyback and demand registration rights for the acquired shares.

New Management Agreement. The Company entered into a Management and Support Services Agreement (the "Management Agreement") with MC to provide certain managerial and operational services to the Company. Under the terms of the Management Agreement, MC is entitled to be reimbursed for its costs plus receive a quarterly bonus based solely on MC's achievement of certain performance criteria.

Changes in the Company's Management. Concurrently with the transactions set forth above, the Company accepted the resignation of its longtime CEO and Chairman, Mr. Evans, its Secretary/Treasurer and Director Darlene Jones, and outside Director Matt Hession. Matt Hession was the Chair of the Company's audit committee. His responsibilities will be assumed by Leah Jagot Kelley, a new independent director of the Company. In addition, director compensation was restructured to be performance based. Information regarding the Company's new Directors and management is as follows

    Blair R. Couey           President, New Director, and a Principal of MC
    Lee Ann Cooper           Secretary/Treasurer
    Thomas E. Cain           New Chairman of the Board
    Randy Clapp              New Director
    Leah Jagot Kelley        New Director
    Randal Dean Lewis        New Director
    Jerry Evans, Jr.         Director
    Peter J. Losavio, Jr.    Director

In July 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate of prime plus 3 with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 and 2001

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the unaudited operating results of Evans Systems, Inc. ("ESI" or the "Company") business segments for the three months ended June 30, 2002 and 2001. This is the third quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                                Three Months      Three Months
                                                    Ended             Ended
                                               June 30, 2002     June 30, 2001
                                               -------------     -------------
                                               (In thousands)    (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                           $ 5,731           $ 6,708
Gross profit                                          330               469
Operating expenses                                    404               527
                                                  -------           -------
Operating loss                                        (74)              (58)

TEXAS CONVENIENCE STORES
Revenue                                           $   835           $ 2,480
Gross profit                                          122               469
Operating expenses                                    317               531
                                                  -------           -------
Operating loss                                       (195)              (62)

EDCO ENVIRONMENTAL
Revenue                                           $   145           $   216
Gross profit                                           42               134
Operating expenses                                    142               125
                                                  -------           -------
Operating income (loss)                              (100)                9

UNALLOCATED GENERAL AND ADMIN EXPENSE             $  (176)          $  (214)
                                                  -------           -------

TOTAL CONTINUING OPERATIONS
Revenue                                           $ 6,711           $ 9,404
Gross profit                                          494             1,072
Operating expenses                                  1,039             1,397
                                                  -------           -------
Operating loss                                       (545)             (325)

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                           $    --           $   898
Gross profit                                           --                92
Operating expenses                                     --               289
                                                  -------           -------
Operating loss                                         --              (197)

Consolidated revenues decreased $2,693,000, or approximately 28.6%, in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001. The decrease is primarily attributable to the lease of the remaining convenience stores of the Company to State Oil on April 10, 2002 (Note E of the Notes to the Condensed Consolidated Financial Statements) and the continued downsizing of the Company, which had the effect of reducing revenues. Fuel sales decreased $2,054,000, or approximately 25.0%, while other sales and services declined $639,000, or approximately 53.1%, in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001.

Consolidated gross profit declined $578,000, or approximately 53.9%, in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 7.4% of sales in the quarter ended June 30, 2002, as compared with approximately 11.4% of sales in the quarter ended June 30, 2001.

Operating expenses declined $358,000, or approximately 25.6%, in the quarter ended June 30, 2002, compared with the quarter ended June 30, 2001. Operating expenses include a $14,000 credit from the gain on sale of assets in the quarter ended June 30, 2002, as compared to a credit of $38,000 in the quarter ended June 30, 2001.

Operating losses increased $220,000 in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001. Operating losses were $545,000 in the quarter ended June 30, 2002, as compared with $325,000 in the quarter ended June 30, 2001. The increased loss was attributable to the lease of the convenience stores to State Oil and continued downsizing of the Company.

Net income for the quarter ended June 30, 2002 was $1,253,000, as compared to a net loss of $515,000 for the quarter ended June 30, 2001. Net income in the quarter ended June 30, 2002 includes an extraordinary gain on extinguishments of debts of $4,234,000 and an extraordinary loss on the conveyance of assets of $2,435,000. Net loss in the quarter ended June 30, 2001 includes a loss from Louisiana discontinued operations of $197,000 and a gain on the disposal of Louisiana operations of $87,000.

TEXAS PETROLEUM MARKETING SEGMENT

The Texas Petroleum Marketing segment's revenues are primarily derived from the sale of motor fuels to the public through retail outlets as follows:

     o Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company's agreements with such independent store operators ("Special Purpose Leases"), the Company receives 40% or 50% of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

     o Independently owned gasoline stations and convenience stores ("Open Dealers") to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

Revenues decreased $977,000, or approximately 14.6%, to $5,731,000 in the quarter ended June 30, 2002, as compared with revenues of $6,708,000 in the quarter ended June 30, 2001. Fuel sales in gallons increased approximately 14.1% to 4,544,000 gallons, as compared with 3,982,000 gallons in the quarter ended June 30, 2001. The revenue decrease is mainly attributable to lower average sales price per gallon of $1.26 in the current quarter compared to $1.65 per gallon in the quarter ended June 30, 2001.

Gross profit decreased $139,000, or approximately 29.6%, to $330,000 in the quarter ended June 30, 2002, as compared with $469,000 in the quarter ended June 30, 2001. Gross Margin decreased to approximately 5.8% of sales in the quarter ended June 30, 2002, as compared with approximately 6.9% of sales in the quarter ended June 30, 2001. Fuel gross profit per gallon increased to approximately $0.073, as compared with $0.111 in the quarters ended June 30, 2002 and 2001, respectively.

Operating expenses in the quarter ended June 30, 2002 declined $123,000, or approximately 23.3%, as compared with the quarter ended June 30, 2001. Operating expenses include a $20,000 credit from the gain on sale of assets in the quarter ended June 30, 2002, as compared to a charge of $6,000 from the loss on the sale of assets in the quarter ended June 30, 2001.

The Texas petroleum marketing segment's operating loss decreased to $74,000 in the quarter ended June 30, 2002, as compared to an operating loss of $58,000 in the quarter ended June 30, 2001. Excluding the gain (loss) on sale of assets, the quarter ended June 30, 2002 operating loss was $94,000, as compared to an operating loss of $52,000 for the quarter ended June 30, 2001.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated seven stores from April 1, 2002 to April 10, 2002 at which date five of the stores were leased to State Oil under a lease-purchase agreement (Note E to the Condensed Consolidated Financial Statements). The lease was cancelled on June 2002 and the Company reacquired the stores, equipment and inventory in July 2002, at which time the Company began the process of reopening the stores. During July 2002, four stores were reopened. The Company operated nine stores in the quarter ended June 30, 2001.

Total revenues in the quarter ended June 30, 2002 decreased $1,645,000, or approximately 66.3%, to $835,000, as compared with $2,480,000 in the quarter ended June 30, 2001. The decrease is primarily attributable to the Company not operating stores during the majority of the reporting period. Fuel revenues decreased $1,100,000, or approximately 71.2%, to $445,000 in the quarter ended June 30, 2002, as compared with $1,545,000 in the quarter ended June 30, 2001. Fuel sales in gallons declined approximately 74.2% in the current year period. Merchandise sales decreased by $487,000, or 57.8%, to $356,000 in the quarter ended June 30, 2002 from $843,000 in the quarter ended June 30, 2001. Other income, consisting primarily of rental income and commission income, decreased approximately $58,000 in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001.

Gross profit declined $347,000, or approximately 74.0%, to $122,000, as compared with $469,000 in the quarter ended June 30, 2001. Gross Margin decreased to approximately 14.6% of sales in the quarter ended June 30, 2002, as compared with approximately 18.9% of sales in the quarter ended June 30, 2001.

Operating expenses decreased $214,000, or approximately 40.3%, in the quarter ended June 30, 2002, to $317,000, as compared with $531,000 in the quarter ended June 30, 2001. Operating expenses in the quarter ended June 30, 2001 include a credit of $44,000 from the gain on sale of assets. There was no gain or loss on asset sales during the quarter ended June 30, 2002.

The Texas Convenience Store segment incurred an operating loss of $195,000 in the quarter ended June 30, 2002, as compared with an operating loss of $62,000 in the quarter ended June 30, 2001. Excluding the gain (loss) on sale of assets, the quarter ended June 30, 2002 operating loss was $195,000, as compared to an operating loss of $106,000 for the quarter ended June 30, 2001.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Revenues decreased $71,000, or approximately 32.9%, in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001.

Gross profit in the quarter ended June 30, 2002 decreased $92,000, as compared with the quarter ended June 30, 2001.

Operating expenses increased $17,000 in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001.

EDCO Environmental reported an operating loss of $100,000 in the quarter ended June 30, 2002, as compared with an operating profit of $9,000 in the quarter ended June 30, 2001.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

Unallocated General and Administrative expenses decreased $38,000, or approximately 17.8%, in the quarter ended June 30, 2002, as compared with the quarter ended June 30, 2001. The decrease is mainly attributable to the reduction in employment expenses.

DISCONTINUED - LOUISIANA OPERATIONS

The Company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

NINE MONTHS ENDED JUNE 30, 2002 AND 2001

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the unaudited operating results of the Company's business segments for the nine months ended June 30, 2002 and 2001. This is the first nine months of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                                 Nine Months     Nine Months
                                                    Ended            Ended
                                                June 30, 2002    June 30, 2001
                                                -------------    -------------
                                               (In thousands)    (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                         $      14,536    $     21,789
Gross profit                                              953           1,995
Operating expenses                                      1,329           1,403
                                                -------------    ------------
Operating income (loss)                                  (376)            592

TEXAS CONVENIENCE STORES
Revenue                                         $       3,901    $     10,455
Gross profit                                              682           1,873
Operating expenses                                      1,159           2,063
                                                -------------    ------------
Operating loss                                           (477)           (190)

EDCO ENVIRONMENTAL
Revenue                                         $         635    $        674
Gross profit                                              267             384
Operating expenses                                        390             369
                                                -------------    ------------
Operating income (loss)                                  (123)             15

UNALLOCATED GENERAL AND ADMIN EXPENSES          $        (584)   $       (942)
                                                -------------    -------------

TOTAL CONTINUING OPERATIONS
Revenue                                         $      19,072    $     32,918
Gross profit                                            1,902           4,252
Operating expenses                                      3,462           4,777
                                                -------------    ------------
Operating loss                                         (1,560)           (525)

DISCONTINUED LOUISIANA OPERATIONS
Revenue                                         $          --    $      4,707
Gross profit                                               --             567
Operating expenses                                         --           1,313
                                                -------------    ------------
Operating loss                                             --            (746)

The Company sold its Texaco, Citgo and Diamond Shamrock accounts during the quarter ended December 31, 2000. During the second quarter of 2001, the Company sold its Phillips 66 accounts and six of its Company operated convenience stores. In the third and fourth quarter of 2001, the Company sold three additional Company operated convenience stores. All of the revenues, cost, and associated operating expenses of these operations are included in the comparable nine months ended June 30, 2001.

In May 2001 the Company sold substantially all of the assets of Evans Oil of Louisiana and discontinued its Louisiana operations (now classified as Discontinued Operations). The Company sold one Company operated convenience store in March 2002. The majority of its revenues, costs, and associated operating expenses are included in the nine months ended June 30, 2002. In April 2002, the Company entered into a lease-purchase agreement with State Oil (Note E to the Condensed Consolidated Financial Statements) for six of its remaining stores, which had the impact of reducing revenues, costs and associated operating expenses of these operations during the third quarter of 2002.

Consolidated revenues decreased $13,846,000, or approximately 42.1%, in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001. Fuel sales decreased $11,283,000, or approximately 40.7%, while other sales and services declined $2,563,000 or approximately 49.5% in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001.

Consolidated gross profit declined $2,350,000, or approximately 55.3%, in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001. Gross Margin decreased to approximately 9.8% of sales in the nine months ended June 30, 2002, as compared with approximately 12.9% of sales in the nine months ended June 30, 2001.

Operating expenses declined $1,315,000, or approximately 27.5%, in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001. Operating expenses include a $162,000 credit from the gain on sale of assets in the nine months ended June 30, 2002 as compared to a $966,000 credit in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating expense was $3,624,000 as compared to an operating expense of $5,743,000 in the nine months ended June 30, 2001.

The Company incurred an operating loss of $1,560,000 in the nine months ended June 30, 2002, as compared with $525,000 in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating loss was $1,722,000 as compared to an operating loss of $1,491,000 in the nine months ended June 30, 2001.

Loss from continuing operations before extraordinary items for the nine months ended June 30, 2002 was $1,605,000, as compared to a loss of $1,033,000 for the nine months ended June 30, 2001.

Net income of $194,000 in the nine months ended June 30, 2002 includes an extraordinary gain on the extinguishments of debts of $4,234,000 and an extraordinary loss on the conveyance of assets of $2,435,000. Net loss of $1,692,000 for the nine months ended June 30, 2001 includes a loss from Louisiana discontinued operations of $746,000 and a gain on the disposal of Louisiana of $87,000.

TEXAS PETROLEUM MARKETING SEGMENT

Revenues declined $7,253,000, or approximately 33.3%, to $14,536,000 in the nine months ended June 30, 2002, as compared with revenues of $21,789,000 in the nine months ended June 30, 2001. The decrease in revenues is due to the sale of its Citgo, Texaco, Diamond Shamrock and Phillips 66 accounts in the nine months ended June 30, 2001. Partial revenues from these accounts are included in the nine months ended June 30, 2001. Fuel sales in gallons declined approximately
14.3 %, to 11,879,000 gallons, as compared with 13,861,000 gallons in the nine months ended June 30, 2001. The average selling price of fuel per gallon decreased to $1.22 per gallon in the nine months ended June 30, 2002, as compared with an average selling price of $1.53 per gallon in the nine months ended June 30, 2001.

Gross profit in the nine months ended June 30, 2002 declined $1,042,000, or approximately 52.2%, as compared with the nine months ended June 30, 2001. Gross Margin was approximately 6.6% and 9.1% of sales in the nine months ended June 30, 2002 and 2001, respectively.

Operating expenses in the nine months ended June 30, 2002 declined $74,000, or approximately 5.3%, as compared with the nine months ended June 30, 2001. Operating expenses include a $41,000 credit from the gain on sale of assets in the nine months ended June 30, 2002, as compared to a $531,000 credit in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating expense was $1,370,000, as compared to an operating expense of $1,934,000 in the nine months ended June 30, 2001.

The Texas petroleum marketing segment reported an operating loss of $376,000 in the nine months ended June 30, 2002, as compared to an operating profit of $592,000 in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating loss was $417,000, as compared to an operating profit of $61,000 in the nine months ended June 30, 2001.

TEXAS CONVENIENCE STORE SEGMENT

The Company operated seven stores to April 10, 2002 at which date five of the stores were leased to State Oil under a lease-purchase agreement (Note E to the Condensed Consolidated Financial Statements). The lease was cancelled in June 2002 and the Company reacquired the stores, equipment and inventory in July 2002, at which time the Company began the process of reopening the stores. During July 2002, four stores were reopened. The Company operated nine stores in the nine months ended June 30, 2001.

Total revenues in the nine months ended June 30, 2002 declined $6,554,000, or approximately 62.3%, to $3,901,000, as compared with $10,455,000 in the nine months ended June 30, 2001. Fuel sales decreased $4,079,000, or approximately 66.2%, to $2,087,000 in the nine months ended June 30, 2002, as compared with $6,166,000 in the nine months ended June 30, 2001. Merchandise sales declined $2,302,000, or approximately 57.7%, to $1,690,000 in the nine months ended June 30, 2002, as compared with $3,992,000 in the nine months ended June 30, 2001. Other income decreased $173,000 to $124,000, as compared with $297,000 in the nine months ended June 30, 2001.

Gross profit declined $1,191,000, or approximately 63.6%, to $682,000, as compared with $1,873,000 in the nine months ended June 30, 2001. Gross Margin decreased to approximately 17.5% of sales in the nine months ended June 30, 2002, as compared with approximately 17.9% of sales in the nine months ended June 30, 2001.

Operating expenses in the nine months ended June 30, 2002 declined $904,000, or approximately 43.8%, as compared with the nine months ended June 30, 2001. Operating expenses include a $129,000 credit from the gain on sale of assets in the nine months ended June 30, 2002, as compared to a $434,000 credit in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating expense was $1,288,000, as compared to an operating expense of $2,497,000 in the nine months ended June 30, 2001.

The Texas Convenience Store segment incurred an operating loss of $477,000 in the nine months ended June 30, 2002, as compared with a loss of $190,000 in the nine months ended June 30, 2001. Excluding the gain or loss on the sale of assets, the nine months ended June 30, 2002 operating loss was $606,000, as compared to an operating loss of $624,000 in the nine months ended June 30, 2001.

EDCO ENVIRONMENTAL

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Revenues declined $39,000, or approximately 5.8%, in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001.

Gross profit in the nine months ended June 30, 2002 decreased $117,000, as compared with the nine months ended June 30, 2001. Gross Margin decreased to approximately 42.0% of sales in the nine months ended June 30, 2002, as compared with approximately 57.0% of sales in the nine months ended June 30, 2001.

Operating expenses increase $21,000 in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001.

EDCO Environmental reported an operating loss of $123,000 in the nine months ended June 30, 2002, as compared with an operating profit of $15,000 in the nine months ended June 30, 2001.

UNALLOCATED GENERAL AND ADMINISTRATIVE EXPENSES

Unallocated general and administrative expenses decreased $358,000, or approximately 38.0%, in the nine months ended June 30, 2002, as compared with the nine months ended June 30, 2001. The prior year period includes noncash compensation expense of $182,000, incurred as a result of the granting of stock as payment of compensation to the CEO for commissions and deferred salary owed.

Discontinued - Louisiana Operations

The Company sold substantially all of the assets of Evans Oil of Louisiana Inc. on May 17, 2001 and discontinued its Louisiana operations. The results of the Louisiana operations have been classified as discontinued operations and prior periods have been restated in the accompanying financial statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $233,000 and $636,000 at June 30, 2002 and June 30, 2001, respectively. The Company had a net working capital deficit of $264,000 at June 30, 2002, as compared with a deficit of $9,036,000 at September 30, 2001. The decrease in the working capital deficit is due to the restructuring and payoff of an aggregate of approximately $9,746,000 of the Company's outstanding indebtedness, all of which was classified as current liabilities at September 30, 2001 (Note B to the Condensed Consolidated Financial Statements). The restructuring and payoff was offset by current changes in current assets and current liabilities.

Cash used by operating activities was $970,000 for the nine months ended June 30, 2002. During that period, cash from investing activities was $770,000, which was comprised of capital expenditures of $24,000 offset by proceeds from the sales of assets of $794,000. Cash used by financing activities was $371,000, which was comprised of proceeds of $150,000 from the private placement of common stock to MC offset by $321,000 in debt repayments.

Cash used by operating activities was $2,051,000 for the nine months ended June 30, 2001. During that period, cash from investing activities was $6,682,000, which was comprised of capital expenditures of $119,000 offset by proceeds from the sales of assets of $6,801,000. Cash used by financing activities was $4,720,000, which was comprised of proceeds of $223,000 from the private placement of common stock offset by $4,943,000 in debt repayments.

As of June 30, 2002, the Company had an aggregate of approximately $5,633,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $4,500,000 has terms that call for payments of interest only at an annual rate of 10% for five years commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due at the end of such period. Of the remaining principal outstanding aggregating an approximate $1,133,000, approximately $723,000 is due to various property taxing districts over the next three years. Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points (Note B to the Condensed Consolidated Financial Statements). The remaining outstanding principal balance is due under various terms to various third parties. As of June 30, 2002, approximately $387,000 in outstanding principal is due within one year, compared to approximately $5,733,000 at September 30, 2001.

Subsequent to June 30, 2002, the Company secured a secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by MC. Terms of the revolving line of credit call for an annual interest rate of prime plus 3% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003.

At June 30, 2002, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued during the quarter (Note H to the Condensed Consolidated Financial Statements).

The Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations and its existing bank line with NewFirst National Bank. There can be no assurance that any of management's plans will be successful or that the Company will continue as a going concern, meeting current obligations as they become due.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds the following pronouncements: Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt"; Statement No. 44, "Accounting for Intangible Assets of Motor Carriers"; and Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 related to the rescission of Statement No. 4 shall be effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. The provisions of this Statement related to Statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this SFAS No. 145 shall be effective for financial statements on or after May 15, 2002, with early application encouraged. The Company has elected to implement SFAS No. 145 as it relates to the extraordinary gain recorded on the Restructuring Transactions (Note B to the Condensed Consolidated Financial Statements).

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2002, the Company had no knowledge of any legal proceedings that, individually, or in the aggregate, could be expected to have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 24, 2002, the Company completed the private placement of 3,085,000 shares of common stock in consideration for $150,000, representing the fair market value of such shares on the date of issuance. The proceeds received from this private placement were used primarily to fund the Company's payment of delinquent gas taxes. The shares of common stock issued in this private placement transaction were issued in reliance on the exemption provided under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

As compensation for facilitating the Restructuring Transactions, the Company issued warrants to purchase an aggregate of 4,000,000 shares of common stock to Thomas E. Cain (2.4 million) and CSS (1.6 million) at a per share exercise price of $0.05. The warrants have a term expiring on June 21, 2020 and may not be exercised by the holders thereof if such exercise would trigger a change in control, as such term is defined under the Internal Revenue Code of 1986, as amended, causing the loss or impairment of the Company's net operating loss and capital loss carry forwards. The Company granted the holders of these warrants certain piggyback and demand registration rights pursuant to the terms of a Registration Rights Agreement. The warrants issued in this transaction were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

On June 24, 2002, the Company issued to Travelers Express Co. a warrant to purchase 93,000 shares of common stock of the Company at a price per share of $0.05 (the "Travelers Warrant"), the then current market price per share of the Company's common stock. Under the terms of the Travelers Warrant, for every $2 the Company reduces the principal amount owed to Travelers under a separate $183,000 note, 1 share of common stock subject to the Travelers Warrant shall expire. The Travelers Warrant is not exercisable by Travelers until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days. The Travelers Warrant expires on June 22, 2002, if not exercised prior to that time. The warrants issued in this transaction were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

As part of the Restructuring Transactions, the Company cancelled the employment agreement of Mr. J.L. Evans, Sr., former CEO and President of the Company. In addition, the Company and Mr. Evans mutually agreed to cancel all outstanding common stock options held by Mr. Evans aggregating 575,000. Concurrently with the cancellation of Mr. Evans' stock options, the Company issued to Mr. Evans a warrant to purchase 175,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock. The warrant expires on June 22, 2002, if not exercised prior to that time. The warrants issued in this transaction were issued in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     A.  Exhibits.

         Exhibit 99.1 - Certification of Blair R. Couey, as President and Chief
                        Executive Officer of the Company, pursuant to 18 U.S.C.
                        (S)1350, dated August 13, 2002.

         Exhibit 99.2 - Certification of Lee Ann Cooper, as Chief Financial
                        Officer of the Company, pursuant to 18 U.S.C.
                        (S)1350, dated August 13, 2002.

     B. Reports on Form 8K - The following reports on Form 8-K were filed under the Securities and Exchange Act of 1934 in the quarter ended June 30, 2002:

              Current Report on Form 8-K, dated June 28, 2002, announcing various transactions entered into by the Company with several third parties, each effective June 24, 2002, in which: (i) the Company restructured or refinanced certain of its indebtedness;
              (ii) the Company completed a private placement of its securities; and (iii) the Company changed the composition of its management and board of directors. The agreements effectuating the Restructuring Transactions are filed as exhibits to the Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002              EVANS SYSTEMS, INC.


                                    By: /s/ Blair R. Couey
                                       --------------------------------
                                        Blair R. Couey
                                        President and Chief Executive
                                        Officer

                                    By: /s/ Lee Ann Cooper
                                        -------------------------------
                                        Lee Ann Cooper
                                        Chief Financial Officer