Form 10-K
period 2002-09-30
EVANS SYSTEMS INC
filed 2002-12-30
CIK 904901

      As Filed with the Securities Exchange Commission on December 30, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------


                                    FORM 10-K
                                   (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

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

        Securities registered pursuant to Section 12(b) of the Act: None.

                          ----------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

                                              Name of each exchange
Title of each class                              on which registered
-------------------                           ----------------------
Common Stock, par value $.01 per share        NASDAQ-OTCBB Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
On December 27, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $689,138.

On December 27, 2001, there were 9,844,831 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

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

Item 1.  Business

Evans Systems Inc. and its subsidiaries, collectively referred to herein as the "Company" distributes motor fuels and lubricants to branded retail accounts and commercial industrial users. At September 30, 2002, the Company operated 3 convenience stores selling gasoline, merchandise and fast food to the motoring public, and provides environmental remediation services in southern Texas.

In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out
(LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuating all company inventories, as inventories of oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior years have been restated to apply the new method retroactively. The balances of retained earnings (deficit) for fiscal 2002, 2001 and 2000 have been adjusted for the effect of applying retroactively the new method of accounting. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

Operating results for each of the Company's segments follow (in thousands).

                                             Year Ended          Year Ended         Year Ended
                                           Sept. 30, 2002      Sept. 30, 2001      Sept. 30, 2000
                                           --------------      --------------      --------------
                                                                (As Restated)       (As Restated)
Texas Petroleum Marketing
Revenue from External Customers                   $19,689             $27,525           $54,810
Operating Loss                                     (1,024)                (56)             (425)
Texas Convenience Stores
Revenue                                            $5,045             $12,543           $25,262
Operating Loss                                       (849)               (568)             (652)
EDCO Environmental
Revenue                                            $1,124                $962            $1,461
Operating Income (Loss)                                44                  19               227
Unallocated General and
    Administrative Expenses                          (732)               (943)           (1,682)
Total Continuing Operations
Revenue                                           $25,858             $41,030           $81.533
Operating Loss                                     (2,561)             (1,548)           (2,532)

Louisiana Operations(1)
Revenue                                               $ -              $4,717           $13,796
Operating Loss                                          -                (766)             (676)

-----------------
(1) Louisiana operations ceased May 17, 2001 and substantially all of the assets were sold.

Texas Petroleum Marketing

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

                                            Fiscal Year Ended September 30
                                            ------------------------------
                                               2002            2001            2000
                                               ----            ----            ----
Refined petroleum product sales               $19,533        $26,900         $54,414
Non-petroleum product sales                       156            625             396
                                              -------        -------         -------
Total sales                                   $19,689        $27,525         $54,810

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

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company's bulk plant facilities. The Company also has a 110,000 barrel terminal facility, located in Bay City, Texas, from which it had historically distributed motor fuels to the southeast Texas market. The terminal facility has been closed since fiscal 1998.

During the first quarter of fiscal 2002, the Texas Petroleum Marketing segment sold various station and store equipment for total proceeds of $263,000. The net book value of the assets sold aggregated $283,000 and the segment recorded a net loss on the sales of $20,000. During the second quarter of fiscal 2002, the Texas Petroleum Marketing segment sold/retired various obsolete equipment and vehicles for total proceeds of $18,000. The net book value of the equipment sold/retired was approximately $41,000 and the segment recorded a loss of $23,000.

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

During the third quarter of fiscal 2002, the Texas Petroleum Marketing segment sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was approximately $49,000 and the Company recorded a loss of $2,000.

During the fourth quarter of fiscal 2002, the Texas Petroleum Marketing segment sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was $49,252 and the Company recorded a loss of $2,252.

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

Texas Convenience Stores

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                                            Fiscal Year Ended
                                                               September 30
                                            ----------------------------------------------
                                            2002                  2001                2000
                                            ----                  ----                ----
Refined petroleum product
sales                                      $2,737              $  7,379            $15,361
Merchandise sales                           2,170                 4,814              9,543
Other income                                  138                   350                358
                                           ------              --------            -------
Total Sales                                $5,045               $12,543            $25,262

Number of operating stores
at year-end                                     3                     8                 17

At September 30, 2002, the Company operated 3 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

In March 2002, the Company completed the sale of one company owed convenience store, including land, buildings, station equipment, store equipment and inventory, for total proceeds of $340,000. The net book value of the assets sold was approximately $179,000 and the Company recorded a $161,000 gain on the sale during the quarter.

During the third quarter of fiscal 2002, the Company sold one company owned convenience store, including a building, station equipment, store equipment and inventory, for total proceeds of $126,000. The net book value of the assets sold was approximately$110,000 and the Company recorded a $16,000 gain on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was approximately$49,000 and the Company recorded a loss of $2,000.

During the fourth quarter of fiscal 2002, the Company sold three company owned convenience stores, including land, buildings, station equipment, store equipment and inventory, for total proceeds of approximately $453,000, inclusive of a note receivable for $112,000 (Note 7). The net book value of the assets sold was approximately $820,000 and the Company recorded a $367,000 loss on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was $49,252 and the Company recorded a loss of $2,252.

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

EDCO Environmental reported revenues of $1,124,000, $962,000 and $1,461,000 in 2002, 2001 and 2000, respectively. The TNRCC is continuing to provide reimbursements for clean up of those contaminated locations which were registered with the TNRCC on or before December 28, 1998. Cleanup of locations that became known after December 28, 1998 are generally funded by private insurance or by the location owner.

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

Employee Relations

At September 30, 2002, the Company employed 39 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

Competition

All of the Company's business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors employ financial and personnel resources substantially in excess of those that are available to the Company. The Company's Texas Petroleum Marketing Segment and Texas Convenience Store Segment also compete with integrated oil companies, which, in some cases, own or control a majority of their Petroleum Marketing facilities or convenience store locations. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

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

Item 2. Properties

The Company owns 17 commercial parcels of real estate in Texas. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 3 retail locations and has 1 ground lease for the fuel terminal under operating lease agreements with varying terms and lives.

The Company's general offices are located on 3 acres of land on Highway 60 in Bay City Texas in a 13,475 square foot building. Adjacent to the offices are 14,784 square feet of additional warehouse buildings together with bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks.

Item 3. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of September 30, 2002, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.
                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Stock Information

Traded On the Nasdaq Over The Counter Bulletin Board (OTCBB) Quotation System -- The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI." At September 30, 2002, there were approximately 1,285 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $787,586 on September 30, 2002.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:


Dates                                                    High              Low
-----                                                    ----              ---
October 1, 2000 through December 31, 2000                .53               .20
January 1, 2001 through March 31, 2001                   .25               .13
April 1, 2001 through June 30, 2001                      .25               .13
July 1, 2001 through September 30, 2001                  .18               .11
October 1, 2001 through December 31, 2001                .15               .11
January 1, 2002 through March 31, 2002                   .17               .02
April 1, 2002 through June 30, 2002                      .26               .06
July 1, 2002 through September 30, 2002                  .38               .08

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data. The Company has restated certain 1998 thru 2001 financial data to apply the change from the LIFO method of accounting to the FIFO method of accounting retroactively for fuel inventories.

                                                                       Year Ended September 30,
                                                   -----------------------------------------------------------
Income Statement Data:                               2002         2001         2000         1999         1998
----------------------                             -------      -------      -------      -------      -------
Revenues                                           $25,858      $41,030      $81,533      $74,579      $91,236
Gross Profit                                         2,526        4,807        8,894       10,138       11,556
Operating Income (Loss)                            (2,561)      (1,548)      (2,532)      (2,705)      (4,057)
Income (Loss) from Continuing Operations           (2,630)      (2,313)      (5,030)      (7,007)      (4,615)
Net Income (Loss)                                    (831)      (3,046)      (5,735)      (7,300)      (5,542)
Basic Income (loss) from continuing
operations per common share(1)                      (0.35)       (0.38)       (1.18)       (1.82)       (1.48)
Basic earnings (loss) per common share(1)           (0.11)       (0.50)       (1.35)       (1.90)       (1.78)
Basic weighted average number of common
shares outstanding(1)                                7,588        6,134        4,263        3,846        3,116
Diluted earnings (loss) from continuing
operations per common share(1)                      (0.35)       (0.38)       (1.18)       (1.82)       (1.48)
Diluted earnings (loss) per common share(1)         (0.11)       (0.50)       (1.35)       (1.90)       (1.78)
Weighted average number of common and
common equivalent shares outstanding(1)              7,588        6,134        4,263        3,846        3,116

--------------
(1)  Adjusted for 5% stock dividend paid on January 20, 1997.

Balance Sheet Data:                                  2002         2001         2000         1999         1998
-------------------                                -------      -------      -------      -------      -------
Current Assets                                      $2,194       $3,034       $6,516       $6,830      $10,103
Current Liabilities                                  2,519       12,002       19,301       16,452        9,751
Current Ratio                                        .87:1         25:1         34:1         42:1       1.04:1
Total Assets                                         5,771       11,474       21,689       24,475       32,637
Long-Term Debt                                       5,070          609          716        1,634       11,151
Total Stockholders' Equity                         (1,818)      (1,137)        1,672        6,229       11,735


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

During the three years in the period ended September 30, 2002, the Company has recorded operating losses from continuing operations aggregating $9.97 million and net losses aggregating $9.6 million. At September 30, 2002, the Company has a working capital deficit of $325,000 and a stockholders' deficit of $1,818,000.

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

New management and directors were appointed on June 24, 2002. During the three months ended September 30, 2002 an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability.

Management determined inventory of approximately $78,000 was obsolete and written off during the fourth quarter of 2002. The Company was delinquent in many of its ad valorem property taxes dating back to 1998, amounting to over $800,000. The involved Texas counties have all been contacted and workout plans agreed to. However, there can be no assurance that the Company will be able to generate sufficient cash flows to meet the requirements of the work out plans.

Consistent with this plan the Company sold its inventory in the four remaining Diamond Mini Mart stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of managements plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations. The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

The Environmental Segment has made a marginal profit over the years and maintained a positive cash flow. Management intends to expand the Environmental Segment by creating a Testing Division. The Company is currently exploring the feasibility of acquiring through merger a company currently performing line, tank, and soil testing. Financial institutions have become increasingly aware of potential environmental hazards and the cost associated there with, on properties they finance. The need for testing to determine if any pollution exist on properties will continue for an unforeseeable time into the future. For this reason management believes adding a testing segment will increase the revenues and profitability of the Environmental Segment.

Management will continue to reduce debt and provide working capital through the sale of non-income producing assets.

There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern, meeting current obligations as they become due.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.


In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circum-stances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Revenue Recognition

     The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales to open dealer accounts are recognized when delivered. Revenues from motor fuel sales and retail sales at convenience stores are recognized when sold at the store. Expenses are recognized in the period in which they are incurred.

     Environmental segment revenue from fixed-price contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost at completion for each contract. Profit recognition is deferred on each contract until progress reaches a level of completion sufficient to establish the probable outcome. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability that result in revisions to costs are recognized in the period in which the changes are determined. Because of the inherent uncertainties in estimating, it is at least reasonably possible that such changes will occur within the near term.

     Inventories

     Substantially all inventories are products held for sale. Inventories of oil and grease, automotive products and accessories, chemical products and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. During fiscal 2002, the Company implemented a change in accounting principle whereby gas and diesel fuels inventory were valued using the FIFO method of accounting in place of the last-in, first-out (LIFO) method (see Change in Accounting Principle below).

     Change in Accounting Principle

     In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out (LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuating all company inventories, as inventories of oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior years have been restated to apply the new method retroactively. The balances of retained earnings (deficit) for fiscal 2002, 2001, 2000 and prior years have been adjusted for the effect of applying retroactively the new method of accounting. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

For a more comprehensive list of our accounting policies, including those which involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

2002 Compared With 2001

Consolidated revenues from continuing operations decreased $15,172,000 or approximately 37% to $25,858,000 in the year ended September 30, 2002. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment during fiscal 2001 and 5 more company operated convenience stores in it's Texas Convenience Store Segment.

Consolidated gross profit from continuing operations declined $2,281,000 or approximately 47 % to $2,526,000 in the year ended September 30, 2002. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 10% of sales in 2002 from approximately 12% of sales in 2001. The decrease in gross margin in 2002 is mainly attributable to margin decreases realized in Texas Petroleum Marketing and Texas Convenience Store Segment offset by increases in the Environmental segment margins. See segment discussions below.

Consolidated operating expenses declined $1,268,000 or approximately 20% in 2002 to $5,087,000. The decrease in operating expenses were mainly attributable to savings related to personnel reductions of $1,318,000, general and administrative expense cost cuts of $316,000, reduced depreciation expense of $426,000 and other operating expense reductions of $419,000. The effects of those reductions was offset by a loss on asset sales of $205,000, as compared to a gain of $1,006,000 in 2001.

Consolidated operating losses increased $1,013,000 to $2,561,000 in 2002 as compared with a loss of $1,548,000 in 2001. Excluding the effect of gain (loss) of assets sales on operating losses in 2002 and 2001, consolidated operating losses decrease $198,000 to $2,356,000 in 2002 compared to $2,554,000 in 2001.

Consolidated loss from continuing operations increased to $2,630,000 in 2002 as compared to $2,313,000 in 2001. Loss from continuing operations in 2002 includes $69,000 in interest expense. Loss from continuing operations in 2001 includes $689,000 in interest expense.

Consolidated net loss decreased $2,215,000 to $831,000 in 2002 as compared to a net loss of $3,046,000 in 2001. Consolidated net loss in 2002 includes an extraordinary gain of $1,799,000 on the Restructuring Transactions. Consolidated net loss in 2001 includes a $733,000 loss on discontinued operations of Evans Oil of Louisiana.

Texas Petroleum Marketing Segment

Revenues in the Texas Petroleum Marketing Segment decreased $7,836,000 or approximately 28% to $19,689,000 in 2002, as compared with $27,525,000 in 2001.
Sales in gallons declined to 15,918,000 gallons in 2002 from 17,698,000 gallons in 2001, a decline of approximately 10%. Average selling price per gallon increased in 2002 to approximately $1.24 per gallon, as compared with $1.52 per gallon in 2001. The decrease is due to nation wide cost decreases in 2002 that lowered selling prices per gallon as compared to 2001.

Gross Profit in 2002 declined to $1,100,000 from $2,104,000 in 2001, a decline of $1,004,000 or approximately 48%. Gross Margin increased to approximately 6% of sales in 2002 from approximately 8% of sales in 2001.

Operating expenses in 2002 increased to $2,124,000 from $2,027,000 in 2001, an increase of $97,000 or approximately 5%, which are inclusive of a loss on asset sales of $160,000 in 2002 as compared to a gain of $587,000 in 2001. Excluding the gain (loss) on assets sales, operating expenses decreased to $1,964,000 in 2002 from $2,614,000. The reduced expenses resulted from the Company's reduction of staff, overhead, other expense expenses, and decreased depreciation expense due the continued downsizing of the Texas Petroleum Marketing segment through asset and distribution contract sales.

Operating loss on 2002 of $1,024,000 decreased from a gain in 2001of $77,000, a change of $1,101,000. Excluding the gain (loss) on assets sales, operating loss decreased to $865,000 in 2002 from $510,000 in 2001.

Texas Convenience Store Segment

At September 30, 2002, the Company operated 3 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

Total sales decreased $7,498,000 or approximately 60% in 2002 to $5,045,000 from $12,543,000 in 2001. Fuel sales in 2002 were $2,737,000, as compared with $7,379,000 in 2001. Fuel sales in gallons declined in 2002 to 2,133,000 gallons, as compared with 5,017,000 gallons in 2001. Merchandise sales decreased $2,644,000 to $2,170,000, as compared with $4,814,000 in 2001. Average selling price per gallon decreased in 2002 to approximately $1.28 per gallon, as compared with $1.47 per gallon in 2001. The decrease is due to nation wide cost decreases in 2002 that lowered selling prices per gallon.

Gross profit declined to $844,000 in 2002 as compared with $2,127,000 in 2001. Gross Margin in the Texas Convenience Store segment was approximately 17% in 2002 and 2001. Merchandise Gross Margin decreased in 2002, to approximately 24% of sales, as compared to approximately 25% of sales in 2001. Fuel Gross Margin decreased to approximately 7% during 2002, as compared with approximately 9% during 2001.

Operating expenses during 2002 in the Texas Convenience Store segment was $1,693,000 as compared with $2,695,000 in 2001, a decrease of $1,002,000 or approximately 37%.

The Convenience Store segment incurred an operating loss of $849,000 in 2002, as compared with a loss of $568,000 in 2001. The increased loss is due to declining margins in fuel sales created by a highly competitive market as well as declined sales over cost reductions.

EDCO Environmental Segment

EDCO Environmental reported an operating profit of $44,000 in the year ended September 30, 2002, as compared with $19,000 in 2001. The increase is primarily attributable to an increase in gross profit of $6,000 as well as a reduction of operating cost of $18,000 from 2001. EDCO Environmental will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the Texas Natural Resource Conservation Commissions' ("TNRCC") fund, or by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses declined $344,000 in 2002 to $732,000 as compared with $1076,000 in 2001.

2001 Compared With 2000

Consolidated revenues from continuing operations decreased $40,503,000 or approximately 50% to $41,030,000 in the year ended September 30, 2001. The decrease is primarily attributable to the sale of it's Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment, nine company operated convenience stores in it's Texas Convenience Store Segment, and the sale of it's Louisiana Operations Segment (now classified as Discontinued Operations).

Consolidated gross profit from continuing operations declined $4,087,000 or approximately 46% to $4,807,000 in the year ended September 30, 2001. Gross profit expressed as a percentage of revenues ("Gross Margin") increased to approximately 12% of sales in 2001 from approximately 11% of sales in 2000. The increase in gross margin in 2001 is mainly attributable to margin increases realized in Texas Petroleum Marketing and Texas Convenience Store Segment with a lesser decline in Environmental margins. See segment discussions below.

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

Consolidated operating losses decreased $984,000 to $1,548,000 in 2001, as compared with a loss of $2,532,000 in 2000.

Consolidated loss from continuing operations decreased to $2,313,000 in 2001 as compared to $5,030,000 in 2000. Loss from continuing operations in 2001 includes 689,000 in interest expense. Loss from continuing operations in 2000 includes an $802,000 valuation allowance on ChemWay net assets transferred (following the guidance under SAB Topic 5:E) and $1,701,000 in interest expense.

Consolidated net loss decreased $2,689,000 to $3,046,000 in 2001 as compared to a net loss of $5,735,000 in 2000. Net loss in 2001 and 2000 include losses on discontinued operations of $733,000 and $705,000, respectively.

Texas Petroleum Marketing Segment

Revenues in the Texas Petroleum Marketing Segment decreased $27,285,000 or approximately 50% to $27,525,000 in 2001, as compared with $54,810,000 in 2000.
Sales in gallons declined to 17,698,000 gallons in 2001 from 40,158,000 gallons in 2000, a decline of approximately 56%. Average selling price per gallon increased in 2001 to approximately $1.52 per gallon, as compared with $1.34 per gallon in 2000. The increase is due to nation wide cost increases in 2001 that pressured higher selling prices per gallon.

Gross Profit in 2001 declined to $2,104,000 from $3,915,000 in 2000, a decline of $1,811,000 or approximately 46%. Gross Margin increased to approximately 8% of sales in 2001 from approximately 7% of sales in 2000.

Operating expenses in 2001 declined to $2,027,000 from $4,340,000 in 2000, a decline of $2,313,000 or approximately 53%. The reduced expenses resulted from the company's implementation of programs started in 1999 to reduce staff, a $158,000 savings, cut overhead, a $957,000 savings, other expense reductions of $374,000, decreased depreciation expense of $244,000, and increased gain of sale of assets of $580,000.

Operating gain in 2001 of $77,000 increased from a loss of $425,000 in 2000, a change of $502,000 or approximately a 118% improvement, as a result of the expense reductions described above.

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

Total sales decreased $12,719,000 or approximately 50% in 2001 to $12,543,000 from $25,262,000 in 2000. Fuel sales in 2001 were $7,379,000 as compared with $15,361,000 in 2000. Fuel sales in gallons declined in 2001 to 5,017,000 gallons as compared with 10,869,000 gallons in 2000. Merchandise sales decreased $4,729,000 to $4,814,000 as compared with $9,543,000 in 2000. Average selling price per gallon increased in 2001 to approximately $1.47 per gallon, as compared with $1.41 per gallon in 2000. The increase is due to nation wide cost increases in 2001 that pressured higher selling prices per gallon.

Gross profit declined to $2,127,000 in 2001 as compared with $4,178,000 in 2000. Gross Margin in the Texas Convenience Store segment increased in 2001 to approximately 17% as compared with approximately 16% in 2000. Merchandise Gross Margin decreased in 2001, to approximately 25% of sales, as compared to approximately 28% of sales in 2000. Fuel Gross Margin increased to approximately 9% during 2001, as compared with approximately 7% during 2000.

Operating expenses during 2001 in the Texas Convenience Store segment was $2,695,000 as compared with $4,830,000 in 2000, a decrease of $2,135,000 or approximately 44%.

The Convenience Store segment incurred an operating loss of $568,000 in 2001, as compared with a loss of $652,000 in 2000. The increased loss is due to declining margins in fuel and merchandise sales created by a highly competitive market.

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

                         CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $491,000 and $604,000 at September 30, 2002 and 2001, respectively. The Company had a net working capital deficit of $325,000 at September 30, 2002, as compared with a deficit of $8,968,000 at September 30, 2001. The decrease in the working capital deficit is due to the restructuring and payoff of an aggregate of approximately $9,746,000 of the Company's outstanding indebtedness, all of which was classified as current liabilities at September 30, 2001 (Note 3 to the Consolidated Financial Statements). The restructuring and payoff was offset by current changes in current assets and current liabilities.

Cash used by operating activities was $1,415,000 for the year ended September 30, 2002. During that period, cash provided from investing activities was $1,080,000, which was comprised of capital expenditures of $39,000 and note receivable issuances of $115,000 offset by proceeds from the sales of assets of $1,234,000. Cash provided from financing activities was $222,000, which was comprised of proceeds of $150,000 from the private placement of common stock to MC and $479,000 of net proceeds from the Company's line of credit agreement with NewFirst National Bank, offset by $407,000 in debt repayments.

Cash used by operating activities was $2,967,000 for the year ended September 30, 2001. During that period, cash provided from investing activities was $7,394,000, which was comprised of capital expenditures of $125,000 offset by proceeds from the sales of assets of $7,519,000. Cash used by financing activities was $4,548,000, which was comprised of proceeds of $237,000 from the private placement of common stock offset by $4,785,000 in debt repayments, net of new borrowings of $536,000.

As of September 30, 2002, the Company had an aggregate of approximately $5,547,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $4,500,000 has terms that call for payments of interest only at an annual rate of 10% for 54 months commencing 6 months from the closing of the Restructuring Transaction, with the principal balance and accrued but unpaid interest due at the end of such period. Of the remaining principal outstanding aggregating an approximate $1,047,000, approximately $709,000 is due to various property taxing districts over the next three years. Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties. As of September 30, 2002, approximately $477,000 in outstanding principal is due within one year, compared to approximately $4,943,000 at September 30, 2001.

In July 2002, the Company secured a secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by MC. Terms of the revolving line of credit call for an annual interest rate of prime plus 3% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. During the year ended September 30, 2002, the Company borrowed an aggregate of $1,050,000 under the agreement and repaid an aggregate of $571,000. At September 30, 2002, the Company had $479,000 outstanding under the line of credit agreement.

At September 30, 2002, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued during the quarter (Note 14 to the Consolidated Financial Statements).

The Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations and its existing bank line with NewFirst National Bank.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

In October 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material impact on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. SFAS No. 145 is generally effective for transactions occurring after May 15, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company for any exit plans commencing after December 31, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

                                  RECENT EVENTS

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

In connection with the foregoing transactions, which were consummated pursuant to various agreements with the Company and forbearance agreements between the Company, CSS and certain secured and unsecured creditors of the Company, CSS agreed to the following:

     o To discount the amount due and payable under the JPMorgan Indebtedness from $5,200,000 to $4,500,000 and restructure such indebtedness to provide for payments of interest only at an annual rate of 10% for 54 months commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due June 24, 2007;

     o    Extinguish the $789,000 owed to Deutsche Financial Services; and

     o Extinguish the $2,734,367 of indebtedness owed to certain creditors of the Company.

To consummate the completion of the Restructuring Transactions, the Company entered into the following transactions:

     o Issued a note payable of $183,000 to Travelers Express Co. ("Travelers") under a forbearance agreement. The terms of the note call for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. In addition, the Company issued to Travelers a warrant to purchase 93,000 shares of common stock of the Company at a price per share of $0.05 ("the Travelers Warrant"), the then current market price per share of the Company's common stock (Note 14);

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

In addition, the Company entered into agreements with its property taxing districts to settle past due property taxes aggregating $803,783. Those agreements are as follows:

     o Issued a note payable of $406,474 to Matagorda County Tax Assessor-Collector. The terms of the note call for monthly payments of $13,500 for 36 months beginning September 20, 2002. The outstanding principal balance at September 30, 2002 was approximately $397,000.

     o    Issued a note payable of $217,120 to Wharton County Tax
          Assessor-Collector. The terms of the note call for monthly payments of $9,500 for 24 months beginning November 30, 2002. The outstanding principal balance at September 30, 2002 was approximately $217,000.

     o    Issued a note payable of $26,084 to Jackson County Tax
          Assessor-Collector. The terms of the note call for monthly payments of $1,100 for 24 months beginning September 30, 2002. The outstanding principal balance at September 30, 2002 was approximately $25,000.

     o    Issued a note payable of $64,562 to Brazoria County Tax
          Assessor-Collector. The terms of the note call for monthly payments of $8,333 for 8 months beginning July 15, 2002. The outstanding principal balance at September 30, 2002 was approximately $38,000.

     o    Issued a note payable of $80,576 to Victoria County Tax
          Assessor-Collector. The terms of the note call for monthly payments of $2,000 until paid in full beginning September 25, 2002. The outstanding principal balance at September 30, 2002 was approximately $32,000.

The Company and Mr. J.L. Evans, Sr., former CEO and Chairman, mutually agreed to release the Company of $55,527 in accrued wages owed Mr. Evans, Sr. and to cancel his employment agreement with the Company.

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

                                                                     (In Thousands)
       Accounts payable and Accruals Extinguished
         Accounts payable                                                $ 2,679
         Accrued wages                                                        55
         Accrued taxes                                                       724
         Accrued interest                                                    889
                                                                         -------
          Total accounts payable and accruals extinguished                 4,347
       Notes payable extinguished/restructured

         JP Morgan Chase                                                   4,631
         Duetche Financial                                                   704

         Chrysler capital lease                                               63
         Other                                                                 1
                                                                         -------
          Total notes payable extinguished/restructured                    5,399
                                                                         -------
            Total debts extinguished/restructured                          9,746
       New debt issued/restructured
         CSS                                                               4,500
         Travelers                                                           183
         Phillips                                                             49
         McLane                                                               45
         Olsham                                                               11
         Property tax districts                                              724
                                                                         -------
            Total debt issued/restructured                                 5,512
                                                                         -------
       Extraordinary gain on debt restructuring transactions               4,234
       Extraordinary loss on assets conveyed to CSS                       (2,435)
                                                                         -------
       Net extraordinary gain on restructuring transactions              $ 1,799
                                                                         =======

     The Company also issued to JPMorgan a $2 million zero coupon contingent note, the payment of which, if ever, is subject to the Company meeting certain financial covenants and maintaining certain closing bid stock price targets (Note 16). In connection with the restructuring of the JPMorgan Indebtedness, and in exchange for certain releases, the Company's former CEO and Chairman, J.L. Evans Sr., conveyed 1,104,015 shares of common stock of the Company beneficially owned by him to JPMorgan.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 14, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Items 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the current directors and executive officers of the Company.

NAME                            POSITION                                   AGE
---------                       --------                                   ---
Thomas E. Cain                  Chairman of the Board                       47
Blair R. Couey                  Director and President                      50
Lee Ann Cooper                  Director, Secretary and Treasurer           39
Randy Clapp                     Director                                    48
Leah Jagot Kelley               Director                                    50
Randal Dean Lewis               Director                                    59
Jerry L. Evans, Jr.             Director                                    37
Peter J. Losavio, Jr.           Director                                    61

The principal occupation of each director and executive officer for at least the last five years is set forth below:

Thomas E. Cain is President & CEO of Focus Capital Group LLC, which is a buyout, and turnaround firm 50% owned by Focus Capital Group, Israel. He is also Chairman of the Board for Frontstep distribution.com the acquisition corp for Frontstep NASDAQ (FSTP), a $100M ERP software firm for the mid-market manufacturing market. He currently serves Young Presidents Organization as Chairman of the MIT/Sloan Presidents Seminar, Chairman of the Global Supply Chain Conference and group leader for Harvard Business School Presidents Education. Mr. Cain is also a Director for: Autom, the world's leader of church goods; Chambers Belt Co. a leading manufacturer of designer leather accessories for mass merchants; Landiscor, the world leader in aerial surveys;

Poore Brothers NASDAQ (SNAK), branded snack food manufacturer of intensely distinctive products such as TGIFridays; Servus, Eastern Europe's leading supplier of POS's, ATM's, large commercial system maintenance and support; WinHolt, leading manufacturer of retail fixture. In 2001, Mr. Cain served as Chief Technology Officer and Senior VP of Engineering for Interact Commerce, a $100M Software Company that made ACT and SalesLogix until purchased by Sage. All product development, globalization, customer/product support and delivery services reported to him. He holds current Microsoft MCSE+I technical certifications and a BS in mathematics from Arizona State University. In 1976, Mr. Cain formed Distribution Architects that became one of North Americas largest and most successful supply chain execution software companies. As President & CEO, he merged it 23 years later with Symix Systems.

Blair R. Couey is a lifelong resident of El Campo, Texas and has been the managing partner of Mauritz and Couey Petroleum Marketing in El Campo, Texas since 1988. Mr. Couey has been on the Texas Petroleum and convenience Store Board of Directors, representing Region VII of Gulf Coast of Texas since 1999. Mr. Couey has also served on the El Campo, Texas Chamber of Commerce, Economic Development Board and City Development Corp and is a graduate of Sam Houston Business School.

Lee Ann Cooper has served as the controller of MC since August of 1995. Prior to joining MC, Ms. Cooper practiced in public accounting performing audits, reviews, and tax return preparation for individuals, partnerships and corporations. Ms. Cooper has a degree from Auburn University and is certified to practice public accounting in the States of Texas and Alabama. She is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants, and Alabama Society of Certified Public Accountants.

Randy M. Clapp is a partner in the Texas law firm of Duckett, Bouligny & Collins, LLP. He practices primarily in the areas of Estate Planning, Products Liability Defense, Commercial Litigation, Real Estate, Oil and Gas, and Business Planning. Mr. Clapp is a member of the State Bar of Texas, the U.S. District Court for the Southern and Eastern Districts of Texas and the U.S. Court of Military Appeals. He was educated at Trinity University, the University of Texas School of Law, and the Judge Advocate General's School of Law in the U.S. Army. Mr. Clapp presently serves on the board of directors of New First National Bank and MC. He has received numerous awards, and has served as president of the following organizations: University of Houston Victoria President's Advisory Council, Wharton County Junior College Board of Trustees, Northside Education Center, Memorial Hospital El Campo, West Wharton County Hospital District Board of Trustees, El Campo Economic Development Corporation, Wharton County Bar Association, El Campo Rotary Club and El Campo Chamber of Commerce.

Leah Jagot Kelley is the Chief Financial Officer for Collateral Protection, Inc. of Huntsville, Texas and has served in that position since 1986. CPI writes in excess of $15 million per year in premiums. Prior to becoming Chief Financial Officer in 1986, Leah was the office manager for CPI from 1976 until 1986 and has been with the company since 1973. Leah holds numerous professional insurance licenses.

Randal Dean Lewis, Ph.D has served as Dean of the College of Business Administration at Sam Houston State University since 1996. He has progressed through the academic ranks from instructor to professor of marketing during his academic career. He has published numerous cases, held executive positions in many community service organizations, and is currently a board member of a global oil services corporation. During the 1980's, Dr. Lewis took leave from academia and worked in the banking industry. In addition to his current administrative duties, Dr. Lewis is active in numerous professional organizations, consults with deans of business programs regarding AACSB preparation, and serves on peer review teams.

Jerry L. Evans, Jr. has been with the Company for the past fifteen years having started with the Company as a Store Associate in 1983. Mr. Evans graduated from Bay City High School in 1983 and attended both Wharton County Junior College and Southwest Texas State, where he focused on Communications and Political Science. Mr. Evans served as Vice President of Investor Relations from 1993 to 1998 when he was appointed Vice President of Corporate and Investor Relations and Human Resources in April 1998. Mr. Evans is active on several organization and community committees having served as Chairman of the Matagorda County Republican Party, City Councilman for Bay City, Chairman of the Home Rule Charter Commission and the Board of Directors of the Texas Petroleum Marketers and Convenience Store Association. Mr. Evans was laid off on November 14, 2001due to the downturn in business and now serves only as a Director.

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

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2002 ("Fiscal 2002"), the Company's Board of Directors formally met on 3 occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors and Committees on which he served during Fiscal 2002. The Board of Directors has no committees other than Audit Committee.

The Company's Audit Committee, which is comprised of Leah Jagot Kelley (Chairman) and Randal Dean Lewis, recommends the Company's independent auditors, reviews the scope of their engagement, consults with the auditors, reviews the results of their examination, acts as liaison between the Board of Directors and the auditors and reviews various Company policies, including those relating to accounting and internal controls. The Audit Committee met or took action on 3 occasions during Fiscal 2002.

Compensation of Directors

During Fiscal 2002, each director, who is not an employee of the Company receives a monthly retainer fee of $500. Employees of the Company receive no additional compensation for service as a director. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, director compensation was restructured to be performance based.

Item 11.  Executive Compensation

The following table sets forth, for the fiscal years ended September 30, 2002,2001,and 2000, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the company of the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2002 who received compensation of at least $100,000 during the Fiscal 2002 (collectively, the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                           Annual Compensation                       Long-Term Compensation Awards
                                -----------------------------------------      ----------------------------------------
                                                             Other Annual      Restricted
        Name and                                             Compensation        Stock                       All Other
   Principal Position           Year   Salary($)  Bonus($)   ($)(1)(2)(3)       Awards($)   Options(#)     Compensation
   ------------------           ----   ---------  --------  -------------      ----------   ----------     ------------
Jerriel L.  Evans, Sr. (2)
 Chairman of the Board,         2002     73,846     -0-           -0-                           -0-             (2)
 President and                  2001    150,000     -0-         208,000                       800,000           (2)
 Chief Executive Officer        2000    140,000     -0-          51,600                         -0-             (2)

     1. Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer's salary and bonus.

     2. In addition to the compensation for Mr. Evans set forth above, he also received lease income for the rental of various properties used by the Company. See Note 15 to the Consolidated Financial Statements, included herein. The amounts included in Other Annual Compensation are $25,500, $48,000 and $51,600 for the years 2002, 2001, and 2000, respectfully.

     3. Mr. Evans was granted 800,000 shares of the company's common stock on March 22, 2001 in payment of accrued commissions due of $160,000 included as Other Annual Compensation for 2001.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2002 to the Named Officers.

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

In conjunction with the Restructuring Transactions, the Company cancelled the employment agreement of Mr. J.L. Evans, Sr. In addition, the Company and Mr. Evans, Sr. mutually agreed to cancel all outstanding common stock options held by Mr. Evans, Sr. aggregating 575,000. Concurrently with the cancellation of Mr. Evans' stock options, the Company issued Mr. Evans, Sr. 175,000 shares of Warrant Stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning ownership of the Company's Common Stock, as of December 31, 2001, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

                                                                          Amount and
                                                                           Nature of           Percent of
                          Name and Address (1)                      Beneficial Ownership (2)    Class (3)
                          --------------------                      ------------------------   ----------
J.L. Evans Systems, Ltd., a Texas Limited Partnership                      580,500(4)             5.9%
J.L. Evans, Sr.                                                            644,735(5)             6.5%
Maybell H. Evans                                                           593,000(6)             6.0%
Mauritz & Couey                                                          3,085,000(7)            31.3%
Blair R. Couey                                                           3,085,000(8)            31.3%
Randy Clapp                                                              3,130,000(9)            31.8%
Randal Dean Lewis                                                           12,000                 *
J.L. Evans, Jr.                                                             75,250 (10)            *
Peter J. Losavio, Jr.                                                      106,700(11)            1.1%
  8414 Bluebonnet Blvd., Suite 110
  Baton Rouge, LA 70810
All executive officers and Directors as a group (5 persons)               3,323,950               33.8%

--------------
*    less than 1%

1. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
2. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
3. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
4. The general partner is J.L. Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel
     L. Evans, Jr., and Terry W. Evans.
5. Includes 580,500 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership.
6. Includes 580,500 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.
7. Mauritz & Couey, a Texas General Partnership, is controlled by 8 Texas Corporations (Ross Couey Corporation, T.N & S.E. Mauritz Corporation, M.O.W. Corporation, Clapp Investments, Inc., Loli, Inc., Schiurring Interests, Inc, Coastal Commodities, Inc. and Maurco Corporation).
8. Includes 3,085,000 shares held by Mauritz & Couey, of which Blair Couey claims beneficial ownership.
9. Includes 3,085,000 shares held by Mauritz & Couey and 45,000 held by Mr. Clapp's wife, of which Randy Clapp claims beneficial ownership.
10. Includes 50,250 shares issuable to Mr. Evans Jr. upon the exercise of options.
11. Includes 20,000 shares issuable to Mr. Losavio upon the exercise of options.

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

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2001.

Equity Compensation Plan Information

Information concerning equity compensation plans has been provided in Note 14 to the Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions

During 2002, the Company leased two convenience store locations from Mr. J.L. Evans, the largest shareholder of the Company. One ten-year lease commenced in June 1987 with monthly payments of $2,500, which was terminated during March 2002. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. However, the Company made monthly rental payments of $1,500 under a month-to-month rental agreement until April 2002, at which time the agreement was cancelled. The amounts paid under these leases were $25,500, $48,000 and $51,600 for the years ended September 30, 2002, 2001 and 2000, respectively. There are no future minimum lease commitments as of September 30, 2002 under these agreements.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2002 and 2001. The Company has also issued various stock options and warrants to directors, officers and key employees.

Item 14. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements on Page F-1.

     (3) Exhibits.
          See Index to Exhibits on sequential page 23.

II. Reports on Form 8-K - The following reports on Form 8-K were filed under the Securities and Exchange Act of 1934 during the year ended September 30, 2002:

          Current Report on Form 8-K, dated June 24, 2002, announcing various transactions entered into by the Company with several third parties, each effective June 24, 2002, in which: (i) the Company restructured or refinanced certain of its indebtedness; (ii) the Company completed a private placement of its securities; and (iii) the Company changed the composition of its management and board of directors. The agreements effectuating the Restructuring Transactions are filed as exhibits to the Current Report on Form 8-K.

CERTIFICATIONS

I, Blair R. Couey, certify that:

     1.   I have reviewed this report on Form 10-K for Evans Systems Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 30, 2002

                                           By:    /s/  BLAIR R. COUEY
                                           -------------------------------------
                                                       Blair R. Couey
                                           President and Chief Executive Officer

I, Lee Ann Cooper, certify that:

     1.   I have reviewed this report on Form 10-K of Evans Systems Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: December 30, 2002

                                           By:    /s/  LEE ANN COOPER
                                           -------------------------------------
                                                       Lee Ann Cooper
                                               Vice President, Finance, Chief
                                              Financial Officer and Secretary,
                                             Principal Financial and Accounting
                                                          Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

 /s/ Blair R. Couey                             /s/ Lee Ann Cooper
--------------------------------------         ---------------------------------
Blair R. Couey,                                Lee Ann Cooper
President and Chief Executive Officer          Chief Financial Officer

/s/ Thomas E. Cain                              /s/ Randy M. Clapp
--------------------------------------         ---------------------------------
Thomas E. Cain                                 Randy M. Clapp
Chairman of the Board of Directors             Director

INDEX TO EXHIBITS

     Exhibit                                                                       Sequential Page
     Number                   Description of Document                                  Number
     -------                  -----------------------                              ----------------
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

        10.20   Omitted.

     Exhibit                                                                       Sequential Page
     Number                   Description of Document                                  Number
     -------                  -----------------------                              ----------------
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

        10.30 Amendment to Loan Agreement dated June 30, 1999, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2000

        10.31 Amendment to Loan Agreement dated August 31, 1999, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2000

        10.32 Amendment to Loan Agreement dated November 30, 1999, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2000

        10.33 Stipulated Judgment dated December 1, 2000 in the District Court of Matagorda, Texas, 130th Judicial District, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2000

        10.34 Deed in Lieu of Foreclosure dated September 26, 2000 by and between ChemWay, Inc., Way Energy, Inc. and Evans Systems, Inc., incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 2000

        10.35   Earnest Money Contract (Convenience Stores) By and Between Evans
                Systems, Inc., Diamond Mini-Mart, Inc. and State Oil Company,
                LLC, incorporated by reference from Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

        10.36 Amendment to Loan Agreement and Modification of Note, incorporated by reference from Exhibit 10.1 to the Company's
                Current Report on Form 8-K dated June 24, 2002

        10.37   Notice of Entire Agreement, incorporated by reference from
                Exhibit 10.2 to the Company's Current Report on Form 8-K dated
                June 24, 2002

        10.38 Promissory Note, incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 24, 2002

        10.39   Release of Claims, incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 24, 2002

        10.40   Assignment of Notes and Liens, incorporated by reference from
                Exhibit 10.5 to the Company's Current Report on Form 8-K dated
                June 24, 2002

        10.41   Form of Warrants issued to Cain, Smith & Strong II, L.P., Thomas
                E. Cain, J.L. Evans, Sr., and Travelers Express Co., incorporated by reference from Exhibit 10.6 to the Company's
                Current Report on Form 8-K dated June 24, 2002

        10.42   Common Stock Purchase Agreement, incorporated by reference from
                Exhibit 10.7 to the Company's Current Report on Form 8-K dated
                June 24, 2002

        10.43   Registration Rights Agreement, incorporated by reference from
                Exhibit 10.8 to the Company's Current Report on Form 8-K dated
                June 24, 2002

     Exhibit                                                                       Sequential Page
     Number                   Description of Document                                  Number
     -------                  -----------------------                              ----------------
        10.44   Evans Systems, Inc./J.L. Evans Agreement, incorporated by
                reference from Exhibit 10.9 to the Company's Current Report on
                Form 8-K dated June 24, 2002

        10.45 Management and Support Services Agreement, incorporated by reference from Exhibit 10.10 to the Company's Current Report on Form 8-K dated June 24, 2002

        *18.0   Letter Regarding Change in Accounting Principle

        *21.0   Subsidiaries of Registrant

        *23.0   Consent to the incorporation by reference in the Company's
                Registration Statements on Forms S-8 of the report of Stephenson
                & Trilicek, P. C. included herein.

        *99.1   Certification of Blair R. Couey, as President and Chief
                Executive Officer of the Company, pursuant to U.S.C.(s)1350, dated December 30, 2002

        *99.2 Certification of Lee Ann Cooper, as Chief Financial Officer of the Company, pursuant to U.S.C.(s)1350, dated December 30, 2002

------------
*  Filed herewith.

Evans Systems, Inc.
Index to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                              Page No.
                                                                            -------------
Independent Auditor's Report                                                    F-2

Consolidated Balance Sheets at September 30, 2002 and 2001                      F-3

Consolidated Statements of Operations for the Years Ended

   September 30, 2002, 2001 and 2000                                            F-4

Consolidated Statements of Cash Flows for the Years Ended

   September 30, 2002, 2001 and 2000                                            F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the

   Years Ended September 30, 2002, 2001 and 2000                                F-6

Notes to Consolidated Financial Statements                                      F-7

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evans Systems, Inc. and its subsidiaries at September 30, 2002 and 2001 and the related consolidated statement of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. at September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 19. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEPHENSON & TRLICEK, P.C.

Wharton, Texas
December 3, 2002

Evans Systems, Inc.
Consolidated Balance Sheets
September 30, 2002 and 2001
--------------------------------------------------------------------------------

(in thousands)                                                        2002             2001
                                                                   --------          --------
                            Assets                                                 (As Restated)
Current assets:
 Cash and cash equivalents                                         $    491          $    604
 Trade receivables, net of allowance for doubtful receivables of
  $47,000 and $73,000, respectively                                     913               937
 Inventory                                                              507             1,223
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                  72              --
 Prepaid expenses and other current assets                               96               270
 Notes receivable, current portion                                      115              --
                                                                   --------          --------
   Total current assets                                               2,194             3,034
 Property and equipment, net                                          3,547             8,258
 Other assets                                                            30               182
                                                                   --------          --------
   Total assets                                                    $  5,771          $ 11,474
                                                                   ========          ========
       Liabilities and Stockholders' Equity (Deficit)
Current liabilities
 Accounts payable and accrued expenses                             $  1,165          $  3,781
 Accrued excise, property and other taxes payable                       385             1,211
 Advances on line of credit                                             479              --

 Current portion of long-term debt                                      477             4,943
 Current portion of obligations under capital leases                   --                 790
 Accrued interest                                                        10             1,277
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                   3              --
                                                                   --------          --------
   Total current liabilities                                          2,519            12,002
 Long-term debt, net of current maturities                            5,070               609
 Obligations under capital leases, net of current maturities           --                --
                                                                   --------          --------
   Total liabilities                                                  7,589            12,611
Stockholders' equity (deficit)
 Common stock, $0.01 par value, 15,000,000 shares authorized,
  9,844,831 and 6,759,831 shares issued and outstanding,
  respectively                                                           99                68
 Additional paid-in capital                                          17,193            17,074
 Accumulated deficit                                                (18,676)          (17,845)
 Treasury stock, 72,589 shares, at cost                                (434)             (434)
                                                                   --------          --------
   Total stockholders' deficit                                       (1,818)           (1,137)
                                                                   --------          --------
   Total liabilities and stockholders' equity                      $  5,771          $ 11,474
                                                                   ========          ========

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2002, 2001, and 2000
--------------------------------------------------------------------------------

(in thousands, except per share amounts)                            2002         2001          2000
                                                                 --------      --------      --------
                                                                             (As Restated) (As Restated)
Revenues:
 Motor fuel sales (including consumer excise and state fuel
  taxes of $6,887, $10,354 and $22,721, respectively             $ 22,270      $ 34,649      $ 69,133
 Other sales and services                                           3,588         6,381        12,400
                                                                 --------      --------      --------
   Total revenues                                                  25,858        41,030        81,533
Cost of sales
 Motor fuels                                                       21,029        31,965        64,221
 Other sales and services                                           2,303         4,258         8,418
                                                                 --------      --------      --------
   Total cost of sales                                             23,332        36,223        72,639
                                                                 --------      --------      --------
Gross profit                                                        2,526         4,807         8,894
Operating expenses
 Employment expenses                                                1,999         3,317         4,834
 Other operating expenses                                             983         1,402         2,833
 Other general and administrative expenses                          1,390         1,706         2,335
 Depreciation and amortization                                        510           936         1,387
 (Gain) loss on sale of assets                                        205        (1,006)           37
                                                                 --------      --------      --------
   Total operating expenses                                         5,087         6,355        11,426
                                                                 --------      --------      --------
Operating loss                                                     (2,561)       (1,548)       (2,532)
Other income (expense)
 Valuation allowance on net assets transferred                       --            --            (802)
 Interest income                                                        7             9            16
 Interest expense                                                     (67)         (689)       (1,701)
 Other income (expense)                                                (9)          (85)          (11)
                                                                 --------      --------      --------
   Total other income (expense)                                       (69)         (765)       (2,498)
                                                                 --------      --------      --------
Loss from continuing operations before income taxes                (2,630)       (2,313)       (5,030)
Provision (benefit) from income taxes                                --            --            --
                                                                 --------      --------      --------
Loss from continuing operations                                    (2,630)       (2,313)       (5,030)
Discontinued operations
 Loss from discontinued operations of Evans Oil -- Louisiana         --            (820)         (705)
 Gain on disposal of Evans Oil of Louisiana                          --              87          --
                                                                 --------      --------      --------
   Total discontinued operations                                     --            (733)         (705)
Extraordinary gain on restructuring transactions (Note 3)           1,799          --            --
Net loss                                                         $   (831)     $ (3,046)     $ (5,735)
                                                                 ========      ========      ========
Basic and diluted earnings (loss) per common share:
 Continuing operations                                           $  (0.35)     $  (0.38)     $  (1.18)
 Discontinued operations                                             --           (0.12)        (0.17)
 Extraordinary items                                                 0.24          --            --
                                                                 --------      --------      --------
 Earnings (loss) per common share                                $  (0.11)     $  (0.50)     $  (1.35)
                                                                 ========      ========      ========
Basic and diluted weighted average common shares outstanding        7,588         6,134         4,263
                                                                 ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

(in thousands)                                                                          2002               2001            2000
                                                                                      -------            -------          -------
                                                                                                      (As Restated)    (As Restated)
Cash flows from operating activities
Net loss                                                                              $  (831)           $(3,046)        $(5,735)
Adjustments:
 Depreciation and amortization                                                            510                936           1,513
 Stock option compensation expense                                                       --                 --               247
 Valuation allowance on net assets transferred (Note 3)                                  --                 --               802
 Loss (gain) on sale of assets                                                            205             (1,006)             37
 Loss on sale of Evans-Louisiana fixed assets to May 17, 2001                            --                   49            --
 Gain on disposal of discontinued operations                                             --                  (87)           --
 Extraordinary gain on restructuring transactions                                      (1,799)              --              --
 Changes in assets and liabilities:
 Receivables                                                                               24              1,599            (125)
 Inventory                                                                                581              1,862            --
 Prepaid expenses and other current assets                                                174               (100)            172
 Costs and estimated earnings in excess of billings, net                                  (69)              --              --
 Other assets                                                                             152                (46)            253
 Accounts payable and accrued expenses                                                   (362)            (3,128)          2,165
                                                                                      -------            -------         -------
   Net cash used by operating activities                                               (1,415)            (2,967)           (671)
Cash flows from investing activities:
Issuance of notes receivable                                                             (115)              --              --
Capital expenditures                                                                      (39)              (125)           (467)
Proceeds from sale of property and equipment                                            1,234              7,519             404
                                                                                      -------            -------         -------
   Net cash provided (used) by investing activities                                     1,080              7,394             (63)
Cash flows from financing activities
New borrowings                                                                           --                  536           1,000
Net borrowings under line of credit agreement                                             479               --              --
Reduction of long-term debt                                                              (407)            (5,281)         (1,069)
Reduction of capital lease obligations                                                   --                  (40)            (39)
Net proceeds from stock issuance                                                          150                237             575
                                                                                      -------            -------         -------
   Net cash provided (used) by financing activities                                       222             (4,548)            467
                                                                                      -------            -------         -------
Net increase (decrease) in cash and cash equivalents                                     (113)              (121)           (267)
Cash and cash equivalents, beginning of year                                              604                725             992
                                                                                      -------            -------         -------
Cash and cash equivalents, end of year                                                $   491            $   604         $   725
                                                                                      =======            =======         =======
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                               $   445            $   484         $ 1,341
                                                                                      =======            =======         =======
 Cash paid for taxes                                                                  $  --              $  --           $  --
                                                                                      =======            =======         =======

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

(in thousands, except common share amounts)

                                                     Common stock           Additional    Retained
                                                ---------------------        paid-in      earnings    Treasury
                                                  Shares       Amount        capital      (deficit)   stock       Total
                                                ---------      ------       -------       --------    ------      ------
Balance - September 30, 1999 (unaudited)        4,064,831      $ 41         $15,686       $(9,165)    $(434)      $6,128
Adjustment for the cumulative effect on prior
 years of applying retroactively the new
 method of accounting (Note 2)                                                                101
Stock options exercised                                                                                              --
Warrants exercised                                                                                                   --
Issuance of common stock                        1,437,500        14             561                                  575
Expiration of redeemable common stock              40,000       --              160                                  160
Compensation expense recognized in connection
 with options granted                                                           443                                  443
Net loss for 2000 (as restated)                                                            (5,735)                (5,735)
                                                ---------      ----         -------      --------     -----      -------
Balance - September 30, 2000 (As Restated)      5,542,331        55          16,850       (14,799)     (434)       1,571

Stock options exercised
Warrants exercised
Issuance of common stock                        1,217,500        13             224                                  237
Expiration of redeemable common stock                                                                                --
Compensation expense recognized in connection
 with options granted                                                           --
Net loss for 2001 (as restated)                                                            (3,046)                (3,046)
                                                ---------      ----         -------      --------     -----      -------
Balance - September 30, 2001 (As Restated)      6,759,831        68          17,074       (17,845)     (434)      (1,238)

Stock options exercised
Warrants exercised
Issuance of common stock                        3,085,000        31             119                                  150
Compensation expense recognized in connection                                   --                                   --
 with options granted
Net loss for 2002                                                                            (831)                  (831)
                                                ---------      ----         -------      --------     -----      -------
Balance - September 30, 2002                    9,844,831      $ 99         $17,193      $(18,676)    $(434)     $(1,919)
                                                =========      ====         =======      ========     =====      =======

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1. Description of the Company and Summary of Significant Accounting Policies

     Business Operations

     Evans Systems, Inc. and its subsidiaries (the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services. The Company operates primarily along the Gulf Coast Regions of Texas.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Evans Systems, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

     Basis of Accounting

     The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales to open dealer accounts are recognized when delivered. Revenues from motor fuel sales and retail sales at convenience stores are recognized when sold at the store. Expenses are recognized in the period in which they are incurred.

     Environmental segment revenue from fixed-price contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost at completion for each contract. Profit recognition is deferred on each contract until progress reaches a level of completion sufficient to establish the probable outcome. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability that result in revisions to costs are recognized in the period in which the changes are determined. Because of the inherent uncertainties in estimating, it is at least reasonably possible that such changes will occur within the near term.

     The asset, "Costs and estimated earnings in excess of billing on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized. There was no material work in process at September 30, 2001 and 2000.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

     Fair Value of Financial Instruments

     The Company has various financial instruments, including cash, trade receivables, accounts payable, accrued expenses, revolving credit facilities and notes payable. The carrying values of cash, trade receivables, accounts payable, accrued expenses and notes payable approximate current fair value. The revolving credit facility is at variable market rates.

     Inventories

     Substantially all inventories are products held for sale. Inventories of oil and grease, automotive products and accessories, chemical products and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. During fiscal 2002, the Company implemented a change in accounting principle whereby gas and diesel fuels inventory were valued using the FIFO method of accounting in place of the last-in, first-out (LIFO) method (Note 2).

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


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

     Impairment of Long-Lived Assets

     The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets considered impaired at September 30, 2002, 2001 and 2000.

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

     Earnings (Loss) Per Share

     The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2002, 2001 and 2000 since they would have resulted in a antidilutive effect on loss from continuing operations.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

     Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets". SFAS No. 143 will require the accrual, at fair value, of the estimated retirement obligation for tangible long-lived assets if the company is legally obligated to perform retirement activities at the end of the related asset's life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material impact on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement modifies the treatment of sale-leaseback transactions and extinguishment of debt allowing gains and losses to be treated as income in most circumstances. SFAS No. 145 is generally effective for transactions occurring after May 15, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that the Company recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for the Company for any exit plans commencing after December 31, 2002. Management does not believe that the initial adoption of this standard will have a material impact on the Company's financial statements.

     Reclassifications and Financial Statements Presented

     Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

2. Change in Accounting Principal

     In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out (LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuating all company inventories, as inventories of

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior years have been restated to apply the new method retroactively. The balances of retained earnings (deficit) for fiscal 2002, 2001 and 2000 have been adjusted for the effect of applying retroactively the new method of accounting. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. The effect of the accounting change on net loss as previously reported for fiscal 2001 and 2000 is as follows (in thousands, except per share amounts):

                                                                                  2001           2000
                                                                                -------        -------

           Net loss as previously reported                                      $(2,746)       $(6,002)
           Adjustment for effect of a change in accounting principle
             that is applied retroactively                                         (300)           267
                                                                                -------        -------
           Net loss as adjusted                                                 $(3,046)       $(5,735)
                                                                                =======        =======
           Per share amounts:
             Earnings per common share:
               Net loss as previously reported                                  $ (0.45)         (1.41)
               Adjustment for effect of a change in accounting principle
                 that is applied retroactively                                    (0.05)          0.06
                                                                                -------        -------
               Net loss as adjusted                                             $ (0.50)       $ (1.35)
                                                                                =======        =======

3. Restructuring Transactions and Changes in Management

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


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

     In connection with the foregoing transactions, which were consummated pursuant to various agreements with the Company and forbearance agreements between the Company, CSS and certain secured and unsecured creditors of the Company, CSS agreed to the following:

          o To discount the amount due and payable under the JPMorgan Indebtedness from $5,200,000 to $4,500,000 and restructure such indebtedness to provide for payments of interest only at an annual rate of 10% for 54 months commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due June 24, 2007;

          o    Extinguish the $789,000 owed to Deutsche Financial Services; and

          o Extinguish the $2,734,367 of indebtedness owed to certain creditors of the Company.

     To consummate the completion of the Restructuring Transactions, the Company entered into the following transactions:

          o Issued a note payable of $183,000 to Travelers Express Co. ("Travelers") under a forbearance agreement. The terms of the note call for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. In addition, the Company issued to Travelers a warrant to purchase 93,000 shares of common stock of the Company at a price per share of $0.05 ("the Travelers Warrant"), the then current market price per share of the Company's common stock (Note 14);

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

     In addition, the Company entered into agreements with its property taxing districts to settle past due property taxes aggregating $803,783. Those agreements are as follows:

          o Issued a note payable of $406,474 to Matagorda County Tax Assessor-Collector. The terms of the note call for monthly payments of $13,500 for 36 months beginning September 20, 2002. The outstanding principal balance at September 30, 2002 was approximately $397,000.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


          o Issued a note payable of $217,120 to Wharton County Tax Assessor-Collector. The terms of the note call for monthly payments of $9,500 for 24 months beginning November 30, 2002. The outstanding principal balance at September 30, 2002 was approximately $217,000.

          o Issued a note payable of $26,084 to Jackson County Tax Assessor-Collector. The terms of the note call for monthly payments of $1,100 for 24 months beginning September 30, 2002. The outstanding principal balance at September 30, 2002 was approximately $25,000.

          o Issued a note payable of $64,562 to Brazoria County Tax Assessor-Collector. The terms of the note call for monthly payments of $8,333 for 8 months beginning July 15, 2002. The outstanding principal balance at September 30, 2002 was approximately $38,000.

          o Issued a note payable of $80,576 to Victoria County Tax Assessor-Collector. The terms of the note call for monthly payments of $2,000 until paid in full beginning September 25, 2002. The outstanding principal balance at September 30, 2002 was approximately $32,000.

     The following summarizes the restructuring transactions and the extraordinary gain recognized by the consummation of these Restructuring Transactions. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

                Accounts payable and Accruals Extinguished                       (In Thousands)
                  Accounts payable                                                   $ 2,679
                  Accrued wages                                                           55
                  Accrued taxes                                                          724
                  Accrued interest                                                       889
                                                                                     -------
                   Total accounts payable and accruals extinguished                    4,347
                Notes payable extinguished/restructured
                  JP Morgan Chase                                                      4,631
                  Duetche Financial                                                      704
                  Chrysler capital lease                                                  63
                  Other                                                                    1
                                                                                     -------
                   Total notes payable extinguished/restructured                       5,399
                                                                                     -------
                     Total debts extinguished/restructured                             9,746
                New debt issued/restructured
                  CSS                                                                  4,500
                  Travelers                                                              183
                  Phillips                                                                49
                  McLane                                                                  45
                  Olsham                                                                  11
                  Property tax districts                                                 724
                                                                                     -------
                     Total debt issued/restructured                                    5,512
                                                                                     -------
                Extraordinary gain on debt restructuring transactions                  4,234
                Extraordinary loss on assets conveyed to CSS                          (2,435)
                                                                                     -------
                Net extraordinary gain on restructuring transactions                 $ 1,799
                                                                                     =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     The Company and Mr. J.L. Evans, Sr., former CEO and Chairman, mutually agreed to release the Company of $55,527 in accrued wages owed Mr. Evans, Sr. and to cancel his employment agreement with the Company (Note 14).

     In consideration for CSS' concessions and agreement to restructure the JPMorgan Indebtedness, the Company conveyed to CSS a net book value of $2,300,000 of idle or vacant properties and $135,000 of ChemWay inventories located in Texas. The net book value of the assets conveyed approximated the market value of such properties at the date of conveyance. The Company also issued warrants to purchase an aggregate of 4,000,000 shares of common stock to Thomas E. Cain (2.4 million) and CSS (1.6 million) at a per share exercise price of $0.05 (Note 14).

     The Company also issued to JPMorgan a $2 million zero coupon contingent note, the payment of which, if ever, is subject to the Company meeting certain financial covenants and maintaining certain closing bid stock price targets (Note 16). In connection with the restructuring of the JPMorgan Indebtedness, and in exchange for certain releases, the Company's former CEO and Chairman, J.L. Evans Sr., conveyed 1,104,015 shares of common stock of the Company beneficially owned by him to JPMorgan.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

4. Discontinued Operations of Evans Oil of Louisiana

     On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net gain on the sale of discontinued operations of approximately $87,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the year ended September 30, 2001 and 2000 are as follows (in thousands):

                                                           2001*        2000
                                                          ------       -------
         Revenues                                          $4,717      $13,796
                                                          =======     ========
         Income (loss) from operations                     $ (820)     $  (705)
                                                          =======     ========
         Gain on sale of discontinued operations           $   87      $     -
                                                          =======     ========

         ---------
         * Through May 17, 2001

5. Costs and Estimated Earnings on Uncompleted Contracts

     At September 30, 2002, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                     2002
                                                                                 -----------
  Costs incurred to date on uncompleted contracts                                    $ 240
  Estimated earnings                                                                   138
                                                                                     -----
                                                                                       378
  Billings to date                                                                    (309)
                                                                                     -----
               Total                                                                 $  69
                                                                                     =====

Included in the accompanying consolidated balance sheets under the following captions:

       Costs and estimated earnings in excess of billings on uncompleted contracts   $  72
       Billings in excess of costs and estimated earnings on uncompleted contracts      (3)
                                                                                     -----
               Total                                                                 $  69
                                                                                     =====

     There was no material work in process at September 30, 2001.

     The Company's backlog of revenue from work to be performed on uncompleted
     contracts amounted to approximately $        at September 30, 2002. There
     were no material revisions in contract estimates during the year ended September 30, 2002.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

6. Property and Equipment

     Property and equipment consisted of the following at September 30 (in thousands):

                                                2002            2001
                                              -------         -------
     Land                                     $   791         $ 1,857
     Buildings                                  2,418           3,792
     Leasehold improvements                        21              42
     Equipment                                  5,096           8,103
     Transportation equipment                     722           1,131
     Office equipment                              89           2,465
                                              -------         -------
                                                9,137          17,390
     Less - accumulated depreciation           (5,590)         (9,132)
                                              -------         -------
     Property and equipment, net              $ 3,547         $ 8,258
                                              =======         =======


     Year Ended September 30, 2002 Asset Sales

     During the first quarter of fiscal 2002, the Company sold various station and store equipment for total proceeds of $263,000. The net book value of the assets sold aggregated $283,000 and the Company recorded a net loss on the sales of $20,000. During the second quarter of fiscal 2002, the Company sold/retired various obsolete equipment and vehicles for total proceeds of $18,000. The net book value of the equipment sold/retired was approximately $41,000 and the Company recorded a loss of $23,000.

     In March 2002, the Company completed the sale of one company owed convenience store, including land, buildings, station equipment, store equipment and inventory, for total proceeds of $340,000. The net book value of the assets sold was approximately $179,000 and the Company recorded a $161,000 gain on the sale during the quarter.

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

     During the third quarter of fiscal 2002, the Company sold one company owned convenience store, including a building, station equipment, store equipment and inventory, for total proceeds of $126,000. The net book value of the assets sold was approximately$110,000 and the Company recorded a $16,000 gain on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was approximately$49,000 and the Company recorded a loss of $2,000.

     During the fourth quarter of fiscal 2002, the Company sold three company owned convenience stores, including land, buildings, station equipment, store equipment and inventory, for total proceeds of approximately $453,000, inclusive of a note receivable for $112,000 (Note 7). The net book value of

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     the assets sold was approximately $820,000 and the Company recorded a $367,000 loss on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was $49,252 and the Company recorded a loss of $2,252.

     Year Ended September 30, 2001 Asset Sales

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

     During the fourth quarter of 2001, the Company closed on the sale of one company operated store for total proceeds, net of closing costs, of approximately $595,000, which was used for working capital and to reduce the Company's outstanding debt. The Company recorded a net gain on the sales of approximately $40,000. The net book value of the assets sold approximated $555,000.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     Year Ended September 30, 2000 Asset Sales

     During fiscal 2000, the Company sold various store and transportation equipment for total proceeds of $404,000. The store and transportation equipment sold had an aggregate net book value of $441,000 and the Company recorded a $37,000 loss on the sale of fixed assets for the year ended September 30, 2000.

7. Notes Receivable

     In conjunction with the sale of the 3 company owned convenience stores during the fourth quarter of fiscal 2002 (Note 6), the Company issued a note receivable to FMR Enterprises, LLC for $111,848. Terms of the agreement call for the payment of $29,240 on October 15, 2002, with the remaining unpaid balance due on or before September 6, 2003. The note is a zero interest note. The note is secured by 2 tracts of land in Victoria, Texas. Subsequent to year-end, the Company received the October 15, 2002 payment. Management believes the remaining outstanding balance will be fully collected.

     During the fourth quarter of 2002, the Company also issued a short-term note receivable to a customer for $4,400 under a workout plan. The note is a zero interest note. At September 30, 2002, $3,300 was outstanding under this agreement.

8. Agreement to Sale Marketing and Supply Contracts and Certain Assets

     On April 5, 2002, State Oil Company, L.L.C. (State Oil) entered into agreements with the Company to purchase 6 convenience stores and the Exxon Bulk Plant Facility, Exxon marketing and supply contracts and equipment located at certain dealer accounts. The convenience stores would be sold for $1,375,000 plus all fuel and retail inventory at cost. As a provision of the sale, the Company and State Oil executed a lease dated April 10, 2002 for 5 of the convenience stores terminating the earlier of July 10, 2002 or closing of the sale for $21,000, with $7,000 paid on execution of the lease, $7,000 due on May 10, 2002 and the remaining $7,000 due on June 10, 2002. The Exxon Bulk Plant Facility, the Exxon marketing and supply contracts and the equipment located at certain dealer accounts would be sold for $525,000. In June 2002, the Company terminated the agreement with State Oil as funding had not occurred and the Company was closing the Restructuring Transactions. In July 2002, the Company reacquired access to the 5 leased stores, including all equipment, retail and fuel inventories. The Company and State Oil have mutually agreed the inventory received by the Company will be used to satisfy amounts due to the Company from State Oil.

9. Line of Credit Agreement

     On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. During the year ended September 30, 2002, the Company borrowed an aggregate of $1,050,000 under the agreement and repaid an aggregate of $571,000. At September 30, 2002, the Company had $479,000 outstanding under the line of credit agreement.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


10. Long-Term Debt

     Long-term debt is summarized as follows at September 30 (in thousands):

                                                                                               2002             2001
                                                                                            ---------        ---------
     Notes payable to a bank, at prime plus 2%, past due, secured by property,
       equipment, receivables, inventory and common stock of subsidiaries                    $    -          $  4,747
     Notes payable to a bank, at prime to 12%, payable to 2004, secured by property and equipment, improvements, receivables, inventory and
       common stock of subsidiaries.                                                              -                95
     Note payable to a bank, at 14.9%, payable to 2014, secured by a building                     -               501
     Note payable to CSS, at 10%, payable on June 24, 2007 with interest due monthly beginning December 24, 2002, secured by all property, equipment, receivables, inventory, common stock of subsidiaries and
       all other properties of the Company (Note 3)                                           4,500                 -
     Note payable to Travelers, at prime plus 50 basis points,
       principal and interest due monthly for 36 months beginning June 22, 2003                 183                 -
     Note payable to Phillips Co., $8,237 due monthly for 6 months                               49                 -
     Note payable to McLane Company, Inc., $3,717 due monthly for 12 months
       beginning November 22, 2002                                                               45                 -
     Note payable to Olsham Grundman Frome, $1,143 due monthly for
       10 months beginning December 22, 2002                                                     11                 -
     Note payable to Matagorda County, principal and interest of $13,500 due
       monthly for 36 months beginning September 20, 2002                                       397                 -
     Note payable to Wharton County, principal and interest of $9,500 due
       monthly for 24 months beginning November 30, 2002                                        217                 -
     Note payable to Jackson County, principal and interest of $1,100 due
       monthly for 24 months, beginning September 30, 2002                                       25                 -
     Note payable to Brazoria County, principal and interest of $8,333 due
       monthly for 8 months, beginning July 15, 2002                                             38                 -
     Note payable to Victoria County, principal and interest of $2,000 due
       monthly until paid in full, beginning September 25, 2002                                  32                 -
     Other                                                                                       50               209
                                                                                             -------         ---------
     Total long-term debt                                                                     5,547             5,552
     Less - current maturities                                                                  477             4,943
                                                                                             -------         ---------
       Total long-term debt, net of current maturities                                       $5,070           $   609
                                                                                             =======         =========

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     As of September 30, 2002, principal maturities of long-term debt are as follows (in thousands):

              Year ending September 30,
              -------------------------
              2003                            $  477
              2004                               328
              2005                               201
              2006                                41
              2007                             4,500
              Thereafter                           -
                                              -------
                            Total             $5,547
                                              =======

11. Capital leases

     The Company leased its information systems and trucks under capital lease obligations due to two financial institutions expiring through 2002. Amortization of assets under capital leases was over the life of the lease and is included in depreciation and amortization expense. The cost of the information systems and trucks acquired under capital leases was $1,436,000. In June 2002 and in conjunction with the Restructuring Transactions (Note 3), CSS acquired and extinguished approximately $789,000 of the past due secured indebtedness, inclusive of $86,000 of accrued interest, owed by the Company to Deutsche Financial Services for the Company's information systems.

     In June 2002, the Company cancelled a capital lease agreement for 3 tractor trucks. Under the agreement, the Company returned the trucks with a net book value of $12,838 for full satisfaction of amounts due to DaimlerChrysler of $62,704.


12. Operating Leases

     As of September 30, 2002, the Company leases three convenience store locations and one ground lease for the terminal facility. The first store lease calls for monthly payments of $1,000 until August 1, 2006. The second store lease calls for monthly payments of $689 until July 14, 2007. The third store lease calls for monthly payments of $800 until November 30, 2007. The ground lease for the terminal facility calls for monthly payments of $108 until September 30, 2006, at which time the lease can be renewed for an additional five-year period. At September 30, 2002, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

                Year ended September 30,
                ------------------------
                2003                                         $  33
                2004                                            31
                2005                                            31
                2006                                            20
                2007                                            16
                Thereafter                                       2
                                                            ------
                              Total                         $  133
                                                            ======

     The Company has 2 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $149,600 as of September 30, 2002.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


13. Income Taxes

     The difference between the tax effect of net income (loss) applied at the statutory federal income tax rates is as follows (in thousands):

                                                                                   Year ended September 30,
                                                                        ----------------------------------------------
                                                                         2002               2001              2000
                                                                        -------        -------------     -------------
                                                                                       (As Restated)     (As Restated)
     Pre-tax financial net loss                                         $(283)           $(1,036)             $(1,950)
     Permanent items                                                       43                 16                   85
                                                                        -----            -------              -------
     Adjusted pre-tax financial net loss                                 (240)            (1,020)              (1,865)
     Timing items
     Difference in book and tax depreciation                              (67)               129                  129
     Difference in book and tax gain on sale of assets                    230                938                   87
                                                                        -----            -------              -------
     Net difference in depreciable assets                                 163              1,067                  216
     Taxable gain on exchange sale of ChemWay                               -                  -                  341
     Difference in book and tax bad debt expense                          (11)               (71)                  (1)
     Difference in other book and tax items, net                           (9)               (12)                  22
                                                                        -----            -------              -------
     Total timing items                                                   143                984                  578
                                                                        -----            -------              -------
     Taxable loss before carryforward of net operating losses             (97)               (36)              (1,287)
                                                                        -----            -------              -------
     Carryforward (utilization) of net operating losses                    97                 36                1,287
                                                                        -----            -------              -------
     Taxable income (loss)                                              $   -            $     -              $     -
                                                                        =====            =======              =======

     Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                                                                       2001               2001
                                                                                      ------             ------
     Net deferred assets and liabilities
       Tax effect of differences in underlying carrying value of
         net assets for book and tax purposes                                         $(563)             $(756)
       Bad debt allowance                                                                16                 26
       Deferred compensation and other liabilities                                        -                 10
                                                                                      -----              -----
           Total net deferred tax assets (liabilities)                                 (547)              (720)
       Valuation allowance due to prior years net operating and
         capital losses                                                                 547                720
                                                                                      -----              -----
       Net deferred tax assets (liabilities)                                          $   -              $   -
                                                                                      =====              =====

     At September 30, 2002, the Company had regular tax net operating loss carryforwards from continuing operations of approximately $16.7 million available for federal income tax purposes that expire through 2022 and capital loss carryforwards of $7.7 million. Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


14. Common Stock

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


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

     On September 17, 2001, the Company issued Strategic Group, a financial advisor group, 100,000 shares of the Company's common stock at the then market price as payment in full for financial services rendered to the Company. The price of the Company's common stock was $.14 per share on September 17, 2001. Accordingly, the Company recorded professional fees of $14,000 in connection with the common stock issuance.

     On June 24, 2002 and concurrently with the Restructuring Transactions (Note
     3), the Company completed the private placement of 3,085,000 shares of common stock in consideration for $150,000, which proceeds were used by the Company to fund the payment of delinquent fuels taxes. Mauritz & Couey, a Texas-based general partnership ("MC"), acquired the shares issued in this private placement transaction. As part of the transaction, MC was granted certain piggyback and demand registration rights for the acquired shares.

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

     As part of the Restructuring Transactions and for payment of services rendered in facilitating the Restructuring Transactions, the Company issued warrants to purchase an aggregate of 4,000,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, of which 2,400,000 were issued to Mr. Tom Cain, new Chairman of the Board of the Company, and 1,600,000 were issued to Cain, Smith & Strong, L.P., the senior debt holder of the Company (Note 3). Focus Capital Group America, LLC, a buyout and

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     turnaround firm of which Mr. Cain is CEO and President, helped facilitate the Restructuring Transactions, is a member in CSS and received its compensation for its role in this transaction through its ownership interest as a member in CSS. The Company also granted the holders of these warrants certain piggyback and demand registration rights pursuant to the terms of a Registration Rights Agreement.

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

     A summary of the option activity under the various plans follows:

                                                                                  Weighted-
                                                                 Number of         average
                                                                   shares        option price
                                                               --------------- -----------------

       Outstanding at September 30, 1999 (Unaudited)                79,000

       Granted in 2000                                             127,500       $    8.05
       Expired in 2000                                              (2,000)           --
                                                                  --------

       Outstanding at September 30, 2000                           204,500

       Granted in 2001                                             790,000       $    0.16
       Expired in 2001                                             (23,900)           2.46
                                                                  --------

       Outstanding at September 30, 2001                           970,600

       Granted in 2002                                                --         $    --
       Expired in 2002                                            (580,250)
                                                                  --------

       Outstanding at September 30, 2002                           390,350
                                                                  ========

     Although 390,350 options are outstanding at September 30, 2002, only 12,600 underlying common shares are registered under a plan.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     A summary of options outstanding and options exercisable at September 30, 2002 is as follows:

                                            Weighted
                                            Average             Weighted                           Weighted
         Options         Exercise          Remaining            Average           Options          Average
       Outstanding        Price         Contractual Life      Option Price      Exercisable      Option Price
     ---------------- --------------- --------------------- ----------------- ---------------- -----------------
         12,600         $   --              6.66 years              --             12,600              --

        290,000             0.16            8.42 years              0.16          290,000              0.16

         87,750             3.24            2.23 years              3.24           87,750              3.24
        -------         --------            ----------         ---------          -------         ---------
        390,350         $   0.84            5.83 years         $    0.84          390,350         $    0.84
        =======         ========            ==========         =========          =======         =========


     The weighted average fair value at date of grant for options granted during 2002, 2001 and 2000 are as follows:

                                                                2002            2001          2000
                                                            --------------  ------------- -------------
        Exercise price equals market price                     $   --        $ 0.16         $  8.05

        Exercise price exceeds market price                        --           --              --

        Exercise price is less than market price                   --           --              --

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

                                                        Year ended September 30,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
           Net loss:                                                  (Restated)
              As reported                               $   (831)      $ (3,046)
             Pro forma                                      (831)        (3,070)

           Basic and diluted loss per share
              As reported                               $  (0.11)      $  (0.50)
              Pro forma                                    (0.11)         (0.50)

     The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following assumptions for 2001: no dividend yield, volatility of 91%, risk-free interest rate of 4.5% to 4.7% and an expected life of 4 to 7 years.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


15. Related Party Transactions

     During 2002, the Company leased two convenience store locations from Mr. J.L. Evans, a shareholder of the Company. One ten-year lease commenced in June 1987 with monthly payments of $2,500, which was terminated during March 2002. One five-year lease commenced in March 1995 with monthly lease payments of $1,800 and allows for two five-year automatic renewals at the Company's option, which were not exercised by the Company. However, the Company made monthly rental payments of $1,500 under a month-to-month rental agreement until April 2002, at which time the agreement was cancelled. The amounts paid under these leases were $25,500, $48,000 and $51,600 for the years ended September 30, 2002, 2001 and 2000, respectively. There are no future minimum lease commitments as of September 30, 2002 under these agreements.

     Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the "Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. The Company paid approximately $38,000 under this agreement in during the year ended September 30, 2002. At September 30, 2002, the Company owed MC approximately $18,500 for expenses incurred under this agreement, which is included in accounts payables.

     During the fourth quarter of 2002, the Company entered into an agreement with MC to purchase Texaco branded fuel products under MC's contract with Texaco at $0.005 above rack price. At September 30, 2002, the Company owed MC approximately $109,000, which is included in accounts payables.

     In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company's customers. The Company and MC charged each another freight only at common carrier rates. At September 30, 2002, the MC owed the Company approximately $12,000 for freight on fuel the Company hauled for MC, which is included in accounts receivable.

     During July 2002, the Company's primary lender, CSS, advanced the Company $400,000 to pay for excise taxes. At September 30, 2002, the Company owed CSS approximately $69,000, which was subsequently paid in October 2002.

     From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2002 and 2001. The Company has also issued various stock options and warrants to directors, officers and key employees (see Note 14).

16. Contingent Liabilities

     The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. As of September 30, 2002, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

     On June 22, 2002 and as part of the Restructuring Transactions (Note 3), the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     ratio shall be less than 0.05, and (iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

17. Employee Benefit Plans

     The Company established the ESI Employee Retirement Plan ("the Plan"), a defined contribution benefit plan, effective July 1, 1997. Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. Such contributions may be made in the common stock of the Company. No company matching contributions were made during the years ended September 30, 2002 and 2001. The Company recorded contributions of $28,000 fiscal 2000. The Company is in the process of terminating the Plan.

18. Statement of Cash Flows Supplemental Disclosure of Non-Cash Transactions

     The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000 (in thousands):

                                                                     2002      2001     2000
                                                                    ------    ------   ------
Foreclosure of ChemWay Warehouse (Note 5)
Relief of assumed debt on foreclosed warehouse                      $   501    $  --   $  --
                                                                    -------    -----   -----
Net book value of foreclosed warehouse                                  471       --      --
Gain on foreclosure of warehouse                                    $    30    $  --   $  --
                                                                    =======    =====   =====
Extinguishment of debts under restructuring transactions (Note 3)
Extinguishment of current liabilities                               $ 4,347    $  --   $  --
Extinguishment of notes payable                                       5,399       --      --
Issuance of notes payable                                            (5,512)      --      --
Conveyance of fixed assets, net                                      (2,300)      --      --
Conveyance of inventory                                                (135)      --      --
                                                                    -------    -----   -----
Extraordinary gain on restructuring transactions                    $ 1,799    $  --   $  --
                                                                    =======    =====   =====

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

19. Results of Operations, Liquidity and Management's Plans

     During the three years in the period ended September 30, 2002, the Company has recorded operating losses from continuing operations aggregating $9.97 million and net losses aggregating $9.6 million. At September 30, 2002, the Company has a working capital deficit of $325,000 and a stockholders' deficit of $1,818,000.

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

     New management and directors were appointed on June 24, 2002. During the three months ended September 30, 2002 an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the four remaining Diamond Mini Mart stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of managements plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations. The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

     The Environmental Segment has made a marginal profit over the years and maintained a positive cash flow. Management intends to expand the Environmental Segment by creating a Testing Division. The Company is currently exploring the feasibility of acquiring through merger a company currently performing line, tank, and soil testing. Financial institutions have become increasingly aware of potential environmental hazards and the cost associated there with, on properties they finance. The need for testing to determine if any pollution exist on properties will continue for an unforeseeable time into the future. For this reason management believes adding a testing segment will increase the revenues and profitability of the Environmental Segment.

     Management will continue to reduce debt and provide working capital through the sale of non-income producing assets. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

20. Subsequent Events

     During November 2002 and consistent with management's plans (Note 19), the Company leased its four remaining Diamond Mini Mart stores to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations, maintaining the fuel volumes. Future operations from the Convenience Store segment will consist primarily of lease income and the associated expenses of maintaining the leased properties.

21. Segment Reporting

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

     As discussed in Note 4, the Company discontinued its Louisiana operations, which sold motor fuels to the public through retail outlets and through convenience stores that featured self-service motor fuels and a variety of food and nonfood merchandise in Louisiana. Such operations have been reflected as discontinued operations and prior periods have been restated.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------

     Information concerning the Company's business activities is summarized as follows (in thousands):


                                              Texas            Texas        Environmental       Other
                                            petroleum        convenience     remediation     reconciling     Consolidated
       Year ended                           marketing          stores         services        items (1)          total
September 30, 2002:
 Revenues from external customer
  Motor fuel sales                          $ 19,533         $  2,737         $   --          $   --           $ 22,270
  Convenience store sales                       --              2,170             --              --              2,170
  Other                                          156              138            1,124            --              1,418
 Intersegment revenues                         2,542             --               --            (2,542)            --
                                            --------         --------         --------        --------         --------
   Total revenues                           $ 22,231         $  5,045         $  1,124        $ (2,542)        $ 25,858
                                            ========         ========         ========        ========         ========
 Depreciation and amortization                   381              105               15            --                501
 Operating income (loss)                      (1,024)            (849)              44            (732)          (2,561)
 Segment assets                                3,596            1,484              669              19            5,768
 Expenditures for property and
  equipment                                       39             --               --              --                 39
September 30, 2001:
 Revenues from external customer
  Motor fuel sales                          $ 27,270         $  7,379         $   --          $   --           $ 34,649
  Convenience store sales                       --              4,814             --              --              4,814
  Other                                          255              350              962            --              1,567
 Intersegment revenues                         6,456             --               --            (6,456)            --
                                            --------         --------         --------        --------         --------
   Total revenues                           $ 33,981         $ 12,543         $    962        $ (6,456)        $ 41,030
                                            ========         ========         ========        ========         ========
 Depreciation and amortization                   746              165               19               6              936
 Operating income (loss)                          77             (568)              19          (1,076)          (1,548)
 Segment assets                                8,255            2,449              629              73           11,406
 Expenditures for property and
  equipment                                       96               17             --                12              125

September 30, 2000:
 Revenues from external customer
  Motor fuel sales                          $ 53,772         $ 15,361         $   --          $   --           $ 69,133
  Convenience store sales                       --              9,543             --              --              9,543
  Other                                        1,038              358            1,461            --              2,857
 Intersegment revenues                        17,309             --               --           (17,309)            --
                                            --------         --------         --------        --------         --------
   Total revenues                           $ 72,119         $ 25,262         $  1,461        $(17,309)        $ 81,533
                                            ========         ========         ========        ========         ========

 Depreciation and amortization                   990              328               51              18            1,387
 Operating income (loss)                        (425)            (652)             227          (1,682)          (2,532)
 Segment assets                               12,017            6,043            1,189           2,072           21,321
 Expenditures for property and
  equipment                                      402               46                6              13              467

(1) Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include discontinued operations, income tax assets and corporate property and equipment.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


     A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                                  Year ended September 30,
                                                                         --------------------------------------
                                                                           2002             2001          2000
                                                                         -------          -------       -------
     Total operating loss for reportable segments                        $(1,829)         $  (605)      $  (850)
     Valuation allowance on net assets transferred                          --               --            (802)
     Interest income                                                           7                9            16
     Interest expense                                                        (67)            (689)       (1,701)
     Unallocated corporate expenses                                         (732)            (943)       (1,682)
     Other, net                                                               (9)             (85)          (11)
                                                                         -------          -------       -------
     Total consolidated loss from continuing
       operations before income taxes                                    $(2,630)         $(2,313)      $(5,030)
                                                                         =======          =======       =======

22. Quarterly Financial Data (Unaudited)

     Unaudited quarterly financial data is summarized as follows (in thousands, except for per share amounts):

    September 30, 2002
                                                  Q1         Q2         Q3         Q4
                                               -------    -------    -------    -------
    Revenue                                    $ 6,133    $ 6,228    $ 6,711    $ 6,786
    Gross profit                                   710        698        494        624
    Operating income (loss)                       (676)      (339)      (545)    (1,001)
    Income (loss) from continuing operations      (711)      (348)      (546)    (1,025)
    Loss from discontinued operations             --         --         --         --
    Extraordinary gain, net                       --         --        1,799       --
    Net income (loss)                             (711)      (348)     1,253     (1,025)

    Basic and diluted loss per common share:
     Income (loss) per common share:
      Continuing operations                    $ (0.11)   $ (0.05)   $ (0.08)   $ (0.14)
      Discontinued operations                     --         --         --         --
      Extraordinary items                         --         --         0.26       --
                                               -------    -------    -------    -------
       Total                                   $ (0.11)   $ (0.05)   $  0.18    $ (0.14)
                                               =======    =======    =======    =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2002, 2001 and 2000
--------------------------------------------------------------------------------


    September 30, 2001 (As Restated)

                                                        Q1          Q2          Q3           Q4
                                                     -------      ------      ------      -------
    Revenue                                          $14,031      $9,484      $9,403      $ 8,112
    Gross profit                                       1,706       1,285         990          826
    Operating income (loss)                              228        (618)       (406)        (752)
    Income (loss) from continuing operations            (182)       (636)       (486)      (1,009)
    Loss from discontinued operations                   (309)       (240)       (110)         (74)
    Extraordinary gain, net
    Net income (loss)                                   (491)       (876)       (596)      (1,083)

    Basic and diluted loss per common share:
     Income (loss) per common share:
      Continuing operations                          $ (0.03)     $(0.09)     $(0.07)     $ (0.16)
      Discontinued operations                          (0.06)      (0.04)      (0.02)       (0.01)
      Extraordinary items                                --          --          --           --
                                                     -------      ------      ------      -------
       Total                                         $ (0.09)     $(0.13)     $(0.09)     $ (0.17)
                                                     =======      ======      ======      =======