Form 10-Q
period 2002-12-31
EVANS SYSTEMS INC
filed 2003-02-19
CIK 904901

       As Filed with the Securities and Exchange Commission on February 19, 2003
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 2002
                                       -----------------

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

     YES  X     NO ____
         ---

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 18, 2003 was 9,844,831.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)                                                Page Number
                 Condensed Consolidated Balance Sheets as of
                 December 31, 2002 and September 30, 2002                                             3

                 Condensed Consolidated Statements of Income for the
                 Three Months Ended December 31, 2002 and 2001                                        4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended December 31, 2002 and 2001                                        5

                 Notes to the Condensed Consolidated Financial Statements                             6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                               12

         Item 3. Quantitative and Qualitative Disclosures About Market Risk                          19

         Item 4. Controls and Procedures                                                             19

Part II. Other Information                                                                           20

         Item 1. Legal Proceedings

         Item 2. Changes in Securities and Use of Proceeds

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

Certifications                                                                                       21

Signatures                                                                                           22

Part I. Financial Information
Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                     December 31,          September 30,
                                                                         2002                  2002
                                                                         ----                  ----
                        Assets
                        ------
Current Assets:
     Cash and cash equivalents                                       $       180           $      491
     Trade receivables, net of allowance for doubtful
         accounts of $47,000 and $47,000, respectively                     1,108                  913
     Inventory                                                               382                  507
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               102                   72
     Prepaid expenses and other current assets                               112                   96
     Notes receivable, current portion                                       113                  115
                                                                     -----------           ----------
         Total current assets                                              1,997                2,194

Property and equipment, net                                                3,518                3,547
Notes receivable, long term                                                   40                    -
Other assets                                                                  30                   30
                                                                     -----------           ----------
              Total assets                                           $     5,585           $    5,771
                                                                     ===========           ==========

                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                           $     1,250           $    1,165
     Accrued excise, property and other taxes payable                        334                  385
     Advances on line of credit                                              499                  479
     Current portion of long-term debt                                       475                  477
     Accrued interest                                                         18                   10
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                30                    3
                                                                     -----------           ----------
         Total current liabilities                                         2,606                2,519

Long-term debt, net of current portion                                     4,981                5,070
                                                                     -----------           ----------
         Total liabilities                                                 7,587                7,589
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 9,844,831 shares issued and outstanding                      99                   99
     Additional paid-in capital                                           17,193               17,193
     Accumulated deficit                                                 (18,860)             (18,676)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                     -----------           ----------
         Total stockholders' deficit                                      (2,002)              (1,818)
                                                                     -----------           ----------
              Total liabilities and stockholders' equity             $     5,585           $    5,771
                                                                     ===========           ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                          Three Months Ended December 31,
                                                          -------------------------------
                                                                2002             2001
                                                                ----             ----
Revenues:
   Motor fuel sales                                          $   3,829       $   4,325
   Other sales and services                                        267             198
                                                             ---------       ---------
       Total revenues                                            4,096           4,523
Cost of sales
   Motor fuel                                                    3,602           4,027
   Other sales and services                                        127             107
                                                             ---------       ---------
       Total cost of sales                                       3,729           4,134
                                                             ---------       ---------
Gross profit                                                       367             389
Operating expenses:
   Employment expenses                                             185             374
   Other operating expenses                                        134             118
   General & administrative expenses                               156             216
   Depreciation and amortization                                    54             130
   (Gain) loss on sale of assets                                    (3)             20
                                                             ---------       ---------
   Total operating expenses                                        526             858
                                                             ---------       ---------
Operating loss                                                    (159)           (469)
Other income (expense)
   Interest expense, net                                           (32)            (26)
   Other income (expense), net                                      45              (9)
   Rental income, net                                               54               -
                                                             ---------       ---------
       Total other income (expense)                                 67             (35)
                                                             ---------       ---------
Income (loss) before income taxes                                  (92)           (504)
Provision for income taxes                                           -               -
                                                             ---------       ---------
Income (loss) from continuing operations                           (92)           (504)
Discontinued operations (Note B):
   Loss from discontinued operations of Texas
       Convenience Stores to November 18, 2002                     (92)           (235)
                                                             ---------       ---------
   Total discontinued operations                                   (92)           (235)
                                                             ---------       ---------
Net income (loss)                                            $    (184)      $    (739)
                                                             =========       =========
Basic and diluted earnings (loss) per share:
   Continuing operations                                     $   (0.01)      $   (0.07)
   Discontinued operations                                       (0.01)          (0.04)
                                                             ---------       ---------
       Earnings (loss) per common share                      $   (0.02)      $    (.11)
                                                             =========       =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                      Three Months Ended December 31,
                                                                      -------------------------------
                                                                         2002                 2001
                                                                         ----                 ----
Cash flows provided (used) by operating activities:
     Net income (loss)                                            $      (184)       $        (739)
     Adjustments:
         Depreciation and amortization                                     54                  159
         Loss (gain) on sale of fixed assets                               (3)                  20
         Changes in working capital:
              Current assets                                             (114)                 311
              Other assets                                                (40)                   5
              Current liabilities                                          69                   22
                                                                  -----------        -------------
     Total adjustments                                                    (34)                 517
                                                                  -----------        -------------
Net cash provided (used) by operating activities                         (218)                (222)

Cash flows provided (used) by investing activities:
     Capital expenditures                                                 (25)                  (8)
     Proceeds from sale of property and equipment                           3                  263
                                                                  -----------        -------------
Net cash provided (used) by investing activities                          (22)                 255

Cash flows used by financing activities:
     Borrowings under line of credit agreement, net                        20                    -
     Borrowings under note payable agreements                               2                    -
     Repayment on notes payable                                           (93)                (193)
     Net proceeds from stock issuance                                       -                    -
                                                                  -----------        -------------
Net cash used by financing activities                                     (71)                (193)
                                                                  -----------        -------------

Net increase (decrease) in cash                                          (311)                (160)

Cash and cash equivalents, beginning of period                            491                  604
                                                                  -----------        -------------

Cash and cash equivalents, end of period                          $       180        $         444
                                                                  ===========        =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2003. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B - Discontinued Operations

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Two lease agreements for two stores to an outside operator call for lease payments of $2,800 and $3,200 per month for 5 years with payments beginning December 1, 2002. Each lease maintains one 10-year extension option. One lease agreement for a store to an outside operator calls for lease payments of $2,400 per month for 5 years beginning December 1, 2002, with two 5-year extension options. Under the lease agreements, the Company, through its Texas Petroleum Marketing Segment, executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three months ended December 31, 2002 and 2001 are as follows (in thousands):

                                            Quarter Ended December 31,
                                           --------------------------
                                               2002*         2001
                                           ------------  ------------
     Revenues                              $       342   $     1,611
                                           ============  ============
     Gross Profit                          $         8   $       293
                                           ============  ============
     Income (loss) from operations         $       (92)  $      (235)
                                           ============  ============
     *Through November 18, 2002.

Note C - Change in Accounting Principal

In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out
(LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuing all Company inventories, as inventories of oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior periods have been restated to apply the new method retroactively. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. The effect of the accounting change on net loss as previously reported for the quarter ended December 31, 2001 is as follows (in thousands, except per share amounts):

     Net loss as previously reported                                $      (711)
     Adjustment for effect of a change in accounting principle
      that is applied retroactively
                                                                            (28)
                                                                    -----------
     Net loss as adjusted                                           $      (739)
                                                                    ===========
     Per share amounts:
      Earnings per common share:
       Net loss as previously reported                              $     (0.11)
       Adjustment for effect of a change in accounting principle
         that is applied retroactively
                                                                              -
                                                                    -----------
       Net loss as adjusted                                         $     (0.11)
                                                                    ===========

Note D - Long-Term Debt

As of December 31, 2002, the Company had an aggregate of approximately $5,456,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $4,500,000, payable to Cain, Smith & Strong, L.P. (CSS), has terms that call for payments of interest only at an annual rate of 10% for five years commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due at the end of such period. In January 2003, the Company entered into an agreement with CSS, which resulted in a reduction of the principal due under this note and a deferral of interest payment until June 2003 (Note J).

Of the remaining principal outstanding aggregating an approximate $956,000, approximately $634,000 is due to various property taxing districts over the next three years. Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties. As of December 31, 2002 and September 30, 2002, approximately $475,000 and $477,000, respectively, in outstanding principal is due within one year.

In July 2002, the Company secured a secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey ("MC"). Terms of the revolving line of credit call for an annual interest rate of prime plus 3% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. As of December 31, 2002 and September 30, 2002, the Company had approximately $499,000 and $479,000, respectively, outstanding under this agreement. At December 31, 2002, the Company was in default on certain loan covenants under this agreement.

Note E - Costs and Estimated Earnings on Uncompleted Contracts

At December 31, 2002 and September 30, 2002, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                         Dec. 31,        Sept. 30,
                                                                                           2002            2002
                                                                                      ---------------  --------------
       Costs incurred to date on uncompleted contracts                                $           137  $          240
       Estimated earnings                                                                         170             138
                                                                                      ---------------  --------------
                                                                                                  307             378
       Billings to date                                                                          (235)           (309)
                                                                                      ---------------  --------------
           Total                                                                      $            72  $           69
                                                                                      ===============  ==============

       Included in the accompanying condensed consolidated balance sheets under the following captions:
         Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                     $           102  $           72
         Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                                 (30)             (3)
                                                                                      ---------------  --------------
           Total                                                                      $            72  $           69
                                                                                      ===============  ==============

The Company's backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $147,000 and $250,000 at December 31, 2002 and September 30, 2002, respectively. There were no material revisions in contract estimates during the quarter ended December 31, 2002.

Note F - Seasonal Nature of Business

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, agricultural and recreational activities increase.

Note G - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2002 and 2001 were computed using 9,844,831 and 6,759,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2002 and 2001 since they would have resulted in an antidilutive effect on loss from continuing operations.

At December 31, 2002, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2002, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During the quarter ended December 31, 2002, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company's common stock. The petition alleges that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000. The Plaintiff's allege that they never received the common shares or a refund of the subscription funds. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. The Company intends to defend itself vigorously in these matters. It is possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company has not accrued any liability in connection with this lawsuit.

On June 22, 2002, the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions:
(i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt ratio shall be less than 0.05, and
(iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

Note I - Management's Plans

New management and directors were appointed on June 24, 2002. From that date through December 31, 2002, an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the three remaining convenience stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of managements plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations (Note J). The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

There can be no assurance that management's plans will be successfully implemented or that the Company will continue as a going concern.

Note J - Subsequent Events

On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the agreement of CSS to waive interest on the Company's note payable to CSS until June 1, 2003, the agreement of CSS to reduce the principal amount due under the note payable by $2.0 million from $4.5 million to $2.5 million, the agreement of CSS to assume all property taxes on the terminal facility assets, and the agreement of CSS to timely perform all obligations of payment and performance of the Port of Bay City lease agreement.

The Company had been obligated for monthly payments of $108 until September 2006 under the ground lease.

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company's last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2.0 million. The Company also had recorded property taxes payable of approximately $117,500 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $2.0 million, the reduction of property taxes payable by $117,500, the conveyance of the terminal facility assets of approximately $365,000 net, and a noncash gain of $1,752,500.

In connection with this transaction, the Company and CSS entered into an Option Agreement whereby the Company would have the exclusive right and option until June 21, 2027 to purchase the terminal facility assets and lease agreement back for the lesser of $3.5 million or the amount of an "Outside Offer". An "Outside Offer" is defined as an offer to purchase the terminal facility assets and lease agreement made by an unrelated third party during the option term. In addition, the Option provides that should the Company not exercise its option, the CSS and the Company will share equally all proceeds over and above $3.5 million resulting from the sale to an unrelated third party buyer.

Concurrent with the Option Agreement, CSS also granted a Second Option to purchase the terminal facility and lease agreement, which is subordinate to the Company's Option, to Mauritz & Couey, a Texas General Partnership, under the same terms as the Company's Option. This Second Option was granted in consideration of $10 and services rendered by Mauritz & Couey.

In conjunction with the above transactions, the Company entered into a Management Agreement with CSS whereby the Company will provide the management of all operations, accounting and personnel for the terminal facility and CSS will provide adequate financing for the operation of the terminal facility. In consideration for those services, the Company will be entitled to receive 25% of the gross profit after debt service generated from the operation of the terminal facility. There can be no assurance that the terminal facility will be successfully returned to operations.

Note K - Change in Board of Directors and Officers

During December 2002 and January 2003, certain directors and officers of the Company resigned from their respective positions. Mrs. Lee Ann Cooper resigned as Chief Financial Officer of the Company and as Secretary/Treasurer of the Board of Directors. Mrs. Leah Jagot Kelley resigned as Director and Audit Committee Chairperson. Mr. Jerry Evans, Jr. and Mr. Peter J. Losavio, Jr. resigned as Directors.

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

The Company has not replaced Mrs. Kelley's position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper's position as Chief Financial Officer of the Company.

Note L- Segment Reporting

Under the guidance of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has two reportable segments: Texas petroleum marketing and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's open dealer accounts with motor fuels. The environmental remediation services segment provides environmental assessment and remediation services for the petroleum industry in the southeast Texas market area.

As discussed in Note D, the Company discontinued its Texas convenience stores segment operations, which featured self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                      Texas         Environmental       Other
                                    petroleum        remediation     reconciling    Consolidated
       Year ended                   marketing         services         items (1)       total
 December 31, 2002-
  Revenues from external
   Customers:
    Motor fuel sales                $   3,829       $         -      $      -       $    3,829
    Other                                   -               267             -              267
  Intersegment revenues                     -                 -             -                -
                                    ---------       -----------      --------       ----------
        Total revenues              $   3,829       $       267      $      -       $    4,096
                                    =========       ===========      ========       ==========

 Depreciation and
   amortization                     $      48       $         4      $      2       $       54
  Operating income (loss)           $     (77)      $       (27)     $    (55)      $     (159)

 December 31, 2001-
  Revenues from external
   Customers:
    Motor fuel sales                $   4,325       $         -      $      -       $    4,325
    Other                                  47               151             -              198
  Intersegment revenues                   762                 -          (762)               -
                                    ---------       -----------      --------       ----------
        Total revenues              $   5,134       $       151      $   (762)      $    4,523
                                    =========       ===========      ========       ==========
 Depreciation and
   amortization                     $     123       $         4      $      3       $      130
 Operating income (loss)            $    (187)      $       (50)     $   (232)      $     (469)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                       Quarter Ended December 31
                                                                  ------------------------------------
                                                                            2002                  2001
                                                                  --------------        --------------
Total operating income (loss) for reportable segments             $         (104)       $         (237)
Interest expense, net                                                        (32)                  (26)
Unallocated corporate expenses                                               (55)                 (232)
Other, net                                                                    99                    (9)
                                                                  --------------        --------------
Total consolidated income (loss) from continuing
 operations before income taxes                                   $          (92)       $         (504)
                                                                  ===============       ==============

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

Recent Events

On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the agreement of CSS to waive interest on the Company's note payable to CSS until June 1, 2003, the agreement of CSS to reduce the principal amount due under the note payable by $2.0 million from $4.5 million to $2.5 million, the agreement of CSS to assume all property taxes on the terminal facility assets, and the agreement of CSS to timely perform all obligations of payment and performance of the Port of Bay City lease agreement.

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company's last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2.0 million. The Company also had recorded property taxes payable of approximately $117,500 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $2.0 million, the reduction of property taxes payable by $117,500, the conveyance of the terminal facility assets of approximately $365,000 net, and a noncash gain of $1752,500.

In connection with this transaction, the Company and CSS entered into an Option Agreement whereby the Company would have the exclusive right and option until June 21, 2027 to purchase the terminal facility assets and lease agreement back for the lesser of $3.5 million or the amount of an "Outside Offer". An "Outside Offer" is defined as an offer to purchase the terminal facility assets and lease agreement made by an unrelated third party during the option term. In addition, the Option provides that should the Company not exercise its option, the CSS and the Company will share equally all proceeds over and above $3.5 million resulting from the sale to an unrelated third party buyer.

Concurrent with the Option Agreement, CSS also granted a Second Option to purchase the terminal facility and lease agreement, which is subordinate to the Company's Option, to Mauritz & Couey, a Texas General Partnership, under the same terms as the Company's Option. This Second Option was granted in consideration of $10 and services rendered by Mauritz & Couey.

In conjunction with the above transactions, the Company entered into a Management Agreement with CSS whereby the Company will provide the management of all operations, accounting and personnel for the terminal facility and CSS will provide adequate financing for the operation of the terminal facility. In consideration for those services, the Company will be entitled to receive 25% of the gross profit after debt service generated from the operation of the terminal facility. There can be no assurance that the terminal facility will be successfully returned to operations.

During December 2002 and January 2003, certain directors and officers of the Company resigned from their respective positions. Mrs. Lee Ann Cooper resigned as Chief Financial Officer of the Company and as Secretary/Treasurer of the Board of Directors. Mrs. Leah Jagot Kelley resigned as Director and Audit Committee Chairperson. In February 2003, Mr. Jerry Evans, Jr. and Mr. Peter J. Losavio, Jr. resigned as Directors.

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

The Company has not replaced Mrs. Kelley's position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper's position as Chief Financial Officer of the Company.

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

   Inventories

   Substantially all inventories are products held for sale. Inventories of oil and grease, automotive products and accessories utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market. During fiscal 2002, the Company implemented a change in accounting principle whereby gas and diesel fuels inventory were valued using the FIFO method of accounting in place of the last-in, first-out (LIFO) method (see Change in Accounting Principle below).

   Change in Accounting Principle

   In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out (LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuing all company inventories, as inventories of oil and grease, automotive products and accessories already utilize the FIFO method of accounting. The financial statements of prior years have been restated to apply the new method retroactively. The balances of retained earnings (deficit) for fiscal 2002, 2001, 2000 and prior years have been adjusted for the effect of applying retroactively the new method of accounting. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Results of Operations

Three Months Ended December 31, 2002 and 2001

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the unaudited operating results of Evans Systems, Inc. ("Company") business segments for the three months ended December 31, 2002 and 2001. This is the first quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.

                                                 Three Months           Three Months
                                                    Ended                   Ended
                                               December 31, 2002      December 31, 2001
                                               -----------------      -----------------
                                                 (In thousands)         (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                                 $ 3,829            $ 4,372
Gross profit                                                227                315
Operating expenses                                          304                502
                                                  -------------        -----------
Operating income (loss)                                     (77)              (187)

EDCO ENVIRONMENTAL
Revenue                                                 $   267            $   151
Gross profit                                                140                 74
Operating expenses                                          167                124
                                                  -------------        -----------
Operating income (loss)                                     (27)               (50)

UNALLOCATED GENERAL AND ADMIN EXP.                      $   (55)           $  (232)
                                                  -------------        -----------
TOTAL CONTINUING OPERATIONS
Revenue                                                 $ 4,096            $ 4,523
Gross profit                                                367                389
Operating expenses                                          526                858
                                                  -------------        -----------
Operating income (loss)                                    (159)              (469)

DISCONTINUED TEXAS CONVENIENCE STORE OPERATIONS
Revenue                                                 $   342            $ 1,611
Gross profit                                                  8                293
Operating expenses                                          100                528
                                                  -------------        -----------
Operating loss                                              (92)              (235)

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations (now classified as discontinued operations).

Consolidated revenues decreased $427,000, or approximately 9% to $4,096,000 in the quarter ended December 31, 2002, as compared with revenues of $4,523,000 in the quarter ended December 31, 2001.

Fuel sales declined $496,000 while other sales and services increased $69,000 in the quarter ended December 31, 2002, as compared with the quarter ended December 31, 2001.

Consolidated gross profit declined $22,000, or approximately 6%, in the quarter ended December 31, 2002, as compared with the quarter ended December 31, 2001. Gross profit expressed as a percentage of sales, "Gross Margin", remained consistent at approximately 9% of sales in the quarter ended December 31, 2002 and 2001.

Operating expenses declined $332,000 in the quarter ended December 31, 2002, as compared with the quarter ended December 31, 2001. Operating expenses in the quarter ended December 31,2002 include a gain on the sale of assets of $3,000 compared to a loss on the sale of assets of $20,000 in the quarter ended December 31, 2001. Operating expenses excluding the gain or loss on sale of assets declined $309,000 to $529,000 in the quarter ended December 31, 2002 as compared to $838,000 in the quarter ended December 31, 2001.

The Company had an operating loss of $159,000 in the quarter ended December 31, 2002, as compared to an operating loss of $469,000 in the quarter ended December 31, 2001. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2002 operating loss was $162,000 as compared to an operating loss of $449,000 in the quarter ended December 31, 2001.

Net loss decreased to $184,000 in the quarter ended December 31, 2002, as compared with a loss of $739,000 in the quarter ended December 31, 2001. Net loss in the current quarter includes a loss on discontinued operations of $92,000, interest expense of $32,000, other income of $45,000 and rental income of $54,000. Net loss for the quarter ended December 31, 2001 includes a loss on discontinued operations of $235,000, interest expense of $26,000 and other expenses of $9,000.

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

Revenues decreased $543,000, or approximately 12% to $3,829,000 in the quarter ended December 31, 2002, as compared with revenues of $4,372,000 in the quarter ended December 31, 2001. Fuel sales in gallons declined approximately 12%, to 3,038,000 gallons, as compared with 3,457,000 gallons in the quarter ended December 31, 2001.

Gross profit declined $88,000 or approximately 28% to $227,000 in the quarter ended December 31, 2002, as compared with $315,000 in the quarter ended December 31, 2001. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 6% of sales in the quarter ended December 31, 2002, as compared to approximately 7% of sales in the quarter ended December 31, 2001.

Operating expenses in the quarter ended December 31, 2002 decreased to $304,000 as compared to $502,000 in the quarter ended December 31, 2001. Operating expenses in the quarter ended December 31,2002 include a gain on the sale of assets of $3,000 compared to a loss on the sale of assets of $20,000 in the quarter ended December 31, 2001. Operating expenses excluding the gain or loss on sale of assets were $307,000 in the quarter ended December 31, 2002 as compared to $482,000 in the quarter ended December 31, 2001.

Texas Petroleum Marketing had an operating loss of $77,000 in the quarter ended December 31, 2002, as compared to an operating loss of $187,000 in the quarter ended December 31, 2001. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2002 operating loss was $80,000 as compared to an operating loss of $167,000 in the quarter ended December 31, 2001.

EDCO Environmental, Inc. (dba Star Co.)

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended December 31, 2002 increased $116,000 or approximately 77% to $267,000, as compared with $151,000 in the quarter ended December 31, 2001.

Gross profit in the quarter ended December 31, 2002 increased $66,000 to $140,000 in the quarter ended December 31, 2002, as compared with $74,000 in the quarter ended December 31, 2001.

Operating expenses increased $43,000 to $167,000 as compared with $124,000 in the quarter ended December 31, 2001.

EDCO Environmental reported an operating loss of $27,000 in the quarter ended December 31, 2002, as compared with an operating loss of $50,000 in the quarter ended December 31, 2001.

Discontinued Operations - Texas Convenience Store Segment

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. The results of the Texas Convenience Store Segment operations have been classified as discontinued operations and the prior period has been restated in the accompanying condensed consolidated financial statements.

Unallocated General and Administrative Expenses

General and Administrative expenses decreased $177,000, or approximately 76%, to $55,000 in the quarter ended December 31, 2002, as compared to $232,000 in the quarter ended December 31, 2001.

Capital Resources and Liquidity

Cash and cash equivalents were $180,000 and $444,000 at December 31, 2002 and 2001, respectively. The Company had a net working capital deficit of $609,000 at December 31, 2002, as compared with a deficit of $325,000 at September 30, 2002.

Cash used by operating activities was $218,000 for the three months ended December 31, 2002. During that period, cash used by investing activities was $22,000, which was comprised of capital expenditures of $25,000 offset by proceeds from the sales of assets of $3,000. Cash used by financing activities was $71,000, which was comprised of $20,000 of borrowings under the Company's line of credit agreement and new borrowings of $2,000 offset by $93,000 in debt repayments.

Cash used by operating activities was $222,000 for the three months ended December 31, 2001. During that period, cash provided from investing activities was $255,000, which was comprised of capital expenditures of $8,000 offset by proceeds from the sales of assets of $263,000. Cash used by financing activities was $193,000, which was comprised of $193,000 in debt repayments.

As of December 31, 2002, the Company had an aggregate of approximately $5,456,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $4,500,000 has terms that call for payments of interest only at an annual rate of 10% for five years commencing six months from the closing of the transaction, with the principal balance and accrued but unpaid interest due at the end of such period. In January 2003, the Company entered into an agreement with CSS, which resulted in a reduction of the principal due under this note and a deferral of interest payment until June 2003 (Note J to the Condensed Consolidated Financial Statements).

Of the remaining principal outstanding aggregating an approximate $956,000, approximately $634,000 is due to various property taxing districts over the next three years. Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties. As of December 31, 2002, approximately $475,000 in outstanding principal is due within one year, compared to approximately $477,000 at September 30, 2002.

In July 2002, the Company secured a secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by MC. Terms of the revolving line of credit call for an annual interest rate of prime plus 3% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. As of December 31, 2002, the Company had approximately $499,000 and $479,000, respectively, outstanding under this agreement. At December 31, 2002, the Company was in default on certain loan covenants under this agreement.

At December 31, 2002, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

To continue as a going concern, the Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations, selling of non-income producing adding assets and its existing bank line with NewFirst National Bank. There can be no assurance that management's plans will be successful implemented or that the Company will continue as a going concern.

New Accounting Pronouncements

SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", was issued in October 2002, and addresses FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method", provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Company does not believe that the adoption of this Statement will have a material impact on the Company's financial statements.

SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123", was issued in December 2002. This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported. Managements does not believe that the adoption of SFAS No.148 will have a material effect on the Company's financial statements.

In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. Managements does not believe that the adoption of FIN 45 will have a material effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer within 90 days of the filing of this report, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures have been effective.

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

Part II. Other Information

Item 1.  Legal Proceedings

During the quarter ended December 31, 2002, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company's common stock. The petition alleges that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000. The Plaintiff's allege that they never received the common shares or a refund of the subscription funds. The lawsuit demands, among other relief, unspecified compensatory damages, attorney's fees and costs of conducting the litigation. The Company intends to defend itself vigorously in these matters. It is possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company's financial condition or results of operations in one or more future periods. The Company has not accrued any liability in connection with this lawsuit.

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     At December 31, 2002, the Company was in default on certain loan covenants under this agreement.

Item 4.  Submission of Matters to a Vote of Security Shareholders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8K

     A.  Exhibits.

         Exhibit 99.1 - Certification of Blair R. Couey, as President and Chief
                        Executive Officer of the Company, pursuant to 18 U.S.C.
                        (S) 1350, dated February 19, 2003.

     B.  Reports on Form 8K

         None

Certifications

I, Blair R. Couey, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Evans Systems, Inc;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003
                                          By:   /s/ Blair R. Couey
                                          ------------------------
                                                Blair R. Couey
                                          President and Chief Executive Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2003                                  EVANS SYSTEMS, INC.


By: /s/ Blair R. Couey.
   -----------------------------
Blair R. Couey
President and Chief Executive Officer