Form 10-Q
period 2003-03-31
EVANS SYSTEMS INC
filed 2003-05-14
CIK 904901

            As Filed with the Securities and Exchange Commission on May 14, 2003

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarter ended March 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 13, 2003 was 9,844,831.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information
         Item 1.  Financial Statements (Unaudited)                                               Page Number
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2003 and September 30, 2002                                                3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2003 and 2002                                           4

                  Condensed Consolidated Statements of Income for the
                  Six Months Ended March 31, 2003 and 2002                                             5

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended March 31, 2003 and 2002                                             6

                  Notes to Condensed Consolidated Financial Statements                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          24

         Item 4.  Controls and Procedures                                                             24

Part II. Other Information

         Item 1.  Legal Proceedings                                                                   25

         Item 2.  Changes in Securities and Use of Proceeds                                           25

         Item 3.  Defaults upon Senior Securities                                                     25

         Item 4.  Submission of Matters to a Vote of Security Holders                                 26

         Item 5.  Other Information                                                                   26

         Item 6.  Exhibits and Reports on Form 8-K                                                    26

Certifications                                                                                        26

Signatures                                                                                            27

Part I.  Financial Information
Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                       March 31,           September 30,
                                                                         2003                  2002
                                                                         ----                  ----
                        Assets

Current assets:
     Cash and cash equivalents                                    $          182        $         491
     Trade receivables, net of allowance for doubtful
         accounts of $39,000 and $47,000, respectively                     1,377                  913
     Inventory                                                               353                  507
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                76                   72
     Prepaid expenses and other current assets                               102                   96
     Notes receivable, current portion                                        52                  115
                                                                  --------------        -------------
         Total current assets                                              2,142                2,194
Property and equipment, net                                                2,971                3,547
Notes receivable, long term                                                   31                    -
Other assets                                                                   -                   30
                                                                  --------------        -------------
              Total assets                                        $        5,144        $       5,771
                                                                  ==============        =============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

     Accounts payable and accrued expenses                        $        1,122        $       1,165
     Accrued excise, property and other taxes payable                        375                  385
     Advances on line of credit                                              499                  479
     Current portion of long-term debt                                       705                  477
     Accrued interest                                                         29                   10
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                49                    3
                                                                  --------------        -------------
         Total current liabilities                                         2,779                2,519
     Long-term debt, net of current portion                                2,733                5,070
                                                                  --------------        -------------
         Total liabilities                                                 5,512                7,589
Stockholders' equity (deficit):

     Common stock, $.01 par value, 15,000,000 shares
         authorized, 9,844,831 shares issued and
         outstanding                                                          99                   99
     Additional paid-in capital                                           17,193               17,193
     Accumulated deficit                                                 (17,226)             (18,676)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                  --------------        -------------
         Total stockholders' equity (deficit)                               (368)              (1,818)
                                                                  --------------        -------------
             Total liabilities and stockholders' equity (deficit) $        5,144        $       5,771
                                                                  ==============        =============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended March 31,
                                                                  -----------------------------------
                                                                       2003                 2002
                                                                       ----                 ----
Revenues:
     Motor fuel sales                                             $        4,600        $       4,345
     Other sales and services                                                276                  427
                                                                  --------------        -------------
         Total revenues                                                    4,876                4,772
Cost of sales
     Motor fuel                                                            4,377                4,023
     Other sales and services                                                120                  260
                                                                  --------------        -------------
         Total cost of sales                                               4,497                4,283
                                                                  --------------        -------------
Gross profit                                                                 379                  489
Operating expenses:
     Employment expenses                                                     151                  275
     Other operating expenses                                                165                  179
     General & administrative expenses                                       240                  187
     Depreciation and amortization                                            75                  121
     (Gain) loss on sale of assets                                          (103)                 (39)
                                                                  ---------------       -------------
         Total operating expenses                                            528                  723
                                                                  --------------        -------------
Operating loss                                                              (149)                (234)
Other income (expense)

     Gain on sale of non-operating assets                                  1,653                    -
     Interest expense, net                                                   (19)                  (9)
     Other income (expense), net                                              91                    -
     Rental income, net                                                       58                    -
                                                                  --------------        -------------
         Total other income (expense)                                      1,783                   (9)
                                                                  --------------        -------------
Income (loss) before income taxes                                          1,634                 (243)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                   1,634                 (243)
Discontinued operations (Note B):
     Loss from discontinued operations of Texas
         Convenience Stores to November 18, 2002                               -                  (47)
                                                                  --------------        -------------
     Total discontinued operations                                             -                  (47)
                                                                  --------------        -------------
Net income (loss)                                                 $        1,634        $        (290)
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:

     Continuing operations                                        $         0.16        $       (0.03)
     Discontinued operations                                                   -                (0.01)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $         0.16        $       (0.04)
                                                                  ==============        =============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                       Six Months Ended March 31,
                                                                       --------------------------
                                                                        2003                 2002
                                                                        ----                 ----
Revenues:
     Motor fuel sales                                             $        8,429        $       8,670
     Other sales and services                                                543                  625
                                                                  --------------        -------------
         Total revenues                                                    8,972                9,295
Cost of sales
     Motor fuel                                                            7,979                8,050
     Other sales and services                                                247                  367
                                                                  --------------        -------------
         Total cost of sales                                               8,226                8,417
                                                                  --------------        -------------
Gross profit                                                                 746                  878
Operating expenses
     Employment expenses                                                     336                  649
     Other operating expenses                                                299                  297
     General & administrative expenses                                       396                  403
     Depreciation and amortization                                           129                  251
     (Gain) loss on sale of assets                                          (106)                 (19)
                                                                  --------------        -------------
         Total operating expenses                                          1,054                1,581
                                                                  --------------        -------------
Operating loss                                                              (308)                (703)
Other income (expense)

     Gain on sale of non-operating assets                                  1,653                    -
     Interest expense, net                                                   (51)                 (35)
     Other income (expense), net                                             136                   (9)
     Rental income, net                                                      112                    -
                                                                  --------------        -------------
         Total other income (expense)                                      1,850                  (44)
                                                                  --------------        -------------
Income (loss) before income taxes                                          1,542                 (747)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                   1,542                 (747)
Discontinued operations (Note B):
     Loss from discontinued operations of Texas
         Convenience Store to November 18, 2002                              (92)                (282)
                                                                  --------------        -------------
     Total discontinued operations                                           (92)                (282)
                                                                  --------------        -------------
Net income (loss)                                                 $        1,450        $      (1,029)
                                                                  ==============        =============


Basic and diluted earnings (loss) per share:
     Continuing operations                                        $         0.16        $      (0.11)
     Discontinued operations                                               (0.01)              (0.04)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $         0.15        $      (0.15)
                                                                  ==============        =============


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                          Six Months Ended March 31,
                                                                         --------------------------
                                                                          2003                 2002
                                                                          ----                 ----
Cash flows from operating activities:

     Net income (loss)                                            $        1,450        $      (1,029)
     Adjustments:
         Depreciation and amortization                                       129                  308
         (Gain) loss on sale of assets                                      (106)                (148)
         Gain on sale of non-operating assets                             (1,653)                   -
         Changes in working capital:
              Current assets                                                (320)                  61
              Other assets                                                    30                   77
              Current liabilities                                             30                  141
                                                                  --------------        -------------
     Total adjustments                                                    (1,890)                 439
                                                                  --------------        -------------
Net cash provided (used) by operating activities                            (440)                (590)

Cash flows from investing activities:

     Capital expenditures                                                    (29)                 (24)
     Proceeds from sale of property and equipment                            217                  621
                                                                  --------------        -------------
Net cash provided (used) by investing activities                             188                  597

Cash flows from financing activities:

     Issuance of notes receivable                                            (66)                   -
     Repayment on notes receivable                                            98                    -
     Borrowings under line of credit agreement, net                           20                    -
     Repayment on notes payable                                             (111)                (280)
     Borrowings under note payable agreements                                  2                    -
                                                                  --------------        -------------
Net cash provided (used) by financing activities                             (57)                (280)
                                                                  --------------        -------------

Net increase (decrease) in cash                                             (309)                (273)

Cash and cash equivalents, beginning of period                               491                  604
                                                                  --------------        -------------

Cash and cash equivalents, end of period                          $          182        $         331
                                                                  ==============        =============

Supplemental Disclosure of Non-Cash Transactions
 Sale of Terminal Facility (Note E)

     Proceeds through relief of debt and taxes                    $        2,018        $           -
     Net book value of terminal facility                                     365                    -
                                                                  --------------        -------------
         Gain on sale of terminal facility                        $        1,653        $           -
                                                                  ==============        =============
 Foreclosure of ChemWay Warehouse

     Relief of assumed debt on foreclosed warehouse               $            -        $         501
     Net book value of foreclosed warehouse                                    -                  471
                                                                  --------------        -------------
         Gain on foreclosure of warehouse                         $            -        $          30
                                                                  ==============        =============


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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2003. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B - Discontinued Operations

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Two lease agreements for two stores to an outside operator call for lease payments of $2,800 and $3,200 per month for 5 years with payments beginning December 1, 2002. Each lease maintains one 10-year extension option. One lease agreement for a store to an outside operator calls for lease payments of $2,400 per month for 5 years beginning December 1, 2002, with two 5-year extension options. Under the lease agreements, the Company, through its Texas Petroleum Marketing Segment, executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three and six months ended March 31, 2003 and 2002 are as follows (in thousands):

                                           Quarter Ended March 31,        Six Months Ended March 31,
                                         ----------------------------- ----------------------------------
                                             2003           2002             2003*            2002
                                         ------------ ---------------- ---------------- -----------------

     Revenues                             $     -       $       1,455   $          342   $        3,066
                                         ============ ================ ================ =================
     Gross Profit                         $     -       $         267   $            8   $          560
                                         ============ ================ ================ =================
     Income (loss) from operations        $     -       $         (47)  $          (92)  $         (292)
                                         ============ ================ ================ =================

     *Through November 18, 2002.

Note C - Change in Accounting Principal

In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out
(LIFO) method was used. After taking into consideration the Company's plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuing all Company inventories, as inventories of oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior periods have been restated to apply the new method retroactively. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. The effect of the accounting change on net loss as previously reported for the three and six months ended March 31, 2002 is as follows (in thousands, except per share amounts):


                                                                          Three Months         Six Months
                                                                              Ended               Ended
                                                                         March 31, 2002       March 31, 2002
                                                                        ------------------  ------------------
     Net loss as previously reported                                     $         (348)     $       (1,059)

     Adjustment for effect of a change in accounting principle
      that is applied retroactively                                                  58                  30
                                                                         --------------      --------------
     Net loss as adjusted                                                $         (290)     $       (1,029)
                                                                         ==============      ==============
     Per share amounts:
      Earnings per common share:
       Net loss as previously reported                                   $        (0.05)     $        (0.15)

       Adjustment for effect of a change in accounting principle
         that is applied retroactively                                            (0.01)                  -
                                                                         --------------      --------------
       Net loss as adjusted                                              $        (0.04)     $        (0.15)
                                                                         ==============      ==============

Note D - Long-Term Debt

In January 2003, the Company entered into an amended agreement with Cain, Smith & Strong, L.P. ("CSS") that resulted in a reduction of the principal due under the note dated June 24, 2002 in the original amount of $4,500,000 to $2,600,000, a deferral of interest payment until June 2003 and the assumption of property taxes by CSS aggregating approximately $118,000 (Note E).

As of March 31, 2003, the Company had an aggregate of approximately $3,438,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% for five years commencing June 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $838,000, approximately $525,000 is due to various property taxing districts over the next three years. At March 31, 2003, the Company was in default under three of these note agreements aggregating $502,000, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties. As of March 31, 2003 and September 30, 2002, approximately $705,000 and $477,000, respectively, in outstanding principal is due within one year.

In July 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz and Couey, ("MC"). Terms of the revolving line of credit call for an annual interest rate of 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. As of March 31, 2003 and September 30, 2002, the Company had approximately $499,000 and $479,000, respectively, outstanding under this agreement. At March 31, 2003, the Company was in default on certain loan covenants under this agreement.

Note E - Sale of Non-Operating Terminal Facility

On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the agreement of CSS to waive interest on the Company's note payable to CSS until June 1, 2003, the agreement of CSS to reduce the principal amount due under the note payable by $1,900,000 from $4,500,000 to $2,600,000, the agreement of CSS to assume all property taxes on the terminal facility assets, and the agreement of CSS to timely perform all obligations of payment and performance of the Port of Bay City lease agreement. The Company had been obligated for monthly payments of $108 until September 2006 under the ground lease. The terminal facility had not been in operation since fiscal 1997 and the Company had been unsuccessful in reopening the terminal due to working capital deficiencies.

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company's last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2,000,000. The Company also had recorded property taxes payable of approximately $118,000 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $1,900,000, the reduction of property taxes payable by $118,000, the conveyance of the terminal facility assets of approximately $365,000, net, and a noncash gain of $1,653,000.

In conjunction with this transaction, the Company entered into a Management Agreement with CSS whereby the Company will provide the management of all operations, accounting and personnel for the terminal facility and CSS will provide adequate financing for the operation of the terminal facility. In consideration for those services, the Company will be entitled to receive 25% of the gross profit after debt service generated from the operation of the terminal facility. There can be no assurance that the terminal facility will be successfully returned to operations.

Concurrent with the above transactions, the Company and CSS entered into an Option Agreement whereby the Company would have the exclusive right and option until June 21, 2027 to purchase the terminal facility assets and lease agreement back for the lesser of $3,500,000 or the amount of an "Outside Offer". An "Outside Offer" is defined as an offer to purchase the terminal facility assets and lease agreement made by an unrelated third party during the option term. In addition, the Option provides that should the Company not exercise its option, CSS and the Company will share equally all proceeds over and above $3,500,000 resulting from the sale to an unrelated third party buyer. It is management's opinion that it is very unlikely the Company would excise this option.

Concurrent with the Option Agreement, CSS also granted a Second Option to purchase the terminal facility and lease agreement, which is subordinate to the Company's Option, to Mauritz & Couey, a Texas General Partnership, under the same terms as the Company's Option. This Second Option was granted in consideration of $10 and services rendered by Mauritz & Couey.

Note F - Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2003 and September 30, 2002, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                         Mar. 31,        Sept. 30,
                                                                                           2003            2002
                                                                                        -------------   ------------
       Costs incurred to date on uncompleted contracts                                  $        134    $        240
       Estimated earnings                                                                        165             138
                                                                                        ------------    ------------
                                                                                                 299             378
       Billings to date                                                                         (272)           (309)
                                                                                        ------------    ------------
           Total                                                                        $         27    $         69
                                                                                        ============    ============

       Included in the accompanying condensed consolidated balance sheets under the following captions:

         Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                       $         76    $         72
         Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                                (49)             (3)
                                                                                        -------------   ------------
           Total                                                                        $         27    $         69
                                                                                        =============   ============

The Company's backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $282,000 and $250,000 at March 31, 2003 and September 30, 2002, respectively. There were no material revisions in contract estimates during the three and six months ended March 31, 2003.

Note G - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note H - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2003 were computed using 9,844,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and six months ended March 31, 2003 as they would have resulted in an antidilutive effect as the exercise price exceeded the average market price per share during the period. Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2002 were computed using 6,759,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and six months ended March 31, 2002 as they would have resulted in an antidilutive effect on loss from continuing operations.

At March 31, 2003, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note I - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2003, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

Note J - Management's Plans

New management and directors were appointed on June 24, 2002. From that date through March 31, 2003, an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the three remaining convenience stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of management's plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations (Note E). The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

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

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

The Company has not replaced Mrs. Kelley's position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper's position as Chief Financial Officer of the Company. Currently, the President and Chief Executive Officer has assumed the duties of the Chief Financial Officer.

Note L - Segment Reporting

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

As discussed in Note B, the Company discontinued its Texas convenience stores segment operations, which featured self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company's business activities is summarized as follows (in thousands):

                                     Texas       Environmental        Other
                                   Petroleum     Remediation        Reconciling    Consolidated
       Three Months Ended          Marketing       Services         Items (1)          Total
March 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales              $ 4,600         $    -            $    -         $ 4,600
      Other                               -            276                 -             276
  Intersegment revenues                   -              -                 -               -
                                    -------         ------            ------         -------
        Total revenues              $ 4,600         $  276            $    -         $ 4,876
                                    =======         ======            ======         =======
  Depreciation and
   amortization                     $    69         $    4            $    2         $    75
  Operating income (loss)           $  (127)        $   33            $  (55)        $  (149)

March 31, 2002-
  Revenues from external
   Customers:
      Motor fuel sales              $ 4,345         $    -            $    -         $ 4,345
      Other                              88            339                 -             427
  Intersegment revenues                   -              -                 -               -
                                    -------         ------            ------         -------
        Total revenues              $ 4,433         $  339            $    -         $ 4,772
                                    =======         ======            ======         =======

  Depreciation and
   amortization                     $   115         $    4            $    2         $   121
  Operating income (loss)           $   (85)        $   27            $ (176)        $  (234)


(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                   Quarter Ended March 31,
                                                                  ------------------------
                                                                    2003             2002
                                                                  -------          -------
Total operating loss for reportable segments                      $   (94)         $  (58)
Rental income, net                                                     91               -
Other income, net                                                      58               -
Interest expense, net                                                 (19)             (9)
Unallocated corporate overhead expenses                               (55)           (176)
Gain on sale of non-operating assets                                1,653               -
                                                                  -------          ------
  Total consolidated income (loss) from
   continuing operations before income taxes                      $ 1,634          $ (243)
                                                                  =======          =======

                                     Texas      Environmental        Other
                                   Petroleum     Remediation      Reconciling    Consolidated
        Six Months Ended           Marketing       Services        Items (1)         Total
March 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales              $ 8,429         $   -           $    -         $ 8,429
      Other                               -           543                -             543
  Intersegment revenues                   -             -                -               -
                                    -------         -----           ------         -------
        Total revenues              $ 8,429         $ 543           $    -         $ 8,972
                                    =======         =====           ======         =======

  Depreciation and
   amortization                     $   117         $   8           $    4         $   129
  Operating income (loss)           $  (204)        $   6           $ (110)        $  (308)


March 31, 2002-
  Revenues from external

   Customers:

      Motor fuel sales              $ 8,670         $   -           $    -         $ 8,670
      Other                             135           490                -             625
  Intersegment revenues                 762             -             (762)              -
                                    -------         -----           ------         -------
        Total revenues              $ 9,567         $ 490           $ (762)        $ 9,295
                                    =======         =====           ======         =======


  Depreciation and
   amortization                     $   238         $   8           $    5         $   251
  Operating income (loss)           $  (272)        $ (23)          $ (408)        $  (703)

(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                        Six Months Ended March 31,
                                                                  -----------------------------------
                                                                            2003                 2002
                                                                            ----                 ----
Total operating income (loss) for reportable segments             $         (198)       $        (295)
Rental income, net                                                           112                    -
Other income (expense), net                                                  136                   (9)
Interest expense, net                                                        (51)                 (35)
Unallocated corporate overhead expenses                                     (110)                (408)
Gain on sale of non-operating assets                                       1,653                    -
                                                                  --------------        -------------
  Total consolidated income (loss) from
   continuing operations before income taxes                      $        1,542        $        (747)
                                                                  ==============        ==============


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

Recent Events

On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the agreement of CSS to waive interest on the Company's note payable to CSS until June 1, 2003, the agreement of CSS to reduce the principal amount due under the note payable by $1,900,000 from $4,500,000 to $2,600,000, the agreement of CSS to assume all property taxes on the terminal facility assets, and the agreement of CSS to timely perform all obligations of payment and performance of the Port of Bay City lease agreement. The Company had been obligated for monthly payments of $108 until September 2006 under the ground lease. The terminal facility had not been in operation since fiscal 1997 and the Company had been unsuccessful in reopening the terminal due to working capital deficiencies.

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company's last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2,000,000. The Company also had recorded property taxes payable of approximately $118,000 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $1,900,000, the reduction of property taxes payable by $118,000, the conveyance of the terminal facility assets of approximately $365,000, net, and a noncash gain of $1,653,000.

In connection with this transaction, the Company and CSS entered into an Option Agreement whereby the Company would have the exclusive right and option until June 21, 2027 to purchase the terminal facility assets and lease agreement back for the lesser of $3,500,000 or the amount of an "Outside Offer". An "Outside Offer" is defined as an offer to purchase the terminal facility assets and lease agreement made by an unrelated third party during the option term. In addition, the Option provides that should the Company not exercise its option, CSS and the Company will share equally all proceeds over and above $3,500,000 resulting from the sale to an unrelated third party buyer.

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

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

The Company has not replaced Mrs. Kelley's position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper's position as Chief Financial Officer of the Company. Currently, the President and Chief Executive Officer has assumed the duties of the Chief Financial Officer.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("Company") business segments for the three months ended March 31, 2003 and 2002. This is the second quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                                                          Three Months Ended
                                                                  March 31, 2003        March 31, 2002
                                                                  --------------        --------------
                                                                  (In thousands)        (In thousands)
Texas Petroleum Marketing
Revenue                                                           $        4,600        $       4,433
Gross profit                                                                 221                  338
Operating expenses                                                           348                  423
                                                                  --------------        -------------
Operating loss                                                              (127)                 (85)

EDCO Environmental
Revenue                                                           $          276        $         339
Gross profit                                                                 158                  151

Operating expenses                                                           125                  124
                                                                  --------------        -------------
Operating income (loss)                                                       33                   27


Unallocated General and Administrative Expenses                   $          (55)       $        (176)
                                                                  ---------------       --------------

Total Continuing Operations
Revenue                                                           $        4,876        $       4,772
Gross profit                                                                 379                  489
Operating expenses                                                           528                  723
                                                                  --------------        -------------
Operating loss                                                              (149)                (234)

Discontinued Texas Convenience Store Operations

Revenue                                                           $            -        $       1,455
Gross profit                                                                   -                  267
Operating expenses                                                             -                  314
                                                                  --------------        -------------
Operating loss                                                                 -                  (47)


On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations (now classified as discontinued operations).

Consolidated revenues increased $104,000, or approximately 2%, to $4,876,000 in the quarter ended March 31, 2003, as compared with revenues of $4,772,000 in the quarter ended March 31, 2002. The increase was primarily attributable to higher fuel prices during the quarter.

Fuel sales increased $255,000 while other sales and services decreased $151,000 in the quarter ended March 31, 2003, as compared with the quarter ended March 31, 2002.

Consolidated gross profit decreased $110,000, or approximately 22%, in the quarter ended March 31, 2003, as compared with the quarter ended March 31, 2002. Gross profit expressed as a percentage of sales, "Gross Margin", was approximately 8% of sales in the quarter ended March 31, 2003, as compared to approximately 10% in the quarter ended March 31, 2002.

Operating expenses declined $195,000 in the quarter ended March 31, 2003, as compared with the quarter ended March 31, 2002. Operating expenses in the quarter ended March 31,2003 include a gain on the sale of assets of $103,000 compared to a gain on the sale of assets of $39,000 in the quarter ended March 31, 2002. Operating expenses excluding the gain or loss on sale of assets declined $131,000 to $631,000 in the quarter ended March 31, 2003 as compared to $762,000 in the quarter ended March 31, 2002.

The Company had an operating loss of $149,000 in the quarter ended March 31, 2003, as compared to an operating loss of $234,000 in the quarter ended March 31, 2002. Excluding the gain or loss on sale of assets, the quarter ended March 31, 2003 operating loss was $252,000 as compared to an operating loss of $273,000 in the quarter ended March 31, 2002.

Net income (loss) increased to a net income of $1,634,000 in the quarter ended March 31, 2003, as compared with a net loss of $290,000 in the quarter ended March 31, 2002. Net income in the current quarter includes a gain on the sale of non-operating assets of $1,653,000, interest expense of $19,000, other income of $91,000 and rental income of $58,000. Net loss for the quarter ended March 31, 2002 includes a loss on discontinued operations of $47,000 and interest expense of $9,000.

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

Revenues increased $167,000 or approximately 4% to $4,600,000 in the quarter ended March 31, 2003, as compared with revenues of $4,433,000 in the quarter ended March 31, 2002. Fuel sales in gallons increased approximately 6%, to 4,128,000 gallons, as compared with 3,878,000 gallons in the quarter ended March 31, 2002. The revenue increase is mainly attributable to increased gallons sold in the current quarter compared to the quarter ended March 31, 2002.

Gross profit decreased $117,000 or approximately 35%, to $221,000 in the quarter ended March 31, 2003, as compared with $338,000 in the quarter ended March 31, 2002. Gross Margin decreased to approximately 5% of sales in the quarter ended March 31, 2003, as compared with approximately 7% of sales in the quarter ended March 31, 2002.

Operating expenses in the quarter ended March 31, 2003 declined $75,000, or approximately 18%, as compared with the quarter ended March 31, 2002. Operating expenses include a $103,000 credit from the gain on sale of assets in the quarter ended March 31, 2003 as compared to a $39,000 credit from the gain on sale of assets in the quarter ended March 31, 2002.

The Texas petroleum marketing segment's operating loss increased $42,000 to $127,000 in the quarter ended March 31, 2003, as compared to an operating loss of $85,000 in the quarter ended March 31, 2002. Excluding the gain or loss on sale of assets, the quarter ended March 31, 2003 operating loss was $230,000, as compared to an operating loss of $124,000 in the quarter ended March 31, 2002.

EDCO Environmental (dba Star Co.)

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues decreased $63,000, or approximately 19%, to $276,000 in the quarter ended March 31, 2003, as compared to $339,000 in the quarter ended March 31, 2002.

Gross profit in the quarter ended March 31, 2003 increased $7,000 to $158,000, as compared with $151,000 in the quarter ended March 31, 2002.

Operating expenses increased $1,000 in the quarter ended March 31, 2003 to $125,000, as compared with $124,000 in the quarter ended March 31, 2002.

EDCO Environmental reported an operating profit of $33,000 in the quarter ended March 31, 2003, as compared with an operating profit of $27,000 in the quarter ended March 31, 2002.

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

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $121,000, or approximately 69%, to $55,000 in the quarter ended March 31, 2003, as compared with $176,000 in the quarter ended March 31, 2002.

Six Months Ended March 31, 2003 and 2002

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of the Company business segments for the six months ended March 31, 2003 and 2002. This is the first half of ESI's fiscal year, which begins October 1 and ends September 30.

                                                                            Six Months Ended
                                                                  March 31, 2003        March 31, 2002
                                                                  --------------        --------------
                                                                  (In thousands)        (In thousands)
Texas Petroleum Marketing

Revenue                                                           $        8,429        $       8,805
Gross profit                                                                 448                  653
Operating expenses                                                           652                  925
                                                                  --------------        -------------
Operating loss                                                              (204)                (272)

EDCO Environmental

Revenue                                                           $          543        $         490
Gross profit                                                                 298                  225
Operating expenses                                                           292                  248
                                                                  --------------        -------------
Operating income (loss)                                                        6                  (23)

Unallocated General and Administrative Expenses                   $         (110)       $        (408)

Total Continuing Operations

Revenue                                                           $        8,972        $       9,295

Gross profit                                                                 746                  878
Operating expenses                                                         1,054                1,581
                                                                  --------------        -------------
Operating loss                                                              (308)                (703)

Discontinued Texas Convenience Store Operations

Revenue                                                           $          342        $       3,066
Gross profit                                                                   8                  560
Operating expenses                                                           100                  842
                                                                  --------------        -------------
Operating loss                                                               (92)                (282)

Consolidated revenues declined $323,000, or approximately 3% to $8,972,000 in the six months ended March 31, 2003, as compared with $9,295,000 in the six months ended March 31, 2002. Motor fuel sales decreased $241,000 while other sales and services decreased $82,000 in the six months ended March 31, 2003, as compared with the six months ended March 31, 2002.

Consolidated gross profit declined $132,000, or approximately 15%, to $746,000 in the six months ended March 31, 2003, as compared with $878,000 in the six months ended March 31, 2002. Gross Margin declined to approximately 8% of sales in the six months ended March 31, 2003, as compared with approximately 9% of sales in the six months ended March 31, 2002.

Operating expenses declined $527,000, or approximately 33%, to $1,054,000 in the six months ended March 31, 2003, as compared with $1,581,000 in the six months ended March 31, 2002. Operating expenses include a $106,000 credit from the gain on sale of assets in the six months ended March 31, 2003 as compared to a $19,000 credit in the six months ended March 31, 2002. Excluding the gain or loss on sale of assets, the six months ended March 31, 2003, operating expense was $1,160,000, as compared to an operating expense of $1,600,000 in the six months ended March 31, 2002.

The Company incurred an operating loss of $308,000 in the six months ended March 31, 2003, as compared to operating loss of $703,000 in the six months ended March 31, 2002. Excluding the gain or loss on sale of assets, the six months ended March 31, 2003, operating loss was $414,000, as compared to an operating loss of $722,000 in the six months ended March 31, 2002.

Net income increased to $1,450,000 in the six months ended March 31, 2003, as compared with a net loss of $1,029,000 in the six months ended March 31, 2002. Net income in the current six months includes a $1,653,000 gain on the sale of non-operating assets, other income of $136,000, rental income of $112,000, interest expense of $51,000, and a loss from discontinued operations of the Texas Convenience Store Segment of $92,000. Net loss for the six months ended March 31, 2002 includes a $282,000 loss from the discontinued operations of the Texas Convenience Store Segment, interest expense of $35,000 and other expenses of $9,000.

Texas Petroleum Marketing Segment

Revenues decreased $376,000, or approximately 4% to $8,429,000 in the six months ended March 31, 2003, as compared with revenues of $8,805,000 in the six months ended March 31, 2002. Fuel sales in gallons declined approximately 2% to 7,166,000 gallons, as compared with 7,335,000 gallons in the six months ended March 31, 2002.

Gross profit declined $205,000, or approximately 31%, to $448,000 in the six months ended March 31, 2003, as compared with $653,000 in the six months ended March 31, 2002. Gross Margin was approximately 5% and 7% of revenues in the six months ended March 31, 2003 and March 31, 2002, respectively.

Operating expenses in the six months ended March 31, 2003 decreased $273,000 to $652,000, as compared with $925,000 in the six months ended March 31, 2002. Operating expenses include a $106,000 credit from the gain on sale of assets in the six months ended March 31, 2003 as compared to a $19,000 credit in the six months ended March 31, 2002. Excluding the gain or loss on sale of assets, the six months ended March 31, 2003 operating expense was $758,000, as compared to an operating expense of $944,000 in the six months ended March 31, 2002.

Texas petroleum marketing incurred a operating loss of $204,000 in the six months ended March 31, 2003, as compared to operating loss of $272,000 in the six months ended March 31, 2002. Excluding the gain or loss on sale of assets, the six months ended March 31, 2003 operating loss was $378,000, as compared to an operating loss of $291,000 in the six months ended March 31, 2002.

EDCO Environmental (dba Star Co.)

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Revenues increased $53,000, or approximately 11%, to $543,000 in the six months ended March 31, 2003, as compared with $490,000 in the six months ended March 31, 2002.

Gross profit in the six months ended March 31, 2003 increased $73,000 to $298,000, as compared with $225,000 in the six months ended March 31, 2002. Gross Margin increased to approximately 55% of revenues in the six months ended March 31, 2003, as compared with approximately 46% of revenues in the six months ended March 31, 2001.

Operating expenses increased $44,000, or approximately 18%, to $292,000 in the six months ended March 31, 2003, as compared with $248,000 in the six months ended March 31, 2002.

EDCO Environmental reported an operating income of $6,000 in the six months ended March 31, 2003, as compared with an operating loss of $23,000 in the six months ended March 31, 2002.

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

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $298,000, or approximately 73%, to $110,000 in the six months ended March 31, 2003, as compared with $408,000 in the six months ended March 31, 2002. The decrease is primarily attributable to new managements focus on reducing general and corporate overhead expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $182,000 and $491,000 at March 31, 2003 and 2002, respectively. The Company had a net working capital deficit of $637,000 at March 31, 2003, as compared with a deficit of $325,000 at September 30, 2002.

Cash used by operating activities was $440,000 for the six months ended March 31, 2003. During that period, cash provided by investing activities was $188,000, which was comprised of capital expenditures of $29,000 offset by proceeds from the sales of assets of $217,000. Cash used by financing activities was $57,000, which was comprised of $20,000 of borrowings under the Company's line of credit agreement, repayment of notes receivable aggregating $98,000 offset by the issuance of notes receivable of $66,000 and new borrowings of $2,000 offset by $93,000 in debt repayments.

Cash used by operating activities was $590,000 for the six months ended March 31, 2002. During that period, cash provided from investing activities was $597,000, which was comprised of capital expenditures of $24,000 offset by proceeds from the sales of assets of $621,000. Cash used by financing activities was $280,000, which was comprised entirely of debt repayments.

As of March 31, 2003, the Company had an aggregate of approximately $3,438,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% for five years commencing June 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $838,000, approximately $525,000 is due to various property taxing districts over the next three years. At March 31, 2003, the Company was in default under these agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties. As of March 31, 2003 and September 30, 2002, approximately $805,000 and $477,000, respectively, in outstanding principal is due within one year.

In July 2002, the Company secured a secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz and Couey, ("MC"). Terms of the revolving line of credit call for an annual interest rate of 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. As of March 31, 2003 and September 30, 2002, the Company had approximately $499,000 and $479,000, respectively, outstanding under this agreement. At March 31, 2003, the Company was in default on certain loan covenants under this agreement.

At March 31, 2002, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

To continue as a going concern, the Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations, selling of non-income producing assets and its existing bank line with NewFirst National Bank. There can be no assurance that management's plans will be successful implemented or that the Company will continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

At March 31, 2003, the Company had defaulted under the Matagorda County, Wharton County, and Victoria County property tax notes. At March 31, 2003, the Company had outstanding principal balances due to these counties aggregating $502,000, which is all reflected as currently due at March 31, 2003, and accrued interest aggregating $14,500. The defaults occurred due to the Company's inability to make required monthly principal and interest payments under the notes. Under the agreements, the Company was obligated to make monthly payments of $13,500 to Matagorda County, $9,500 to Wharton County, and $2,000 to Victoria County. During the quarter ended March 31, 2003, the Company made only 25% of the required monthly payments to each county.

At March 31, 2003, the Company was in default under the $500,000 revolving line of credit with NewFirst National Bank, of which $499,000 was outstanding at March 31, 2003, as the Company defaulted under the loan covenant provisions of the agreement. The Company is current on the monthly interest payments required under the agreement.

Item 4.  Submission of Matters to a Vote of Security Shareholders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8K

A. Exhibits.

   Exhibit 10.1 - Assignment of Lease By and Between Evans Systems, Inc., Way
                  Energy, Inc. and CSS Lake Jackson Property, L.P.

   Exhibit 10.2 - Management Agreement By and Between Evans Systems, Inc. and
                  CSS Lake Jackson Property, L.P.

   Exhibit 99.1 - Certification of Blair R. Couey, as President and Chief
                  Executive Officer and Acting Chief Financial Officer of the Company, pursuant to 18 U.S.C. ss. 1350, dated May 13, 2003.

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

Date: May 13, 2003

                                       By:      /s/ Blair R. Couey
                                       -----------------------------------------
                                                Blair R. Couey
                                       President and Chief Executive Officer
                                         and Acting Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2003

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer