Form 10-Q
period 2003-06-30
EVANS SYSTEMS INC
filed 2003-08-12
CIK 904901

As Filed with the Securities and Exchange Commission on August 12, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21956

EVANS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1613155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

102 South Mechanic, P.O. Box 550, El Campo, Texas 77437    (979) 245-2424

(Address including zip code and telephone number, including area code, of registrant’s principal executive offices)

Blair R. Couey, President

102 South Mechanic, P.O. Box 550, El Campo, Texas 77437

(979) 245-2424

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 11, 2003 was 9,844,831.

Evans Systems, Inc.

Part I. Financial Information

Item 1. Financial Statements

Evans Systems, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2003	September 30, 2002
Assets

Current assets:
Cash and cash equivalents	$334	$491
Trade receivables, net of allowance for doubtful accounts of $43,000 and $47,000, respectively	900	913
Inventory	369	507
Costs and estimated earnings in excess of billings on uncompleted contracts	75	72
Prepaid expenses and other current assets	185	96
Notes receivable, current portion	47	115

Total current assets	1,910	2,194
Property and equipment, net	2,926	3,547
Notes receivable, long term	29	—
Other assets	—	30

Total assets	$4,865	$5,771

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$981	$1,165
Accrued excise, property and other taxes payable	386	385
Advances on line of credit	499	479
Current portion of long-term debt	692	477
Accrued interest	36	10
Billings in excess of costs and estimated earnings on uncompleted contracts	31	3

Total current liabilities	2,625	2,519
Long-term debt, net of current portion	2,723	5,070

Total liabilities	5,348	7,589
Stockholders’ equity (deficit):
Common stock, $.01 par value, 15,000,000 shares authorized, 9,844,831 shares issued and outstanding	99	99
Additional paid-in capital	17,193	17,193
Accumulated deficit	(17,341)	(18,676)
Treasury stock, 72,589 shares, at cost	(434)	(434)

Total stockholders’ equity (deficit)	(483)	(1,818)

Total liabilities and stockholders’ equity (deficit)	$4,865	$5,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

Evans Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002
Revenues:
Motor fuel sales	$4,342	$5,711
Other sales and services	263	145

Total revenues	4,605	5,856
Cost of sales
Motor fuel	4,107	5,401
Other sales and services	76	103

Total cost of sales	4,183	5,504

Gross profit	422	352
Operating expenses:
Employment expenses	161	335
Other operating expenses	126	128
General & administrative expenses	191	178
Depreciation and amortization	54	96
(Gain) loss on sale of assets	4	(69)

Total operating expenses	536	668

Operating loss	(114)	(316)
Other income (expense)
Gain on sale of non-operating assets	—	—
Interest expense, net	(65)	(2)
Other income (expense), net	—	1
Rental income, net	64	—

Total other income (expense)	(1)	(1)

Income (loss) before income taxes	(115)	(317)
Provision for income taxes	—	—

Income (loss) from continuing operations	(115)	(317)
Discontinued operations (Note B):
Loss from discontinued operations of Texas Convenience Stores to November 18, 2002	—	(249)

Total discontinued operations	—	(249)

Extraordinary gain on restructuring transactions	—	1,799

Net income (loss)	$(115)	$1,233

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.05)
Discontinued operations	—	(0.03)
Extraordinary gain	—	0.26

Earnings (loss) per common share	$(0.01)	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements

Evans Systems, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended June 30,
	2003	2002
Revenues:
Motor fuel sales	$12,771	$14,381
Other sales and services	806	770

Total revenues	13,577	15,151
Cost of sales
Motor fuel	12,086	13,451
Other sales and services	323	470

Total cost of sales	12,409	13,921

Gross profit	1,168	1,230
Operating expenses
Employment expenses	497	984
Other operating expenses	425	425
General & administrative expenses	587	581
Depreciation and amortization	183	347
(Gain) loss on sale of assets	(102)	(88)

Total operating expenses	1,590	2,249

Operating loss	(422)	(1,019)
Other income (expense)
Gain on sale of non-operating assets	1,653	—
Interest expense, net	(116)	(37)
Other income (expense), net	136	(8)
Rental income, net	176	—

Total other income (expense)	1,849	(45)

Income (loss) before income taxes	1,427	(1,064)
Provision for income taxes	—	—

Income (loss) from continuing operations	1,427	(1,064)
Discontinued operations (Note B):
Loss from discontinued operations of Texas Convenience Store to November 18, 2002	(92)	(531)

Total discontinued operations	(92)	(531)

Extraordinary gain on restructuring transactions	—	1,799

Net income (loss)	$1,335	$204

Basic and diluted earnings (loss) per share:
Continuing operations	$0.14	$(0.15)
Discontinued operations	—	(0.08)
Extraordinary gain	(0.01)	0.26

Earnings (loss) per common share	$0.13	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements

Evans Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,335	$204
Adjustments:
Depreciation and amortization	183	430
(Gain) loss on sale of assets	(102)	(162)
Gain on sale of non-operating assets	(1,653)	—
Extraordinary gain on restructuring transactions	—	(1,799)
Changes in working capital:
Current assets	59	625
Other assets	30	(48)
Current liabilities	(111)	(220)

Total adjustments	(1,594)	(1,174)

Net cash provided (used) by operating activities	(259)	(970)
Cash flows from investing activities:
Capital expenditures	(45)	(24)
Proceeds from sale of property and equipment	220	794

Net cash provided (used) by investing activities	175	770
Cash flows from financing activities:
Net proceeds from stock issuance	—	150
Issuance of notes receivable	(86)	—
Repayment on notes receivable	125	—
Borrowings under line of credit agreement, net	20	—
Repayment on notes payable	(134)	(321)
Borrowings under note payable agreements	2	—

Net cash provided (used) by financing activities	(73)	(171)

Net increase (decrease) in cash	(157)	(371)
Cash and cash equivalents, beginning of period	491	604

Cash and cash equivalents, end of period	$334	$233

Supplemental Disclosure of Non-Cash Transactions
Sale of Terminal Facility (Note E)
Proceeds through relief of debt and taxes	$2,018	$—
Net book value of terminal facility	365	—

Gain on sale of terminal facility	$1,653	$—

Foreclosure of ChemWay Warehouse
Relief of assumed debt on foreclosed warehouse	$—	$501
Net book value of foreclosed warehouse	—	471

Gain on foreclosure of warehouse	$—	$30

Restructuring Transactions
Extinguishment of current liabilities and notes payable	$—	$9,746
Issuance of notes payable	—	(5,512)
Conveyance of fixed assets and inventory	—	(2,435)

Extraordinary gain on restructuring transactions	$—	$1,799

The accompanying notes are an integral part of these condensed consolidated financial statements

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2003. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B – Discontinued Operations

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Two lease agreements for two stores to an outside operator call for lease payments of $2,800 and $3,200 per month for 5 years with payments beginning December 1, 2002. Each lease maintains one 10-year extension option. One lease agreement for a store to an outside operator calls for lease payments of $2,400 per month for 5 years beginning December 1, 2002, with two 5-year extension options. Under the lease agreements, the Company, through its Texas Petroleum Marketing Segment, executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three and nine months ended June 30, 2003 and 2002 are as follows (in thousands):

	Quarter Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003*	2002
Revenues	$—	$835	$342	$3,902

Gross Profit	$—	$122	$8	$682

Income (loss) from operations	$—	$(249)	$(92)	$(531)

*	Through November 18, 2002.

Note C – Change in Accounting Principal

In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out (LIFO) method was used. After taking into consideration the Company’s plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuing all Company inventories, as inventories of oil and grease, automotive products and accessories, chemical products and convenience store products already utilize the FIFO method of accounting. The financial statements of prior periods have been restated to apply the new method retroactively. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. The effect of the accounting change on net loss as previously reported for the three and nine months ended June 30, 2002 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2002
Net income (loss) as previously reported	$1,253	$194
Adjustment for effect of a change in accounting principle that is applied retroactively	(20)	10

Net income (loss) as adjusted	$1,233	$204

Per share amounts:
Earnings per common share:
Net loss as previously reported	$0.18	$0.03
Adjustment for effect of a change in accounting principle that is applied retroactively	—	—

Net loss as adjusted	$0.18	$0.03

Note D – Long-Term Debt

In January 2003, the Company entered into an amended agreement with Cain, Smith & Strong, L.P. (“CSS”) that resulted in a reduction of the principal due under the note dated June 24, 2002 in the original amount of $4,500,000 to $2,600,000, a deferral of interest payment until June 2003 and the assumption of property taxes by CSS aggregating approximately $118,000 (Note E).

As of June 30, 2003, the Company had an aggregate of approximately $3,415,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% for five years commencing June 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $815,000, approximately $660,000 is due to various property taxing districts over the next three years. At June 30, 2003, the Company was in default under three of these note agreements aggregating $629,000, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties.

In July 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company’s inventory, accounts receivable, certain property in Bay City, Texas and by the Company’s common stock beneficially owned by Mauritz and Couey, (“MC”). Terms of the revolving line of credit call for an annual interest rate of 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. As of June 30, 2003 and September 30, 2002, the Company had approximately $499,000 and $479,000, respectively, outstanding under this agreement. At June 30, 2003, the Company was in default on certain loan covenants under this agreement.

Note E – Sale of Non-Operating Terminal Facility

On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the agreement of CSS to waive interest on the Company’s note payable to CSS until June 1, 2003, the agreement of CSS to reduce the principal amount due under the note payable by $1,900,000 from $4,500,000 to $2,600,000, the agreement of CSS to assume all property taxes on the terminal facility assets, and the agreement of CSS to timely perform all obligations of payment and performance of the Port of Bay City lease agreement. The Company had been obligated for monthly payments of $108 until September 2006 under the ground lease. The terminal facility had not been in operation since fiscal 1997 and the Company had been unsuccessful in reopening the terminal due to working capital deficiencies.

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company’s last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2,000,000. The Company also had recorded property taxes payable of approximately $118,000 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $1,900,000, the reduction of property taxes payable by $118,000, the conveyance of the terminal facility assets of approximately $365,000, net, and a noncash gain of $1,653,000.

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

Note F – Costs and Estimated Earnings on Uncompleted Contracts

At June 30, 2003 and September 30, 2002, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

	June 30, 2003	Sept. 30, 2002
Costs incurred to date on uncompleted contracts	$144	$240
Estimated earnings	180	138

	324	378
Billings to date	(280)	(309)

Total	$44	$69

Included in the accompanying condensed consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$75	$72
Billings in excess of costs and estimated earnings on uncompleted contracts	(31)	(3)

Total	$44	$69

The Company’s backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $250,000 at June 30, 2003 and September 30, 2002, respectively. There were no material revisions in contract estimates during the three and nine months ended June 30, 2003.

Note G – Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note H – Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2003 were computed using 9,844,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and nine months ended June 30, 2003 as they would have resulted in an antidilutive effect as the exercise price exceeded the average market price per share during the period. Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2002 were computed using 6,965,498 and 6,827,633 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and nine months ended June 30, 2002 as they would have resulted in an antidilutive effect on loss from continuing operations.

At June 30, 2003, the Company had an aggregate 9,844,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,155,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note I – Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2003, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During the quarter ended December 31, 2002, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company’s common stock. The petition alleges that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company’s common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000. The Plaintiff’s allege that they never received the common shares or a refund of the subscription funds. The lawsuit demands, among other relief, unspecified compensatory damages, attorney’s fees and costs of conducting the litigation. The Company intends to defend itself vigorously in these matters. It is possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods. The Company has not accrued any liability in connection with this lawsuit.

On June 22, 2002, the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company’s common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company’s debt to equity ratio shall be less than 50%; (iii) the Company’s revenue/debt ratio shall be less than 0.05, and (iv) the Company’s interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note’s purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management’s opinion that it is very unlikely this note will become effective prior to the termination date.

Note J – Management’s Plans

New management and directors were appointed on June 24, 2002. From that date through June 30, 2003, an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company’s future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the three remaining convenience stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of management’s plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations (Note E). The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

There can be no assurance that management’s plans will be successfully implemented or that the Company will continue as a going concern.

Note K – Change in Board of Directors and Officers

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

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

In June 2003, Mrs. Christie Karasek was named as Secretary/Treasurer of the Board of Directors.

The Company has not replaced Mrs. Kelley’s position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper’s position as Chief Financial Officer of the Company. Currently, the President and Chief Executive Officer has assumed the duties of the Chief Financial Officer.

Note L – Segment Reporting

Under the guidance of SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company has two reportable segments: Texas petroleum marketing and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company’s open dealer accounts with motor fuels. The environmental remediation services segment provides environmental assessment and remediation services for the petroleum industry in the southeast Texas market area.

As discussed in Note B, the Company discontinued its Texas convenience stores segment operations, which featured self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company’s business activities is summarized as follows (in thousands):

Three Months Ended	Texas Petroleum Marketing	Environmental Remediation Services	Other Reconciling Items (1)	Consolidated Total
June 30, 2003-
Revenues from external Customers:
Motor fuel sales	$4,342	$—	$—	$4,342
Other	—	263	—	263
Intersegment revenues	—	—	—	—

Total revenues	$4,342	$263	$—	$4,605

Depreciation and amortization	$48	$4	$2	$54
Operating income (loss)	$(118)	$51	$(47)	$(114)

June 30, 2002-
Revenues from external Customers:
Motor fuel sales	$5,711	$—	$—	$5,711
Other	—	145	—	145
Intersegment revenues	—	—	—	—

Total revenues	$5,711	$145	$—	$5,856

Depreciation and amortization	$90	$4	$2	$96
Operating income (loss)	$(94)	$(100)	$(122)	$(316)

(1)	Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company’s segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	Quarter Ended June 30,
	2003	2002
Total operating loss for reportable segments	$(67)	$(194)
Rental income, net	64	—
Other income, net	—	1
Interest expense, net	(65)	(2)
Unallocated corporate overhead expenses	(47)	(122)
Gain on sale of non-operating assets	—	—

Total consolidated income (loss) from continuing operations before income taxes	$(115)	$(317)

Nine Months Ended	Texas Petroleum Marketing	Environmental Remediation Services	Other Reconciling Items (1)	Consolidated Total
June 30, 2003-
Revenues from external Customers:
Motor fuel sales	$12,771	$—	$—	$12,771
Other	—	806	—	806
Intersegment revenues	—	—	—	—

Total revenues	$12,771	$806	$—	$13,577

Depreciation and amortization	$165	$12	$6	$183
Operating income (loss)	$(322)	$57	$(157)	$(422)

June 30, 2002-
Revenues from external Customers:
Motor fuel sales	$14,381	$—	$—	$14,381
Other	135	635	—	770
Intersegment revenues	—	—	—	—

Total revenues	$14,516	$635	$(762)	$15,151

Depreciation and amortization	$328	$12	$7	$347
Operating income (loss)	$(366)	$(123)	$(530)	$(1,019)

(1)	Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company’s segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

	Nine Months Ended June 30,
	2003	2002
Total operating income (loss) for reportable segments	$(265)	$(489)
Rental income, net	176	—
Other income (expense), net	136	(8)
Interest expense, net	(116)	(37)
Unallocated corporate overhead expenses	(157)	(530)
Gain on sale of non-operating assets	1,653	—

Total consolidated income (loss) from continuing operations before income taxes	$1,427	$(1,064)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Quarterly Report on Form 10-Q, the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions are intended to be forward-looking statements.

Recent Events

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

In December 2002, Mr. L.G. Raun, Jr. was named a Director to the Company.

In June 2003, Mrs. Christie Karasek was named Secretary/Treasurer of the Board of Directors

The Company has not replaced Mrs. Kelley’s position as Chair of the Audit Committee. Currently, the audit committee consists of only one member. The Company also has not replaced Mrs. Cooper’s position as Chief Financial Officer of the Company. Currently, the President and Chief Executive Officer has assumed the duties of the Chief Financial Officer.

Application of Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results.

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

Revenue Recognition

The Company’s policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from motor fuel sales to open dealer accounts are recognized when delivered. Revenues from motor fuel sales and retail sales at convenience stores are recognized when sold at the store. Expenses are recognized in the period in which they are incurred.

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

Change in Accounting Principle

In September 2002, the Company adopted the first-in, first-out (FIFO) method of costing gas and diesel fuel inventories. Previously, the last-in, first out (LIFO) method was used. After taking into consideration the Company’s plans to hold less inventory and provide a faster inventory turn, management believes that the FIFO method will more accurately reflect fuel inventories at or near current replacements costs, provide a more realistic fair value measurement of current assets and will be more representative of industry trends applied by other regional and local petroleum distributors. In addition, FIFO provides a uniform method for valuing all company inventories, as inventories of oil and grease, automotive products and accessories already utilize the FIFO method of accounting. The financial statements of prior years have been restated to apply the new method retroactively. The balances of retained earnings (deficit) for fiscal 2002, 2001, 2000 and prior years have been adjusted for the effect of applying retroactively the new method of accounting. The otherwise tax liability from this change is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Results of Operations

Three Months Ended June 30, 2003 and 2002

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. (“Company”) business segments for the three months ended June 30, 2003 and 2002. This is the second quarter of the Company’s fiscal year, which begins on October 1 and ends on September 30.

	Three Months Ended
	June 30, 2003	June 30, 2002
	(In thousands)	(In thousands)
Texas Petroleum Marketing
Revenue	$4,342	$5,711
Gross profit	236	310
Operating expenses	354	404

Operating loss	(118)	(94)

EDCO Environmental
Revenue	$263	$145
Gross profit	186	42
Operating expenses	135	142

Operating income (loss)	51	(100)

Unallocated General and Administrative Expenses	$(47)	$(122)

Total Continuing Operations
Revenue	$4,605	$5,856
Gross profit	422	352
Operating expenses	536	668

Operating loss	(114)	(316)

Discontinued Texas Convenience Store Operations
Revenue	$—	$835
Gross profit	—	122
Operating expenses	—	371

Operating loss	—	(249)

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations (now classified as discontinued operations).

Consolidated revenues decreased $1,251,000, or approximately 21%, to $4,605,000 in the quarter ended June 30, 2003, as compared with revenues of $5,856,000 in the quarter ended June 30, 2002. The decrease was primarily attributable to the Company’s continued focus on incoming producing assets only.

Fuel sales decreased $1,369,000 while other sales and services increased $118,000 in the quarter ended June 30, 2003, as compared with the quarter ended June 30, 2002.

Consolidated gross profit increased $70,000, or approximately 20%, in the quarter ended June 30, 2003,

as compared with the quarter ended June 30, 2002. Gross profit expressed as a percentage of sales, “Gross Margin”, was approximately 9% of sales in the quarter ended June 30, 2003, as compared to approximately 6% in the quarter ended June 30, 2002.

Operating expenses declined $132,000 in the quarter ended June 30, 2003, as compared with the quarter ended June 30, 2002. Operating expenses in the quarter ended June 30, 2003 include a loss on the sale of assets of $4,000 compared to a gain on the sale of assets of $69,000 in the quarter ended June 30, 2002. Operating expenses excluding the gain or loss on sale of assets declined $205,000 to $532,000 in the quarter ended June 30, 2003 as compared to $737,000 in the quarter ended June 30, 2002.

The Company had an operating loss of $114,000 in the quarter ended June 30, 2003, as compared to an operating loss of $316,000 in the quarter ended June 30, 2002. Excluding the gain or loss on sale of assets, the quarter ended June 30, 2003 operating loss was $110,000 as compared to an operating loss of $385,000 in the quarter ended June 30, 2002.

Net income (loss) increased to a net loss of $115,000 in the quarter ended June 30, 2003, as compared with a net gain of $1,233,000 in the quarter ended June 30, 2002. Net loss in the current quarter includes interest expense of $65,000 and rental income of $64,000. Net income for the quarter ended June 30, 2002 includes a loss on discontinued operations of $249,000 and an extraordinary gain of $1,799,000 on the restructuring transactions.

Texas Petroleum Marketing Segment

The Texas Petroleum Marketing segment’s revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

A.	Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company’s agreements with such independent store operators (“Special Purpose Leases”), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

B.	Independently owned gasoline stations and convenience stores (“Open Dealers”) to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

Revenues increased $1,369,000 or approximately 24% to $4,342,000 in the quarter ended June 30, 2003, as compared with revenues of $5,711,000 in the quarter ended June 30, 2002. The revenue decrease is mainly attributable to expected decreased gallons sold in the current quarter compared to the quarter ended June 30, 2002 as the Company continues to implement management’s plans.

Gross profit decreased $74,000 or approximately 24%, to $236,000 in the quarter ended June 30, 2003, as compared with $310,000 in the quarter ended June 30, 2002. Gross Margin remained consistent at approximately 5% of sales in the quarters ended June 30, 2003 and June 30, 2002.

Operating expenses in the quarter ended June 30, 2003 declined $50,000, or approximately 12%, as compared with the quarter ended June 30, 2002. Operating expenses include a $4,000 charge from the loss on sale of assets in the quarter ended June 30, 2003 as compared to a $20,000 credit from the gain on sale of assets in the quarter ended June 30, 2002.

The Texas petroleum marketing segment’s operating loss increased $24,000 to $118,000 in the quarter ended June 30, 2003, as compared to an operating loss of $94,000 in the quarter ended June 30, 2002. Excluding the gain or loss on sale of assets, the quarter ended June 30, 2003 operating loss was $114,000, as compared to an operating loss of $114,000 in the quarter ended June 30, 2002.

EDCO Environmental (dba Star Co.)

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues increased $118,000, or approximately 81%, to $263,000 in the quarter ended June 30, 2003, as compared to $145,000 in the quarter ended June 30, 2002. The increase is primarily attributable to managements continued focus on growing and expanding this segment through new contracts.

Gross profit in the quarter ended June 30, 2003 increased $144,000 to $186,000, as compared with $42,000 in the quarter ended June 30, 2002.

Operating expenses decreased $7,000 in the quarter ended June 30, 2003 to $135,000, as compared with $142,000 in the quarter ended June 30, 2002.

EDCO Environmental reported an operating profit of $51,000 in the quarter ended June 30, 2003, as compared with an operating loss of $100,000 in the quarter ended June 30, 2002.

Discontinued Operations – Texas Convenience Store Segment

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

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $75,000, or approximately 61%, to $47,000 in the quarter ended June 30, 2003, as compared with $122,000 in the quarter ended June 30, 2002.

Nine Months Ended June 30, 2003 and 2002

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of the Company business segments for the nine months ended June 30, 2003 and 2002. This is the first half of the Company’s fiscal year, which begins October 1 and ends September 30.

	Nine Months Ended
	June 30, 2003	June 30, 2002
	(In thousands)	(In thousands)
Texas Petroleum Marketing
Revenue	$12,771	$14,516
Gross profit	684	963
Operating expenses	1,006	1,329

Operating loss	(322)	(366)

EDCO Environmental
Revenue	$806	$635
Gross profit	484	267
Operating expenses	427	390

Operating income (loss)	57	(123)

Unallocated General and Administrative Expenses	$(157)	$(530)

Total Continuing Operations
Revenue	$13,577	$15,151
Gross profit	1,168	1,230
Operating expenses	1,590	2,249

Operating loss	(422)	(1,019)

Discontinued Texas Convenience Store Operations
Revenue	$342	$3,901
Gross profit	8	682
Operating expenses	100	1,213

Operating loss	(92)	(531)

Consolidated revenues declined $1,574,000, or approximately 10% to $13,577,000 in the nine months ended June 30, 2003, as compared with $15,151,000 in the nine months ended June 30, 2002. Motor fuel sales decreased $1,745,000 while other sales and services increased $171,000 in the nine months ended June 30, 2003, as compared with the nine months ended June 30, 2002.

Consolidated gross profit declined $62,000, or approximately 5%, to $1,168,000 in the nine months ended June 30, 2003, as compared with $1,230,000 in the nine months ended June 30, 2002. Gross Margin increased to approximately 9% of sales in the nine months ended June 30, 2003, as compared with approximately 8% of sales in the nine months ended June 30, 2002.

Operating expenses declined $659,000, or approximately 29%, to $1,590,000 in the nine months ended June 30, 2003, as compared with $2,249,000 in the nine months ended June 30, 2002. Operating expenses include a $102,000 credit from the gain on sale of assets in the nine months ended June 30, 2003 as compared to an $88,000 credit in the nine months ended June 30, 2002. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2003 operating expense was $1,692,000, as compared to an operating expense of $2,337,000 in the nine months ended June 30, 2002.

The Company incurred an operating loss of $422,000 in the nine months ended June 30, 2003, as compared to operating loss of $1,019,000 in the nine months ended June 30, 2002. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2003 operating loss was $524,000, as compared to an operating loss of $1,107,000 in the nine months ended June 30, 2002.

Net income increased to $1,335,000 in the nine months ended June 30, 2003, as compared with a net income of $204,000 in the nine months ended June 30, 2002. Net income in the current nine months includes a $1,653,000 gain on the sale of non-operating assets, other income of $136,000, rental income of $176,000, interest expense of $116,000, and a loss from discontinued operations of the Texas Convenience Store Segment of $92,000. Net income for the nine months ended June 30, 2002 includes a $531,000 loss from the discontinued operations of the Texas Convenience Store Segment, interest expense of $37,000, other expenses of $8,000 and a $1,799,000 extraordinary gain on the restructuring transactions.

Texas Petroleum Marketing Segment

Revenues decreased $1,745,000, or approximately 12% to $12,771,000 in the nine months ended June 30, 2003, as compared with revenues of $14,516,000 in the nine months ended June 30, 2002. Gross profit declined $279,000, or approximately 29%, to $684,000 in the nine months ended June 30, 2003, as compared with $963,000 in the nine months ended June 30, 2002. Gross Margin was approximately 5% and 7% of revenues in the nine months ended June 30, 2003 and June 30, 2002, respectively.

Operating expenses in the nine months ended June 30, 2003 decreased $323,000 to $1,006,000, as compared with $1,329,000 in the nine months ended June 30, 2002. Operating expenses include a $102,000 credit from the gain on sale of assets in the nine months ended June 30, 2003 as compared to an $88,000 credit in the nine months ended June 30, 2002. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2003 operating expense was $1,108,000, as compared to an operating expense of $1,417,000 in the nine months ended June 30, 2002.

Texas petroleum marketing incurred a operating loss of $322,000 in the nine months ended June 30, 2003, as compared to operating loss of $366,000 in the nine months ended June 30, 2002. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2003 operating loss was $424,000, as compared to an operating loss of $454,000 in the nine months ended June 30, 2002.

EDCO Environmental (dba Star Co.)

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Revenues increased $171,000, or approximately 27%, to $806,000 in the nine months ended June 30, 2003, as compared with $635,000 in the nine months ended June 30, 2002. The increase is primarily attributable to managements continued focus on growing and expanding this segment through new contracts.

Gross profit in the nine months ended June 30, 2003 increased $217,000 to $484,000, as compared with $267,000 in the nine months ended June 30, 2002. Gross Margin increased to approximately 60% of revenues in the nine months ended June 30, 2003, as compared with approximately 42% of revenues in the nine months ended June 30, 2002.

Operating expenses increased $37,000, or approximately 9%, to $427,000 in the nine months ended June 30, 2003, as compared with $390,000 in the nine months ended June 30, 2002.

EDCO Environmental reported an operating income of $57,000 in the nine months ended June 30, 2003, as compared with an operating loss of $123,000 in the nine months ended June 30, 2002.

Discontinued Operations – Texas Convenience Store Segment

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

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $373,000, or approximately 70%, to $157,000 in the nine months ended June 30, 2003, as compared with $530,000 in the nine months ended June 30, 2002. The decrease is primarily attributable to new managements focus on reducing general and corporate overhead expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $334,000 and $491,000 at June 30, 2003 and September 30, 2002, respectively. The Company had a net working capital deficit of $715,000 at June 30, 2003, as compared with a deficit of $325,000 at September 30, 2002.

Cash used by operating activities was $259,000 for the nine months ended June 30, 2003. During that period, cash provided by investing activities was $175,000, which was comprised of capital expenditures of $45,000 offset by proceeds from the sales of assets of $220,000. Cash used by financing activities was $73,000, which was comprised of $20,000 of borrowings under the Company’s line of credit agreement, repayment of notes receivable aggregating $125,000 offset by the issuance of notes receivable of $86,000 and new borrowings of $2,000 offset by $134,000 in debt repayments.

Cash used by operating activities was $970,000 for the nine months ended June 30, 2002. During that period, cash provided from investing activities was $770,000, which was comprised of capital expenditures of $24,000 offset by proceeds from the sales of assets of $794,000. Cash used by financing activities was $171,000, which was comprised of debt repayments of $321,000 offset by proceeds from stock issuance of $150,000.

As of June 30, 2003, the Company had an aggregate of approximately $3,415,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% for five years commencing June 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $815,000, approximately $660,000 is due to various property-taxing districts over the next three years. At June 30, 2003, the Company was in default under three of these note agreements aggregating $629,000, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

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

To continue as a going concern, the Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations, selling of non-income producing assets and its existing bank line with NewFirst National Bank. There can be no assurance that management’s plans will be successful implemented or that the Company will continue as a going concern.

New Accounting Pronouncements

SFAS No. 147, “Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, was issued in October 2002, and addresses FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method”, provided interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The Company does not believe that the adoption of this Statement will have a material impact on the Company’s financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”, was issued in December 2002. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported. Managements does not believe that the adoption of SFAS No.148 will have a material effect on the Company’s financial statements.

In November 2002, the FASB released FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial statement periods ending after December 15, 2002. Managements does not believe that the adoption of FIN 45 will have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Chief Executive Officer within 90 days of the filing of this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

As used herein, “disclosure controls and procedures” means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Since the date of the evaluation described above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1.	Legal Proceedings

During the quarter ended December 31, 2002, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company’s common stock. The petition alleges that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company’s common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000. The Plaintiff’s allege that they never received the common shares or a refund of the subscription funds. The lawsuit demands, among other relief, unspecified compensatory damages, attorney’s fees and costs of conducting the litigation. The Company intends to defend itself vigorously in these matters. It is possible, however, that the outcome of any present or future litigation may have a material adverse impact on the Company’s financial condition or results of operations in one or more future periods. The Company has not accrued any liability in connection with this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

At June 30, 2003, the Company had defaulted under the Matagorda County, Wharton County, and Victoria County property tax notes. At June 30, 2003, the Company had outstanding principal balances due to these counties aggregating $629,000, which is all reflected as currently due at June 30, 2003, and accrued interest aggregating $14,500. The defaults occurred due to the Company’s inability to make required monthly principal and interest payments under the notes. Under the agreements, the Company was obligated to make monthly payments of $13,500 to Matagorda County, $9,500 to Wharton County, and $2,000 to Victoria County. During the quarter ended June 30, 2003, the Company made only 25% of the required monthly payments to each county.

At June 30, 2003, the Company was in default under the $500,000 revolving line of credit with NewFirst National Bank, of which $499,000 was outstanding at June 30, 2003, as the Company defaulted under the loan covenant provisions of the agreement. The Company is current on the monthly interest payments required under the agreement.

Item 4. Submission of Matters to a Vote of Security Shareholders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8K

A.	Exhibits.

Exhibit 31 – Section 302 Certification of Blair R. Couey, as Chief Executive Officer and Acting Chief Financial Officer

Exhibit 32 – Section 906 Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial Officer

B.	Reports on Form 8K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2003

EVANS SYSTEMS, INC.

By:	/s/ Blair R. Couey.
Blair R. Couey
President and Chief Executive Officer and Acting Chief Financial Officer