Form 10-K
period 2003-09-30
EVANS SYSTEMS INC
filed 2004-01-13
CIK 904901

As Filed with the Securities Exchange Commission on January 13, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21956

EVANS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Texas	74-1613155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1625 Hwy 60 North, Bay City, Texas 77414    (979) 245-2424

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On January 7, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $689,278.

On January 7, 2004, there were 9,846,831 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-K, the words “estimate,” “anticipate,” “expect,” “believe,” and similar expressions are intended to be forward-looking statements.

Item 1. Business

Evans Systems Inc. and its subsidiaries, (dba MC Star and collectively referred to herein as the “Company”) distributes motor fuels and lubricants to branded retail accounts and commercial industrial users as well as provides environmental remediation services in southern Texas.

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

Operating results for each of the Company’s segments follow (in thousands).

	Year Ended Sept. 30, 2003	Year Ended Sept. 30, 2002	Year Ended Sept. 30, 2001
Texas Petroleum Marketing
Revenue from External Customers	$17,536	$19,658	$33,981
Operating Income (Loss)	45	(1,064)	77
Environmental Operations
Revenue	$1,457	$1,124	$962
Operating Income (Loss)	183	44	19
Unallocated General and Administrative Expenses	(504)	(732)	(759)
Total Continuing Operations
Revenue	$18,993	$20,782	$28,487
Operating Loss	(276)	(1,752)	(663)
Texas Convenience Store Operations[1]
Revenue	$342	$5,045	$12,543
Operating Loss	(92)	(809)	(885)
[1] Texas Convenience Store operations ceased November 18, 2002.
Louisiana Operations[2]
Revenue	$—	$—	$4,717
Operating Loss	—	—	(766)
[2] Louisiana operations ceased May 17, 2001 and substantially all of the assets were sold.

Texas Petroleum Marketing

The following table sets forth the revenues of the Texas Petroleum Marketing segment (in thousands):

	Fiscal Year Ended September 30
	2003	2002	2001
Refined petroleum product sales	$17,320	$19,578	$27,270
Non-petroleum product sales	216	80	255

Total sales	$17,536	$19,658	$33,981

The Texas Petroleum Marketing segment’s revenues are primarily derived from the sale of motor fuels to the public through retail outlets:

•	Gasoline retail facilities with Company-supplied equipment consisting of pumps, lights, canopies and in many cases underground storage tanks, at independently owned convenience stores. Under the terms of the Company’s agreements with such independent store operators (“Special Purpose Leases”), the Company receives 40 percent or 50 percent of the gasoline gross profit, depending upon who owns the underground gasoline equipment.

•	Independently owned gasoline stations and convenience stores (“Open Dealers”) to which the Company provides major oil company brand names, credit card processing and signs and, without further investment, receives its customary markup on fuel deliveries.

The Texas Petroleum Marketing segment also supplies lubricants to commercial and industrial customers.

The Texas Petroleum Marketing segment distributes to its motor fuel customers both directly from refinery racks, and through the Company’s bulk plant facilities.

During fiscal 2003, the Texas Petroleum Marketing Segment sold various equipment, vehicles and a leased store with an aggregate net book value of $270,000 for total proceeds of $105,000. The Texas Petroleum Marketing Segment also sold a note receivable with a principle balance of approximately $83,000 and various vehicles and equipment with a net book value of $1,500 to Mauritz & Couey for relief of amounts owed to Mauritz & Couey for fuel purchases of approximately $203,500. The assets conveyed to Mauritz & Couey were appraised at approximately $100,000 at the date of conveyance. The Texas Petroleum Marketing Segment recorded a loss of $48,000 on these transactions during the year ended September 30, 2003.

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

The aggregate net book value of the terminal facility assets at the date of conveyance was approximately $365,000 and the Company’s last independent appraisal of the terminal facility, dated July 2001, estimated the fair market value of the terminal facility at approximately $2,000,000. The Company also had recorded property taxes payable of approximately $118,000 on the terminal facility assets. Accordingly, in January 2003, the Company recorded the reduction of the note payable to CSS by $1,900,000, the reduction of property taxes payable by $118,000, the conveyance of the terminal facility assets of approximately $365,000, net, and a noncash gain on the sale of non-operating assets of $1,653,000.

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

During the first quarter of 2001, the Texas Petroleum Marketing segment closed on the sale of some of its Citgo, Texaco (Motiva) and Diamond Shamrock dealer and consignment accounts. Net proceeds from the sale of the Citgo, Texaco and Diamond Shamrock dealer and consignment accounts approximated $194,000, $642,000 and $450,000, respectively, which were used for working capital and to reduce the Company’s outstanding debt. The Company recorded a net gain on the sales of approximately $587,000, inclusive of a $159,000 net gain on the sales of the distribution contracts. The net book value of the assets sold approximated $699,000, which consisted primarily of fuel dispensing equipment and tanks at the respective dealer and consignment locations.

During the second quarter of 2001, the Texas Petroleum Marketing segment closed on the sale of its Phillips 66 dealer and consignment accounts. Net proceeds from the sale of the Phillips 66 dealer and consignment accounts approximated $556,000, which was used for working capital and to reduce the Company’s outstanding debt. The Company recorded a net gain on the sale of approximately $238,000, inclusive of a $75,000 gain on the sale of the distribution contract. The net book value of the assets sold approximated $318,000, which consisted primarily of fuel dispensing equipment and tanks.

The Texas Petroleum Marketing segment also closed on the sale of three independent dealer and consignment accounts during the second quarter of 2001. Net proceeds from the sale of the independent dealer and consignment accounts approximated $178,000, which was used for working capital and to reduce the Company’s outstanding debt. The Company recorded a net gain on the sale of approximately $8,000. The net book value of the assets sold approximated $170,000, which consisted primarily of fuel dispensing equipment and tanks at the dealer and consignment locations.

Environmental Operations

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Star Co. currently focuses its efforts on the following activities:

Underground storage tank (“UST”) removal	UST regulator upgrades
Site assessments for regulatory agencies	UST repairs and maintenance
Site clean up reimbursement

Star Co. has provided environmental remediation services to approximately 100 customers ranging from gasoline stations, convenience stores, public utilities, banks, major oil companies, large industrial corporations, various small local enterprises and a variety of governmental institutions and enterprises. The environmental protection business is primarily the result of government mandate. In the mid-1980’s, the EPA initiated a program for the management of USTs throughout the U.S.

The EPA now requires stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new motor vehicles. The deadline for compliance with the UST improvement guidelines was December 1998.

A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking USTs. In Texas, this was accomplished through the Groundwater Protection Act (“GPA”), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a fee assessed on motor fuels sold in the state. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality (“TCEQ”) can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. For locations where contamination already exists, the UST owner/operator must comply with TCEQ clean-up regulations or risk fines of up to $10,000 per day and disqualification from the benefits and funding of the GPA.

Star Co. reported revenues of $1,457,000, $1,124,000 and $962,000 in 2003, 2002 and 2001, respectively. The TCEQ is continuing to provide reimbursements for clean up of those contaminated locations which were registered with the TCEQ on or before December 22, 1998. Cleanup of locations that became known after December 22, 1998 are generally funded by private insurance or by the location owner.

Discontinued Operations

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

Evans Oil of Louisiana

On May 17, 2001, the Company closed on the sale of substantially all the assets and inventory of Evans Oil of Louisiana (EOLA) for total cash, net of closing costs, of $1,152,000 and discontinued its Louisiana operations. The assets and inventory sold had a net book value of approximately $806,000 and $259,000, respectively, on May 17, 2001. The Company recorded a net loss from discontinued operations of $733,000, which was comprised of a gain on the sale of assets of approximately $87,000, offset by a loss from discontinued operations to May 17, 2001 of $820,000. The proceeds of the sale were used to reduce outstanding debt. The results of operations of EOLA have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

Employee Relations

At September 30, 2003, the Company employed 25 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

Competition

All of the Company’s business segments operate in a highly competitive environment. The Company competes on the basis of price, service, and quality. In addition, each of the respective business systems faces special competitive factors. In all phases of operations, the Company encounters strong competition from a number of companies, including some companies with significantly greater resources than the Company. Many of these larger competitors employ financial and personnel resources substantially in excess of those that are available to the Company. The Company’s Texas Petroleum Marketing Segment also competes with integrated oil companies, which, in some cases, own or control a majority of their Petroleum Marketing facilities or convenience store locations. These major oil companies may offer their products to the Company’s competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

Star Co. is a full service environmental company. In the past, the remediation industry was not highly competitive, but increasingly companies are entering the environmental business. Management of Star Co. anticipates that the business will become increasingly competitive in the years ahead.

The remediation industry is characterized by a few large companies, some medium sized companies such as Star Co., and many small independent companies. Some competitors are larger and have greater resources than Star Co. Star Co. competes primarily with engineering firms and private contractors in addition to other environmental remediation companies.

The continued growth in the remediation service is dependent upon market penetration, customer base, government regulations, funding, and legislative changes. Star Co.’s growth in underground storage tank upgrading depends upon its ability to work efficiently, meet price competition, and will be adversely affected by restrictions upon reimbursements by the TCEQ.

Item 2. Properties

The Company owns 25 commercial parcels of real estate in Texas. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 3 retail locations under operating lease agreements with varying terms and lives.

The Company’s general offices are located on 3 acres of land on Highway 60 in Bay City Texas in a 13,475 square foot building. Adjacent to the offices are 14,784 square feet of additional warehouse buildings together with bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks.

Item 3. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2003, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda, Victoria and Jackson County notes payable as currently due at September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Information

Traded On the NASDAQ Over The Counter Bulletin Board (OTCBB) Quotation System — The Company’s Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol “EVSI.” At September 30, 2003, there were approximately 1,281 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company’s voting stock held by non-affiliates was approximately $492,342 on September 30, 2003.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates	High	Low
October 1, 2001 through December 31, 2001	.15	.11
January 1, 2002 through March 31, 2002	.17	.02
April 1, 2002 through June 30, 2002	.26	.06
July 1, 2002 through September 30, 2002	.38	.08
October 1, 2002 through December 31, 2002	.14	.04
January 1, 2003 through March 31, 2003	.08	.02
April 1, 2003 through June 30, 2003	.13	.03
July 1, 2003 through September 30, 2003	.08	.04

Item 6. Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

	Year Ended September 30,
	2003	2002	2001	2000	1999
Income Statement Data:
Revenues	$18,993	$20,782	$28,487	$56,271	$51,706
Gross Profit	1,880	1,681	2,569	8,894	10,138
Operating Income (Loss)	(276)	(1,752)	(663)	(1,880)	(2,689)
Income (Loss) from Continuing Operations	1,317	(1,821)	(1,428)	(4,378)	(6,991)
Net Income (Loss)	1,225	(831)	(3,046)	(5,735)	(7,300)
Basic Income (loss) from continuing operations per common share	.14	(0.24)	(0.24)	(1.03)	(1.82)
Basic earnings (loss) per common share	.13	(0.11)	(0.50)	(1.35)	(1.90)
Basic weighted average number of common shares outstanding	9,846	7,588	6,134	4,263	3,846
Diluted earnings (loss) from continuing operations per common share	.14	(0.24)	(0.24)	(1.03)	(1.82)
Diluted earnings (loss) per common share	.13	(0.11)	(0.50)	(1.35)	(1.90)
Weighted average number of common and common equivalent shares outstanding	9,846	7,588	6,134	4,263	3,846

	2003	2002	2001	2000	1999
Balance Sheet Data:
Current Assets	$1,760	$2,194	$3,034	$6,516	$6,830
Current Liabilities	2,391	2,519	12,002	19,301	16,452
Current Ratio	.74:1	.87:1	.25:1	.34:1	.42:1
Total Assets	4,504	5,771	11,474	21,689	24,475
Long-Term Debt	2,706	5,070	609	716	1,634
Total Stockholders’ Equity (Deficit)	(593)	(1,818)	(1,137)	1,672	6,229

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto appearing elsewhere in this document.

During the three years in the period ended September 30, 2003, the Company has recorded operating losses from continuing operations aggregating $1.93 million and net losses aggregating $2.65 million. At September 30, 2003, the Company has a working capital deficit of $631,000 and a stockholders’ deficit of $593,000.

In December 1999, the Company received notification from NASDAQ stock exchange that the Company was not in compliance with two requirements for continued listing on the NASDAQ NMS: the Company did not hold an annual stockholders meeting in 1998 and the market value of the public float in the Company’s common stock did not meet or exceed a minimum level of $5 million. The Company was subsequently delisted by NASDAQ on February 17, 2000. The Company’s common stock is now traded on the over-the-counter bulletin board system maintained by NASDAQ. The Company’s ability to raise additional equity capital in the future could be adversely affected with the Company’s common stock no longer listed on a national exchange.

New management and directors were appointed on June 24, 2002. During the fifteen months ended September 30, 2003 an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company’s future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability.

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

Management will continue to reduce debt and provide working capital through the sale of non-income producing assets. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern, meeting current obligations as they become due.

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

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Inventories

Substantially all inventories are products held for sale. Inventories of gas, diesel and other fuels, oil and grease, automotive products and accessories, chemical products and convenience store products utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market.

For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

2003 Compared With 2002

Consolidated revenues from continuing operations decreased $1,789,000, or approximately 9%, to $18,993,000 in the year ended September 30, 2003. The decrease is primarily attributable to fluctuations in sales prices and sales volumes between periods in the Texas Petroleum Marketing Segment offset by increased revenues from the Environmental segment.

Consolidated gross profit from continuing operations increased $199,000, or approximately 12%, to $1,880,000 in the year ended September 30, 2003. Gross profit expressed as a percentage of revenues (“Gross Margin”) increased to approximately 10% of sales in 2003 from approximately 8% of sales in 2002. The increase in gross margin in 2003 is mainly attributable to margin an increase in the Environmental segment slightly offset by a decrease in the Texas Petroleum Marketing segment. See segment discussions below.

Consolidated operating expenses declined $1,277,000, or approximately 38%, in 2002 to $5,087,000. The decrease in operating expenses were mainly attributable to savings related to personnel reductions of $600,000, general, administrative and other operating expense cost cuts of $351,000 and reduced depreciation expense of $169,000. The effects of those reductions was enhanced by a decrease on the loss on asset sales of $48,000 in 2003, as compared to a loss of $205,000 in 2002.

Consolidated operating losses decreased $1,476,000 to $276,000 in 2003 as compared with a loss of $1,752,000 in 2002. Excluding the effect of gain (loss) of assets sales on operating losses in 2003 and 2002, consolidated operating losses decrease $1,319,000 to $228,000 in 2003 compared to $1,547,000 in 2002.

Consolidated income from continuing operations increased to $1,317,000 in 2003 as compared to a consolidated loss from continuing operations of $1,8121,000 in 2002. Income from continuing operations in 2003 includes a gain on the sales of non-operating assets of $16,53,000 and other income of $74,000 offset by $134,000 in interest expense. Loss from continuing operations in 2002 includes $67,000 in interest expense and $9,000 in other losses offset by interest income of $7,000.

Consolidated net income (loss) increased $2,056,000 to a net income of $1,225,000 in 2003 as compared to a net loss of $831,000 in 2002. Consolidated net income in 2003 includes a $92,000 charge from discontinued operations of the Texas Convenience Store segment. Consolidated net loss in 2002 includes an extraordinary gain of $1,799,000 on the Restructuring Transactions offset by an $809,000 charge from discontinued operations of the Texas Convenience Store segment.

Texas Petroleum Marketing Segment

Revenues in the Texas Petroleum Marketing Segment decreased $1,906,000, or approximately 10%, to $17,752,000 in 2003, as compared with $19,658,000 in 2002. Sales in gallons declined to 14,374,000 gallons in 2003 from 15,918,000 gallons in 2002, a decline of approximately 10%. Average selling price per gallon decreased in 2003 to approximately $1.22 per gallon, as compared with $1.24 per gallon in 2002. The decrease is due to regional cost decreases in 2003 that lowered selling prices per gallon as compared to 2002.

Gross Profit in 2003 increased to $1,146,000 from $1,099,000 in 2002, an increase of $47000 or approximately 4%. Gross Margin remained consistent at approximately 6% of sales in 2003 and 2002.

Operating expenses in 2003 decreased to $1,191,000 from $2,163,000 in 2002, a decrease of $972,000, or approximately 45%, which are inclusive of a loss on asset sales of $48,000 in 2003 as compared to a loss of $160,000 in 2002. Excluding the gain (loss) on assets sales, operating expenses decreased to $1,143,000 in 2003 from $2,003,000 in 2002. The reduced expenses resulted from the Company’s reduction of staff, overhead, other expense expenses, and decreased depreciation expense due the continued downsizing of the Texas Petroleum Marketing segment through asset and distribution contract sales.

Operating income in 2003 of $45,000 increased from a loss in 2002 of $1,064,000, a change of $1,109,000. Excluding the gain (loss) on assets sales, operating income increased to $93,000 in 2003 from $904,000 in 2002.

Environmental Segment

EDCO Environmental (dba Star Co.) reported an operating profit of $183,000 in the year ended September 30, 2003, as compared with $44,000 in 2002. Revenues from environmental operations increased $117,000 to $1,241,000 in 2003 as compared to $1,124 in 2002. Gross profit for 2003 was $769,000 as compared to $582,000 in 2002, an increase of $187,000. The increase is primarily attributable to Star Co. managements continued focus on controlling costs and streamlining operations as well as increasing revenues through new contracts. Operating expenses increased $48,000, or approximately 9%, to $586,000 in 2003 as compared to $538,000 in 2002.

Star Co. will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the TCEQ fund as well as projects by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses declined $228,000 in 2003 to $504,000 as compared with $732,000 in 2002. The decrease is due to management’s continued focus on reducing costs and overhead.

2002 Compared With 2001

Consolidated revenues from continuing operations decreased $7,705,000, or approximately 27%, to $20,782,000 in the year ended September 30, 2002. The decrease is primarily attributable to the sale of it’s Citgo, Texaco, Diamond Shamrock, and Phillips 66 accounts in the Texas Petroleum Marketing Segment during fiscal 2001 offset by increased revenues in the environmental segment.

Consolidated gross profit from continuing operations declined $888,000, or approximately 35%, to $1,681,000 in the year ended September 30, 2002. Gross profit expressed as a percentage of revenues (“Gross Margin”) decreased to approximately 8% of sales in 2002 from approximately 9% of sales in 2001. The decrease in gross margin in 2002 is mainly attributable to margin decreases realized in Texas Petroleum Marketing offset by increases in the Environmental segment margins. See segment discussions below.

Consolidated operating expenses increased $201,000, or approximately 6%, in 2002 to $3,433,000. However, excluding the loss on sale of assets of $205,000 in 2002 and the gain on sale of assets of $1,006,000 in 2001, consolidated operating expenses decreased $1,010,000, or approximately $24%. The decrease in operating expenses were mainly attributable to savings related to personnel reductions of $513,000, general, administrative and other operating expense cost cuts of $132,000 and reduced depreciation expense of $365,000. The effects of those reductions were offset by a loss on asset sales of $205,000 in 2002 as compared to a gain of $1,006,000 in 2001.

Consolidated operating losses increased $1,089,000 to $1,752,000 in 2002 as compared with a loss of $663,000 in 2001. Excluding the effect of gain (loss) of assets sales on operating losses in 2002 and 2001, consolidated operating losses decreased $122,000 to $1,547,000 in 2002 as compared to $1,669,000 in 2001.

Consolidated loss from continuing operations increased to $1,821,000 in 2002 as compared to $1,428,000 in 2001. Loss from continuing operations in 2002 includes $67,000 in interest expense and $9,000 in other expenses offset by interest income of $7,000. Loss from continuing operations in 2001 includes $689,000 in interest expense and $85,000 in other expenses offset by interest income of $9,000.

Consolidated net loss decreased $2,215,000 to $831,000 in 2002 as compared to a net loss of $3,046,000 in 2001. Consolidated net loss in 2002 includes an extraordinary gain of $1,799,000 on the Restructuring Transactions and an $809,000 charge on discontinued operations of the Texas Convenience Store segment. Consolidated net loss in 2001 includes a $733,000 loss on discontinued operations of Evans Oil of Louisiana as well as an $885,000 loss on discontinued operations of the Texas Convenience Store segment.

Texas Petroleum Marketing Segment

Revenues in the Texas Petroleum Marketing Segment decreased $7,867,000, or approximately 29% to $19,658,000 in 2002, as compared with $27,525,000 in 2001. Sales in gallons declined to 15,918,000 gallons in 2002 from 17,698,000 gallons in 2001, a decline of approximately 10%. Average selling price per gallon increased in 2002 to approximately $1.24 per gallon, as compared with $1.52 per gallon in 2001. The decrease is due to nation wide cost decreases in 2002 that lowered selling prices per gallon as compared to 2001.

Gross Profit in 2002 declined to $1,099,000 from $2,104,000 in 2001, a decline of $1,005,000 or approximately 48%. Gross Margin increased to approximately 6% of sales in 2002 from approximately 8% of sales in 2001.

Operating expenses in 2002 increased to $2,163,000 from $2,027,000 in 2001, an increase of $135,000, or approximately 5%, which are inclusive of a loss on asset sales of $160,000 in 2002 as compared to a gain of $587,000 in 2001. Excluding the gain (loss) on assets sales, operating expenses decreased to $2,003,000 in 2002 from $2,614,000. The reduced expenses resulted from the Company’s reduction of staff, overhead, other expense expenses, and decreased depreciation expense due the continued downsizing of the Texas Petroleum Marketing segment through asset and distribution contract sales.

Operating loss in 2002 of $1,064,000 decreased from a gain in 2001 of $77,000, a change of $987,000. Excluding the gain (loss) on assets sales, operating loss increased to $904,000 in 2002 from $510,000 in 2001.

Environmental Segment

EDCO Environmental (dba Star Co.) reported an operating profit of $44,000 in the year ended September 30, 2002, as compared with $19,000 in 2001. Revenues from environmental operations increased $162,000 to $1,124,000 in 2002 as compared to $962,000 in 2001. Gross profit for 2002 was $582,000 as compared to $432,000 in 2001, an increase of $150,000. The increase is primarily attributable to Star Co. managements continued focus on controlling costs and streamlining operations as well as increasing revenues through new contracts. Operating expenses increased $125,000, or approximately 30%, to $538,000 in 2003 as compared to $413,000 in 2001.

Star Co. will continue to focus its attention on environmental remediation projects that have been pre-approved for reimbursement by the TCEQ fund as well as projects by private insurers. Management believes that such opportunities will continue to exist; however there can be no assurance that they will do so.

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses declined $27,000 in 2002 to $732,000 as compared with $759,000 in 2001.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents were $216,000 and $491,000 at September 30, 2003 and 2002, respectively. The Company had a net working capital deficit of $631,000 at September 30, 2003, as compared with a deficit of $325,000 at September 30, 2002.

Cash used by operating activities was $127,000 for the year ended September 30, 2003. During that period, cash provided from investing activities was $200,000, which was comprised of capital expenditures of $75,000 and note receivable issuances of $69,000 offset by proceeds from the sales of assets of $309,000 and repayments of notes receivable of $35,000. Cash used by financing activities was $348,000, which was comprised of proceeds of $43,000 from new debt borrowings offset by net reductions of the Company’s line of credit agreement of $80,000 and reductions of long-term debt of $311,000.

Cash used by operating activities was $1,415,000 for the year ended September 30, 2002. During that period, cash provided from investing activities was $1,080,000, which was comprised of capital expenditures of $39,000 and note receivable issuances of $115,000 offset by proceeds from the sales of assets of $1,234,000. Cash provided from financing activities was $222,000, which was comprised of proceeds of $150,000 from the private placement of common stock to MC and $479,000 of net proceeds from the Company’s line of credit agreement, offset by $407,000 in debt repayments.

As of September 30, 2003, the Company had an aggregate of approximately $3,379,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing December 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $779,000, approximately $502,000 is due to various property-taxing districts over the next three years. At September 30, 2003, the Company was in default under these note agreements aggregating $502,000, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

Additionally, $183,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties.

At September 30, 2003, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued in fiscal 2002.

The Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations and its existing bank line with NewFirst National Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. This Statement amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. Since the Company has not issued any stock options since fiscal 2001, the provisions of SFAS No. 148 have not had any effect on the Company’s financial position or results of operations or related disclosures.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34” (“Interpretation No. 45”). This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The provisions of Interpretation No. 45 have not had an effect on the Company’s financial position or results of operations to date and the Company does not presently expect Interpretation No. 45 to have a material effect on the Company’s future financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“Interpretation No. 46”). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The provisions of Interpretation No. 46 have not had an effect on the Company’s financial position or results of operations to date and the Company does not presently expect Interpretation No. 46 to have any effect on the Company’s future financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). “SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149 on July 1, 2003. SFAS No. 149 has not had any impact on the Company’s financial position or results of operations to date and SFAS No. 149 is not presently expected to have any impact on future financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on June 15, 2003. SFAS No. 150 has not had any impact on the Company’s financial position or results of operations to date and is not presently expected to have a material impact on the Company’s future financial condition and results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures performed by the Company’s Chief Executive Officer and its Acting Chief Financial Officer within 90 days of the filing of this report, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been effective.

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

PART III

Items 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the current directors and executive officers of the Company.

NAME	POSITION	AGE
Thomas E. Cain	Chairman of the Board	48
Blair R. Couey	Director and President	51
Randy Clapp	Director	49
Randal Dean Lewis	Director	60
L.G. Raun	Director	45

The Company currently has 3 director positions unoccupied, including the Secretary and Treasurer positions to the board of directors.

The principal occupation of each director and executive officer for at least the last five years is set forth below:

Thomas E. Cain is President & CEO of Focus Capital Group LLC, which is a buyout, and turnaround firm 50% owned by Focus Capital Group, Israel. He is also Chairman of the Board for Frontstep distribution.com the acquisition corp for Frontstep NASDAQ (FSTP), a $100M ERP software firm for the mid-market manufacturing market. He currently serves Young Presidents Organization as Chairman of the MIT/Sloan Presidents Seminar, Chairman of the Global Supply Chain Conference and group leader for Harvard Business School Presidents Education. Mr. Cain is also a Director for: Autom, the world’s leader of church goods; Chambers Belt Co. a leading manufacturer of designer leather accessories for mass merchants; Landiscor, the world leader in aerial surveys; Poore Brothers NASDAQ (SNAK), branded snack food manufacturer of intensely distinctive products such as TGIFridays; Servus, Eastern Europe’s leading supplier of POS’s, ATM’s, large commercial system maintenance and support; WinHolt, leading manufacturer of retail fixture. In 2001, Mr. Cain served as Chief Technology Officer and Senior VP of Engineering for Interact Commerce, a $100M Software Company that made ACT and SalesLogix until purchased by Sage. All product development, globalization, customer/product support and delivery services reported to him. He holds current Microsoft MCSE+I technical certifications and a BS in mathematics from Arizona State University. In 1976, Mr. Cain formed Distribution Architects that became one of North Americas largest and most successful supply chain execution software companies. As President & CEO, he merged it 23 years later with Symix Systems.

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

Randy M. Clapp is a partner in the Texas law firm of Duckett, Bouligny & Collins, LLP. He practices primarily in the areas of Estate Planning, Products Liability Defense, Commercial Litigation, Real Estate, Oil and Gas, and Business Planning. Mr. Clapp is a member of the State Bar of Texas, the U.S. District Court for the Southern and Eastern Districts of Texas and the U.S. Court of Military Appeals. He was educated at Trinity University, the University of Texas School of Law, and the Judge Advocate General’s School of Law in the U.S. Army. Mr. Clapp presently serves on the board of directors of New First National Bank and MC. He has received numerous awards, and has served as president of the following organizations: University of Houston Victoria President’s Advisory Council, Wharton County Junior College Board of Trustees, Northside Education Center, Memorial Hospital El Campo, West Wharton County Hospital District Board of Trustees, El Campo Economic Development Corporation, Wharton County Bar Association, El Campo Rotary Club and El Campo Chamber of Commerce.

Randal Dean Lewis, Ph.D has served as Dean of the College of Business Administration at Sam Houston State University since 1996. He has progressed through the academic ranks from instructor to professor of marketing during his academic career. He has published numerous cases, held executive positions in many community service organizations, and is currently a board member of a global oil services corporation. During the 1980’s, Dr. Lewis took leave from academia and worked in the banking industry. In addition to his current administrative duties, Dr. Lewis is active in numerous professional organizations, consults with deans of business programs regarding AACSB preparation, and serves on peer review teams.

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2003 (“Fiscal 2003”), the Company’s Board of Directors formally met on 2 occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2003. The Board of Directors has no committees.

Compensation of Directors

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, director compensation was restructured to be performance based. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended September 30, 2003,2002,and 2001, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2003 who received compensation of at least $100,000 during the Fiscal 2003 (collectively, the “Named Officers”). No officers of the Company are currently under an employment agreement.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)(1)(2)(3)	Restricted Stock Awards($)	Options(#)	All Other Compensation
Jerriel L. Evans, Sr. (2) Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	-0- 150,000 150,000	-0- -0- -0-	-0- 25,500 208,000		-0- -0- 800,000	(2 (2 (2	) ) )

1.	Although the officers receive certain perquisites, the value of such perquisites did not exceed for any officer the lesser of $50,000 or 10% of the officer’s salary and bonus.
2.	In addition to the compensation for Mr. Evans set forth above, he also received lease income for the rental of various properties used by the Company. The amounts included in Other Annual Compensation are $-0-, $25,500 and $48,000 for the years 2003, 2002, and 2001, respectfully
3.	Mr. Evans was granted 800,000 shares of the company’s common stock on March 22, 2001 in payment of accrued commissions due of $160,000 included as Other Annual Compensation for 2001.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2003 to the Named Officers.

Employment Agreements

Mr. Blair Couey, President, Chief Executive Officer and Acting Chief Financial Officer, receives his compensation through the management agreement by and between the Company and Mauritz & Couey dated June 24, 2002.

Mr. J.L. Evans, former Chief Executive Officer and President, resigned effective June 24, 2002 in conjunction with the Restructuring Transactions. The Company cancelled the employment agreement of Mr. J.L. Evans, Sr. In addition, the Company and Mr. Evans, Sr. mutually agreed to cancel all outstanding common stock options held by Mr. Evans, Sr. aggregating 575,000. Concurrently with the cancellation of Mr. Evans’ stock options, the Company issued Mr. Evans, Sr. 175,000 shares of Warrant Stock of the Company at a price per share of $0.05, the then current market price per share of the Company’s common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock, as of September 30, 2003, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company’s directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

Name and Address (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
J. L. Evans Systems, Ltd., a Texas Limited Partnership	580,500	(4)	7.6%
J. L. Evans, Sr.	644,735	(5)	7.6%
Maybell H. Evans	593,000	(6)	7.9%
Mauritz & Couey, P.O. Box 550, El Campo, TX 77437	3,085,000	(7)	31.3%
Blair R. Couey, P.O. Box 550, El Campo, TX 77437	3,085,000	(8)	31.3%
Randy Clapp, P.O. Box 550, El Campo, TX 77437	3,130,000	(9)	31.8%
Randal Dean Lewis	12,000		*
Chivas Holdings Ltd., 3 Nautica West Bay St, Nassau, Bahamas	625,000		6.3%
JP Morgan Chase Bank, P.O. Box 2258, Houston, TX 77252	1,104,015		11.2%
Cede & Co., Box 20, Bowling Green Station, New York, NY 10004	4,001,407		40.6%
All executive officers and Directors as a group (3 persons)	3,142,000		31.9%

*	less than 1%
1.	Unless otherwise indicated, the address of each beneficial owner is c/o the Company, Post Office Box 2480, Bay City, Texas 77404-2480.
2.	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act (“Rule 13d-3”) and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

3.	The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
4.	The general partner is J.L. Evans Management, Inc. (controlled by J.L. Evans, Sr. and Maybell H. Evans) and the limited partners are Jerriel L. Evans, Sr., Maybell H. Evans, and their children, Darlene E. Jones, Jerriel L. Evans, Jr., and Terry W. Evans.
5.	Includes 580,500 shares held by J.L. Evans Systems, Ltd., of which Mr. Evans claims beneficial ownership.
6.	Includes 580,500 shares held by J.L. Evans Systems, Ltd., of which Mrs. Evans claims beneficial ownership.
7.	Mauritz & Couey, a Texas General Partnership, is controlled by 8 Texas Corporations (Ross Couey Corporation, T.N & S.E. Mauritz Corporation, M.O.W. Corporation, Clapp Investments, Inc., Loli, Inc., Schiurring Interests, Inc, Coastal Commodities, Inc. and Maurco Corporation).
8.	Includes 3,085,000 shares held by Mauritz & Couey, of which Blair Couey claims beneficial ownership.
9.	Includes 3,085,000 shares held by Mauritz & Couey and 45,000 held by Mr. Clapp’s wife, of which Randy Clapp claims beneficial ownership

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent shareholders are required by the Commission’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5’s were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2003.

Item 13. Certain Relationships and Related Transactions

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the “Management Agreement”) with Mauritz & Couey, a Texas based general partnership (“MC”) to provide certain managerial and operational services to the Company. The Company paid approximately $18,500 and $38,000 under this agreement in during the years ended September 30, 2003 and 2002, respectively. At September 30, 2003 and 2002, the Company owed MC approximately $56,921 and $18,500, respectively, for expenses incurred under this agreement, which is included in accounts payables.

During the fourth quarter of 2002, the Company entered into an agreement with MC to purchase Texaco branded fuel products under MC’s contract with Texaco at $0.005 above rack price. At September 30, 2003, the Company owed MC $231,000, which is included in accounts payables. In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company’s customers. The Company and MC charged one another freight only at common carrier rates. At September 30, 2003 and 2002, the MC owed the Company approximately $6,211 and $12,000, respectively, for freight on fuel the Company hauled for MC, which is included in accounts receivable.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest at 9%. There were no advances outstanding at September 30, 2003 and 2002. The Company has also issued various stock options and warrants to directors, officers and key employees.

Item 14. Principle Accounting Fees and Services

	2003	2002
Audit fees	$65,000	$65,000
Audit-related fees	-0-	-0-
Tax fees	5,000	5,000
All other fees	-0-	-0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company’s independent accountants. The Board of Directors pre-approved all such professional services for the year ended September 30, 2003.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I.	The following financial statements, schedules and exhibits are filed as part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules -

See Index to Consolidated Financial Statements on Page F-1.

(3) Exhibits.

See Index to Exhibits on sequential page 19.

II.	Reports on Form 8-K – The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended September 30, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVANS SYSTEMS, INC.
January 12, 2004
/s/ Blair R. Couey
Blair R. Couey
President, Chief Executive Officer and
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ Blair R. Couey
Blair R. Couey,
President, Chief Executive Officer and Acting
Chief Financial Officer

/s/ Thomas E. Cain
Thomas E. Cain
Chairman of the Board of Directors

/s/ Randy M. Clapp
Randy M. Clapp
Director

INDEX TO EXHIBITS

Exhibit Number	Description of Document	Sequential Page Number

3.1	Articles of Incorporation of the Company filed with the Texas Secretary of State on October 22, 1968[1]. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

3.2	Certificate of Amendment to Articles of Incorporation of Evans Systems, Inc., filed with the Texas Secretary of State on September 21, 1992[1]. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

3.3	Certificate Amendment of Articles of Incorporation of Evans Systems, Inc., filed with the Texas Secretary of State on April 9, 1993. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

3.4	By-Laws of the Company. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.1	Phillips “66” Marketing Agreement dated October 21, 1986. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.2	Amoco Lubricants Distributor Agreement dated June 21, 1990 and Schedule dated January 2, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.3	Diamond Shamrock Storage Lease dated July 12, 1985. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.4	Star Enterprise “Texaco” Marketing Agreement effective July 1, 1993. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.5	Shell Lubricants Reseller Agreement effective January 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.6	Texaco Lubricants agreement effective July 1, 1990. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.7	Conoco Jobber Franchise Agreement effective April 1, 1990. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.8	Mobil Marine Distributor Agreement effective June 3, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.9	Form of Series B Warrants to Purchase Common Stock of Registrant. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.10	Coastal Refinery & Marketing, Inc. Facilities Access Agreement, effective September 5, 1989. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.11	FINA Lubricants Marketing Agreement dated February 1, 1989. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.12	Texaco Terminating Agreement dated April 30, 1986. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.13	Citgo Petroleum Distributor Franchise Agreement effective August 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.14	Incentive Stock Option Plan. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.15	Form of Incentive Stock Option Agreement. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.16	Summary Plan Description of E.S.O.P. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.

10.17	Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.

10.18	Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994.

10.19	Employment Agreement with Richard A. Goeggel, effective June 16, 1998, incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

10.20	Omitted.

10.21	Employment Agreement with J.L. Evans, Sr., effective April 6, 1998, incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

10.22	Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

10.23	Amendment No. 1 to Stock Purchase Agreement, dated December 39, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998.

10.24	Loan Agreement between the Company and Texas Commerce Bank National Association, dated as of August 30, 1996, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

10.25	Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

10.26	Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

10.27	Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

10.28	Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 1999.

10.29	Asset Purchase Agreement dated December 3, 1999, by and between TSC Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc., Evans Oil Co., EDCO, Inc., and Way Energy Systems, Inc. incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 9, 1999.

10.30	Amendment to Loan Agreement dated June 30, 1999

10.31	Amendment to Loan Agreement dated August 31, 1999

10.32	Amendment to Loan Agreement dated November 30, 1999

10.33	Stipulated Judgment dated December 1, 2000 in the District Court of Matagorda, Texas, 130th Judicial District

10.34	Deed in Lieu of Foreclosure dated September 26, 2000 by and between ChemWay, Inc., Way Energy, Inc. and Evans Systems, Inc.

10.35	Earnest Money Contract (Convenience Stores) By and Between Evans Systems, Inc., Diamond Mini-Mart, Inc. and State Oil Company, LLC, incorporated by reference from Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

10.36	Amendment to Loan Agreement and Modification of Note, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.37	Notice of Entire Agreement, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.38	Promissory Note, incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.39	Release of Claims, incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.40	Assignment of Notes and Liens, incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.41	Form of Warrants issued to Cain, Smith & Strong II, L.P., Thomas E. Cain, J.L. Evans, Sr., and Travelers Express Co., incorporated by reference from Exhibit 10.6 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.42	Common Stock Purchase Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.43	Registration Rights Agreement, incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.44	Evans Systems, Inc./J.L. Evans Agreement, incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K dated June 24, 2002

10.45	Management and Support Services Agreement, incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K dated June 24, 2002

*21.0	Subsidiaries of Registrant

*31	Section 302 Certification of Blair R. Couey, as Chief Executive Officer and Acting Chief Financial Officer

*32	Section 906 Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial Officer

*	Filed herewith.