Form 10-Q
period 2003-12-31
EVANS SYSTEMS INC
filed 2004-02-17
CIK 904901

As Filed with the Securities and Exchange Commission on February 17, 2004




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 2003

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 13, 2004 was 9,846,831.

                                                 Evans Systems, Inc.

                                                        Index

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)                                                Page Number
                  Condensed Consolidated Balance Sheets as of
                  December 31, 2003 and September 30, 2003                                             3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended December 31, 2003 and 2002                                        4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended December 31, 2003 and 2002                                        5

                  Notes to the Condensed Consolidated Financial Statements                             6

         Item 2.Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               12

         Item3. Quantitative and Qualitative Disclosures About Market Risk                            17

         Item 4. Controls and Procedures                                                              17

Part II. Other Information                                                                            17

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

Signatures                                                                                            19


Part I.  Financial Information
Item 1. Financial Statements
                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                     December 31,          September 30,
                                                                         2003                  2003
                                                                         ----                  ----
                        Assets

Current Assets:
     Cash and cash equivalents                                    $          245        $         216
     Trade receivables, net of allowance for doubtful
         accounts of $24,000 and $28,000, respectively                       782                  831
     Inventory                                                               396                  371
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               256                  172
     Prepaid expenses and other current assets                                83                  103
     Notes receivable, current portion                                        44                   67
                                                                  --------------        -------------
         Total current assets                                              1,806                1,760

Property and equipment, net                                                2,693                2,744
Other assets                                                                   -                    -
                                                                  --------------        -------------
              Total assets                                        $        4,499        $       4,504
                                                                  ==============        =============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                        $        1,149        $         895
     Accrued excise, property and other taxes payable                        395                  394
     Advances on line of credit                                              399                  399
     Current portion of long-term debt                                       639                  673
     Accrued interest                                                         48                   28
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                 -                    2
                                                                  --------------        -------------
         Total current liabilities                                         2,620                2,391

Long-term debt, net of current portion                                     2,690                2,706
                                                                  --------------        -------------
         Total liabilities                                                 5,310                5,097
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 9,846,831 shares issued and outstanding                      99                   99
     Additional paid-in capital                                           17,193               17,193
     Accumulated deficit                                                 (17,669)             (17,451)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                  --------------        -------------
         Total stockholders' deficit                                        (811)                (593)
                                                                  --------------        -------------
              Total liabilities and stockholders' equity          $        4,499        $       4,504
                                                                  ==============        =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                     Three Months Ended December 31,
                                                                  -----------------------------------
                                                                        2003                 2002
                                                                        ----                 ----
Revenues:
     Motor fuel sales                                             $        3,914        $       3,829
     Other sales and services                                                165                  267
                                                                  --------------        -------------
         Total revenues                                                    4,079                4,096
Cost of sales
     Motor fuel                                                            3,730                3,602
     Other sales and services                                                 88                  127
                                                                  --------------        -------------
         Total cost of sales                                               3,818                3,729
                                                                  --------------        -------------
Gross profit                                                                 261                  367
Operating expenses:
     Employment expenses                                                     158                  185
     Other operating expenses                                                146                  134
     General & administrative expenses                                       145                  156
     Depreciation and amortization                                            50                   54
     (Gain) loss on sale of assets                                            (3)                  (3)
                                                                  ---------------       --------------
     Total operating expenses                                                496                  526
                                                                  --------------        -------------
Operating loss                                                              (235)                (159)
Other income (expense)
     Interest expense, net                                                   (15)                 (32)
     Other income (expense), net                                               -                   45
     Rental income, net                                                       32                   54
                                                                  --------------        -------------
         Total other income (expense)                                         17                   67
                                                                  --------------        -------------
Income (loss) before income taxes                                           (218)                 (92)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (218)                 (92)
Discontinued operations (Note B):
     Loss from discontinued operations of Texas
         Convenience Stores to November 18, 2002                               -                  (92)
                                                                  --------------        --------------
     Total discontinued operations                                             -                  (92)
                                                                  --------------        --------------
Net income (loss)                                                 $         (218)       $        (184)
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $        (0.02)       $       (0.01)
     Discontinued operations                                                   -                (0.01)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $        (0.02)       $       (0.02)
                                                                  ==============        =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended December 31,
                                                                  -----------------------------------
                                                                       2003                 2002
                                                                       ----                 ----
Cash flows provided (used) by operating activities:
     Net income (loss)                                            $         (218)       $        (184)
     Adjustments:
         Depreciation and amortization                                        50                   54
         Loss (gain) on sale of fixed assets                                  (3)                  (3)
         Changes in working capital:
              Current assets                                                 (17)                (114)
              Other assets                                                     -                  (40)
              Current liabilities                                            263                   69
                                                                  --------------        -------------
     Total adjustments                                                       293                  (34)
                                                                  --------------        --------------
Net cash provided (used) by operating activities                              75                 (218)

Cash flows provided (used) by investing activities:
     Capital expenditures                                                      -                  (25)
     Proceeds from sale of property and equipment                              4                    3
                                                                  --------------        -------------
Net cash provided (used) by investing activities                               4                  (22)

Cash flows used by financing activities:
     Borrowings under line of credit agreement, net                            -                   20
     Borrowings under note payable agreements                                  -                    2
     Repayment on notes payable                                              (50)                 (93)
     Net proceeds from stock issuance                                          -                    -
                                                                  --------------        -------------
Net cash used by financing activities                                        (50)                 (71)
                                                                  --------------        -------------

Net increase (decrease) in cash                                               29                 (311)

Cash and cash equivalents, beginning of period                               216                  491
                                                                  --------------        -------------

Cash and cash equivalents, end of period                          $          245        $         180
                                                                  ==============        =============



   The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company`s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2004.

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

Note B - Discontinued Operations

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Two lease agreements for two stores to an outside operator call for lease payments of $2,800 and $3,200 per month for 5 years with payments beginning December 1, 2002. Each lease maintains one 10-year extension option. One lease agreement for a store to an outside operator calls for lease payments of $2,400 per month for 5 years beginning December 1, 2002, with two 5-year extension options. Under the lease agreements, the Company, through its Texas Petroleum Marketing Segment, executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the three months ended December 31, 2002 are as follows (in thousands):


                                                    Quarter Ended
                                                    Dec. 31, 2002*
                                                  ----------------
     Revenues                                      $          342
                                                  ================
     Gross Profit                                  $            8
                                                  ================
     Income (loss) from operations                 $          (92)
                                                  ================
     *Through November 18, 2002.

Note C - Line of Credit Agreement

On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. The Company does not have any available credit remaining under this agreement. At December 31, 2003, the Company had $399,000 outstanding under the line of credit agreement and was in default under certain covenants provided for in the line of credit agreement.

Note D - Long-Term Debt

Effective September 30, 2003, the Company and Cain, Smith & Strong, L.P.
(CSS) entered into an Option Contract whereby CSS agreed to waive interest due on the CSS note from the original commencement date of June 1, 2003 until June 1, 2004. In consideration for the interest waiver, the Company granted CSS Lake Jackson Property, L.P. (CSS Lake Jackson), a Delaware Limited Partnership whose partners are also partners of CSS, the Option to purchase the Chevron Bulk Plant and two company owned stores. The Option may be exercised by CSS Lake Jackson by written notice at any time on or before June 1, 2004. Upon exercise of the Option, the terms and conditions to the sale of the properties would the sum of $211,000 for the Chevron Bulk Plant, $770,000 for one store and $350,000 for the second store. The conveyance of the properties would be made "as is".

As of December 31, 2003, the Company had an aggregate of approximately $3,328,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $728,000, approximately $473,000 is due to various property-taxing districts over the next three years. At December 31, 2003, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda, Victoria and Jackson Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $151,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $104,000 is due under 4 note agreements with various terms to unrelated third parties. At December 31, 2003, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

Note E - Costs and Estimated Earnings on Uncompleted Contracts

At December 31, 2003 and September 30, 2003, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):


                                                                                           Dec. 31,      Sept. 30,
                                                                                             2003          2003
                                                                                        -------------  ------------
       Costs incurred to date on uncompleted contracts                                  $         204  $        144
       Estimated earnings                                                                         137            87
                                                                                        -------------  ------------
                                                                                                  341           231
       Billings to date                                                                           (85)          (61)
                                                                                        -------------  ------------
           Total                                                                        $         256           170
                                                                                        =============  ============

       Included in the accompanying condensed consolidated balance sheets under the following captions:
         Costs and estimated earnings in excess of billings
         on uncompleted contracts                                                       $         256  $        172
         Billings in excess of costs and estimated earnings
         on uncompleted contracts                                                                   -            (2)
                                                                                        -------------  ------------
           Total                                                                         $        256  $        170
                                                                                        =============  ============


The Company's backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $87,000 and $91,000 at December 31, 2003 and September 30, 2003, respectively. There were no material revisions in contract estimates during the quarter ended December 31, 2003.

Note F - Seasonal Nature of Business

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, agricultural and recreational activities increase.

Note G- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarters ending
December 31, 2003 and 2002 were computed using 9,846,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2003 and 2002 since they would have resulted in an antidilutive effect on loss from continuing operations.

At December 31, 2003, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2003, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda, Victoria and Jackson County notes payable as currently due at December 31, 2003 and September 30, 2003.

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

Note I - Management's Plans

New management and directors were appointed on June 24, 2002. During the eighteen months ended December 31, 2003 an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the four remaining Diamond Mini Mart stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of managements plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations. The Fuel Terminal operation will reduce overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

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

Note J- Segment Reporting

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

Information concerning the Company's business activities is summarized as follows: (in thousands)




                                     Texas      Environmental       Other
                                   petroleum     remediation     reconciling    Consolidated
           Year ended              marketing       services       items (1)         total
December 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales             $    3,914   $           -    $         -    $      3,914
      Other                                 -             165              -             165
  Intersegment revenues                     -               -              -               -
                                   ----------   -------------    -----------    ------------
        Total revenues                $ 4,079   $         165    $         -    $      4,079
                                   ==========   =============    ===========    ============
  Depreciation and
   amortization                    $       44   $           4    $         2    $         50
  Operating income (loss)          $     (127)  $         (59)   $       (49)   $       (235)


December 31, 2002-
  Revenues from external
   Customers:
      Motor fuel sales             $    3,829   $           -    $         -    $      3,829
      Other                                 -             267              -             267
  Intersegment revenues
        Total revenues                      -               -              -               -
                                   ----------   -------------    -----------    ------------
                                   $    3,829   $         267    $         -    $     4,096
                                   ==========   =============    ===========    ============
  Depreciation and
   amortization                    $       48   $           4    $         2    $         54
  Operating income (loss)          $      (77)  $         (27)   $       (55)   $       (159)



(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                    Quarter Ended December 31
                                                                  ----------------------------
                                                                     2003              2002
                                                                  -----------      ------------
Total operating income (loss) for reportable segments             $     (186)       $     (104)
Interest expense, net                                                    (15)              (32)
Unallocated corporate expenses                                           (49)              (55)
Other, net                                                                32                99
                                                                  ----------        ----------
Total consolidated income (loss) from continuing
 operations before income taxes                                   $     (218)       $      (92)
                                                                  ==========        ==========

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

Recent Events

In December 2003, Mrs. Christie Karasek resigned as Secretary/Treasurer of the Board of Directors. The Company currently has 3 director positions unoccupied, including the Secretary and Treasurer positions to the board of directors. The Company does not have any committees as of December 31, 2003. Currently, the President and Chief Executive Officer has assumed the duties of the Chief Financial Officer, who resigned in December 2002.

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

     Inventories
     Substantially all inventories are products held for sale. Inventories of gas, diesel and other fuels, oil and grease, automotive products and accessories utilize the first-in, first-out (FIFO) method of accounting and are stated at the lower of cost or market.

     For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

Three Months Ended December 31, 2003 and 2002

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the unaudited operating results of Evans
Systems, Inc. ("Company") business segments for the three months ended December 31, 2003 and 2002. This is the first quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.


                                                                   Three Months          Three Months
                                                                      Ended                  Ended
                                                                 December 31, 2003     December 31, 2002
                                                                  (In thousands)        (In thousands)
TEXAS PETROLEUM MARKETING
Revenue                                                           $        3,914       $        3,829
Gross profit                                                                 184                  227
Operating expenses                                                           311                  304
                                                                  --------------       --------------
Operating income (loss)                                                     (127)                 (77)

EDCO ENVIRONMENTAL
Revenue                                                           $          165       $          267
Gross profit                                                                  77                  140
Operating expenses                                                           136                  167
                                                                  ----------------     --------------
Operating income (loss)                                                      (59)                 (27)

UNALLOCATED GENERAL AND ADMIN EXP.                                $          (49)      $          (55)
                                                                  --------------        -------------

TOTAL CONTINUING OPERATIONS
Revenue                                                           $        4,079       $        4,096
Gross profit                                                                 261                  367
Operating expenses                                                           496                  526
                                                                  --------------       --------------
Operating income (loss)                                                     (235)                (159)

DISCONTINUED TEXAS CONVENIENCE STORE OPERATIONS
Revenue                                                           $            -       $          342
Gross profit                                                                   -                    8
Operating expenses                                                             -                  100
                                                                  --------------        -------------
Operating loss                                                                 -                  (92)

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations (now classified as discontinued operations).

Consolidated revenues decreased $17,000 to $4,079,000 in the quarter ended December 31, 2003, as compared with revenues of $4,096,000 in the quarter ended December 31, 2002.

Fuel sales increased $85,000 while other sales and services decreased $102,000 in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002.

Consolidated gross profit declined $106,000, or approximately 29%, in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 6% of sales in the quarter ended December 31, 2003 as compared to 9% of sales in the quarter ended December 31, 2002.

Operating expenses increased $30,000 in the quarter ended December 31, 2003, as compared with the quarter ended December 31, 2002. Operating expenses in the quarter ended December 31, 2003 include a gain on the sale of assets of $3,000 compared to a gain on the sale of assets of $3,000 in the quarter ended December 31, 2002. Operating expenses excluding the gain or loss on sale of assets increased $7,000 to $499,000 in the quarter ended December 31, 2003 as compared to $529,000 in the quarter ended December 31, 2002.

The Company had an operating loss of $235,000 in the quarter ended December 31, 2003, as compared to an operating loss of $159,000 in the quarter ended December 31, 2002. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2003 operating loss was $238,000 as compared to an operating loss of $162,000 in the quarter ended December 31, 2002.

Net loss increased to $218,000 in the quarter ended December 31, 2003, as compared with a loss of $184,000 in the quarter ended December 31, 2002. Net loss for the quarter ended December 31, 2003 includes interest expense of $15,000 and rental income of $32,000. Net loss for the quarter ended December 31, 2002 includes a loss on discontinued operations of $92,000, interest expense of $32,000, other income of $45,000 and rental income of $54,000.

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

Revenues increased $85,000, or approximately 2%, to $3,914,000 in the quarter ended December 31, 2003, as compared with revenues of $3,829,000 in the quarter ended December 31, 2002. Fuel sales in gallons increased approximately 2%, to 3,098,000 gallons, as compared with 3,038,000 gallons in the quarter ended December 31, 2002.

Gross profit declined $43,000 or approximately 19%, to $184,000 in the quarter ended December 31, 2003, as compared with $227,000 in the quarter ended December 31, 2002. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 5% of sales in the quarter ended December 31, 2003, as compared to approximately 6% of sales in the quarter ended December 31, 2002. Operating expenses in the quarter ended December 31, 2003 increased to $311,000 as compared to $304,000 in the quarter ended December 31, 2002. Operating expenses in the quarter ended December 31, 2003 include a gain on the sale of assets of $3,000 compared to a gain on the sale of assets of $3,000 in the quarter ended December 31, 2002. Operating expenses excluding the gain or loss on sale of assets were $314,000 in the quarter ended December 31, 2003 as compared to $307,000 in the quarter ended December 31, 2002.

Texas Petroleum Marketing had an operating loss of $127,000 in the quarter ended December 31, 2003, as compared to an operating loss of $77,000 in the quarter ended December 31, 2002. Excluding the gain or loss on sale of assets, the quarter ended December 31, 2003 operating loss was $130,000 as compared to an operating loss of $80,000 in the quarter ended December 31, 2002.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended December 31, 2003 decreased $102,000 or approximately 38% to $165,000, as compared with $267,000 in the quarter ended December 31, 2002.

Gross profit in the quarter ended December 31, 2003 decreased $63,000 to $77,000, as compared with $140,000 in the quarter ended December 31, 2002.

Operating expenses decreased $31,000 to $136,000 as compared with $167,000 in the quarter ended December 31, 2002.

The Environmental segment reported an operating loss of $59,000 in the quarter ended December 31, 2003, as compared with an operating loss of $27,000 in the quarter ended December 31, 2002.

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

Unallocated General and Administrative Expenses

General and Administrative expenses decreased $6,000, or approximately 11%, to $49,000 in the quarter ended December 31, 2003, as compared to $55,000 in the quarter ended December 31, 2002.

Capital Resources and Liquidity

Cash and cash equivalents were $245,000 and $180,000 at December 31, 2003 and 2002, respectively. The Company had a net working capital deficit of $814,000 at December 31, 2003, as compared with a deficit of $631,000 at September 30, 2003.

Cash provided by operating activities was $75,000 for the three months ended December 31, 2003. During that period, cash provided by investing activities was $4,000, which was comprised of proceeds from the sales of assets of $4,000. Cash used by financing activities was $50,000, which was comprised of $50,000 in debt repayments.

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

As of December 31, 2003, the Company had an aggregate of approximately $3,328,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $728,000, approximately $473,000 is due to various property-taxing districts over the next three years. At December 31, 2003, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda, Victoria and Jackson Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $151,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $104,000 is due under 4 note agreements with various terms to unrelated third parties. At December 31, 2003, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. The Company does not have any available credit remaining under this agreement. At December 31, 2003, the Company had $399,000 outstanding under the line of credit agreement and was in default under certain covenants provided for in the line of credit agreement.

At December 31, 2003, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and Acting Chief Financial Officer within 90 days of the filing of this report, the Company's Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

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

Part II.  Other Information

Item 1.  Legal Proceedings

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda, Victoria and Jackson County notes payable as currently due at December 31, 2003 and September 30, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

      None

Item 3.  Defaults Upon Senior Securities

At December 31, 2003, the Company had defaulted under the Matagorda County, Wharton County Jackson County, and Victoria County property tax notes. At December 31, 2003, the Company had outstanding principal balances due to these counties aggregating $473,000, which is all reflected as currently due at December 31, 2003, and accrued interest aggregating $34,500. The defaults occurred due to the Company's inability to make required monthly principal and interest payments under the notes. Under the agreements, the Company was obligated to make monthly payments of $13,500 to Matagorda County, $9,500 to Wharton County, $1,100 to Jackson County and $2,000 to Victoria County. During the quarter ended December 31, 2003, the Company made only partial payments of the required monthly payments to each county.

At December 31, 2003, the Company was in default under the $500,000 revolving line of credit with NewFirst National Bank, of which $399,000 was outstanding at December 31, 2003, as the Company defaulted under the loan covenant provisions of the agreement, as amended. The Company is current on the monthly interest payments required under the agreement.

Item 4.  Submission of Matters to a Vote of Security Shareholders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8K

     A.  Exhibits.

                  Exhibit 31 - Section 302 Certification of Blair R. Couey,
                               as Chief Executive Officer and Acting Chief
                               Financial Officer

                  Exhibit 32 - Section 906 Certification of Blair R. Couey,
                               Chief Executive Officer and Acting Chief
                               Financial Officer

B.  Reports on Form 8K

         None



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2004

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer