Form 10-Q
period 2004-03-31
EVANS SYSTEMS INC
filed 2004-05-14
CIK 904901

As Filed with the Securities and Exchange Commission on May 14, 2004




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2004

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 13, 2004 was 9,844,831.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                                               Page Number
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2004 and September 30, 2003                                                3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended March 31, 2004 and 2003                                           4

                  Condensed Consolidated Statements of Income for the
                  Six Months Ended March 31, 2004 and 2003                                             5

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended March 31, 2004 and 2003                                             6

                  Notes to Condensed Consolidated Financial Statements                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          23

         Item 4.  Controls and Procedures                                                             23

Part II. Other Information

         Item 1.  Legal Proceedings                                                                   23

         Item 2.  Changes in Securities and Use of Proceeds                                           24

         Item 3.  Defaults upon Senior Securities                                                     24

         Item 4.  Submission of Matters to a Vote of Security Holders                                 24

         Item 5.  Other Information                                                                   24

         Item 6.  Exhibits and Reports on Form 8-K                                                    24

Signatures                                                                                            25


Part I.  Financial Information
Item 1. Financial Statements
                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                       March 31,           September 30,
                                                                         2004                  2003
                                                                         ----                  ----
                        Assets

Current assets:

     Cash and cash equivalents                                    $          218        $         216
     Trade receivables, net of allowance for doubtful
         accounts of $23,000 and $28,000, respectively                       934                  831
     Inventory                                                               397                  371
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               415                  172
     Prepaid expenses and other current assets                               122                  103
     Notes receivable, current portion                                        34                   67
                                                                  --------------        -------------
         Total current assets                                              2,120                1,760

Property and equipment, net                                                2,649                2,744
Other assets                                                                   -                    -
                                                                  --------------        -------------
              Total assets                                        $        4,769        $       4,504
                                                                   =============         ============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                        $        1,804        $         895
     Accrued excise, property and other taxes payable                        167                  394
     Advances on line of credit                                              399                  399
     Current portion of long-term debt                                       627                  673
     Accrued interest                                                         28                   28
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                 4                    2
                                                                  --------------        -------------
         Total current liabilities                                         3,029                2,391

     Long-term debt, net of current portion                                2,673                2,706
                                                                  --------------        -------------
         Total liabilities                                                 5,702                5,097

Stockholders' equity (deficit):
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 9,846,831 shares issued and outstanding                      99                   99
     Additional paid-in capital                                           17,193               17,193
     Accumulated deficit                                                 (17,791)             (17,451)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                  ---------------       --------------
         Total stockholders' equity (deficit)                               (933)                (593)
                                                                  ---------------       --------------
             Total liabilities and stockholders' equity (deficit) $        4,769        $       4,504
                                                                   =============         ============


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Revenues:
     Motor fuel sales                                             $        4,211        $       4,600
     Other sales and services                                                282                  276
                                                                  --------------        -------------
         Total revenues                                                    4,493                4,876

Cost of sales
     Motor fuel                                                            4,015                4,377
     Other sales and services                                                143                  120
                                                                  --------------        -------------
         Total cost of sales                                               4,158                4,497
                                                                  --------------        -------------
Gross profit                                                                 335                  379
Operating expenses:
     Employment expenses                                                     157                  151
     Other operating expenses                                                109                  165
     General & administrative expenses                                       148                  240
     Depreciation and amortization                                            50                   75
     (Gain) loss on sale of assets                                             -                 (103)
                                                                  --------------        --------------
         Total operating expenses                                            464                  528
                                                                  --------------        -------------
Operating loss                                                              (129)                (149)

Other income (expense)
     Gain on sale of non-operating assets                                      -                1,653
     Interest expense, net                                                   (36)                 (19)
     Other income (expense), net                                               8                   91
     Rental income, net                                                       35                   58
                                                                  --------------        -------------
         Total other income (expense)                                          7                1,783
                                                                  --------------        -------------
Income (loss) before income taxes                                           (122)               1,634
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (122)               1,634
Discontinued operations (Note B):
     Loss from discontinued operations of Texas
     Convenience Stores to November 18, 2002                                   -                    -
                                                                  --------------        -------------
     Total discontinued operations                                             -                    -
                                                                  --------------        -------------
Net income (loss)                                                $          (122)       $       1,634
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $       (0.01)        $        0.16
     Discontinued operations                                                   -                    -
                                                                  --------------        -------------
         Earnings (loss) per common share                         $       (0.01)        $        0.16
                                                                  ==============        =============



   The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                        Three Months Ended March 31,
                                                                      -------------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Revenues:
     Motor fuel sales                                             $        8,125        $       8,429
     Other sales and services                                                447                  543
                                                                  --------------        -------------
         Total revenues                                                    8,572                8,972

Cost of sales
     Motor fuel                                                            7,745                7,979
     Other sales and services                                                231                  247
                                                                  --------------        -------------
         Total cost of sales                                               7,976                8,226
                                                                  --------------        -------------
Gross profit                                                                 596                  746
Operating expenses
     Employment expenses                                                     315                  336
     Other operating expenses                                                255                  299
     General & administrative expenses                                       293                  396
     Depreciation and amortization                                           100                  129
     (Gain) loss on sale of assets                                            (3)                (106)
                                                                  ---------------       --------------
         Total operating expenses                                            960                1,054
                                                                  --------------        -------------
Operating loss                                                              (364)                (308)
Other income (expense)
     Gain on sale of non-operating assets                                      -                1,653
     Interest expense, net                                                   (51)                 (51)
     Other income (expense), net                                               8                  136
     Rental income, net                                                       67                  112
                                                                  --------------        -------------
         Total other income (expense)                                         24                1,850
                                                                  --------------        -------------
Income (loss) before income taxes                                           (340)               1,542
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (340)               1,542
Discontinued operations (Note B):
     Loss from discontinued operations of Texas
     Convenience Store to November 18, 2002                                    -                  (92)
                                                                  --------------        --------------
     Total discontinued operations                                             -                  (92)
                                                                  --------------        --------------
Net income (loss)                                                 $         (340)       $       1,450
                                                                  ==============       ==============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $        (0.04)       $        0.16
     Discontinued operations                                                   -                (0.01)
                                                                  --------------        --------------
         Earnings (loss) per common share                         $        (0.04)       $        0.15
                                                                  ==============        ==============


The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                         Six Months Ended March 31,
                                                                      -------------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Cash flows from operating activities:
     Net income (loss)                                            $         (340)       $       1,450
     Adjustments:
         Depreciation and amortization                                       100                  129
         (Gain) loss on sale of assets                                        (3)                (106)
         Gain on sale of non-operating assets                                  -               (1,653)
         Write-off of note receivable                                         15                    -
         Changes in working capital:
              Current assets                                                (391)                (320)
              Other assets                                                     -                   30
              Current liabilities                                            684                   30
                                                                  --------------        -------------
     Total adjustments                                                       405               (1,890)
                                                                  --------------        --------------
Net cash provided (used) by operating activities                              65                 (440)

Cash flows from investing activities:
     Capital expenditures                                                     (6)                 (29)
     Proceeds from sale of property and equipment                              4                  217
                                                                  --------------        -------------
Net cash provided (used) by investing activities                              (2)                 188

Cash flows from financing activities:
     Issuance of notes receivable                                             (6)                 (66)
     Repayment on notes receivable                                            24                   98
     Borrowings under line of credit agreement, net                            -                   20
     Repayment on notes payable                                              (79)                (111)
     Borrowings under note payable agreements                                  -                    2
                                                                  --------------        -------------
Net cash provided (used) by financing activities                             (61)                 (57)
                                                                  ---------------       --------------

Net increase (decrease) in cash                                                2                 (309)

Cash and cash equivalents, beginning of period                               216                  491
                                                                  --------------        -------------

Cash and cash equivalents, end of period                          $          218        $         182
                                                                  ==============        =============


Supplemental Disclosure of Non-Cash Transactions
     Sale of Terminal Facility (Note E)
     Proceeds through relief of debt and taxes                    $            -        $       2,018
     Net book value of terminal facility                                       -                  365
                                                                  --------------        -------------
         Gain on sale of terminal facility                        $            -        $       1,653
                                                                  ==============        =============


   The accompanying notes are an integral part of these condensed consolidated financial statements

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star, Inc. and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2004. Certain prior period amounts have been reclassified for comparative purposes.

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


                                            Quarter           Six Months
                                             Ended               Ended
                                         Mar. 31, 2003       Mar. 31, 2003*
                                       ------------------  ------------------
     Revenues                           $           -       $         342
                                       ==================  ==================
     Gross Profit                       $           -       $           8
                                       ==================  ==================
     Income (loss) from operations      $           -       $         (92)
                                       ==================  ==================

     *Through November 18, 2002.

Note C - Line of Credit Agreement

On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. The Company does not have any available credit remaining under this agreement. At March 31, 2003, the Company had $399,000 outstanding under the line of credit agreement and was in default under certain covenants provided for in the line of credit agreement.

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

As of March 31, 2004, the Company had an aggregate of approximately
$3,300,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $700,000, approximately $466,000 is due to various property taxing districts over the next three years. At March 31, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda, Victoria and Jackson Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $134,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $100,000 is due under 3 note agreements with various terms to unrelated third parties. At March 31, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

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

Note F - Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2004 and September 30, 2003, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                          Mar. 31,        Sept. 30,
                                                                            2004            2003
                                                                       ---------------  --------------

    Costs incurred to date on uncompleted contracts                      $        500     $       144
    Estimated earnings                                                            209              87
                                                                       ---------------  --------------
                                                                                  709              231
    Billings to date                                                             (298)            (61)
                                                                       ---------------  --------------
        Total                                                             $       411     $       170

                                                                       ===============  ==============

    Included in the accompanying condensed consolidated balance sheets under the following captions:
      Costs and estimated earnings in excess of billings
      on uncompleted contracts                                            $       415             172
      Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                     (4)             (2)
                                                                       ---------------  --------------
        Total                                                             $       411      $      170
                                                                       ===============  ==============


The Company's backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $88,000 and $91,000 at March 31, 2004 and September 30, 2003, respectively. There were no material revisions in contract estimates during the three and six months ended March 31, 2004.

Note G - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note H - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2004 and 2003 were computed using 9,846,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and six months ended March 31, 2004 as they would have resulted in an antidilutive effect on loss from continuing operations. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and six months ended March 31, 2003 as they would have resulted in an antidilutive effect as the exercise price exceeded the average market price per share during the period.

At March 31, 2004, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note I - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2004, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda, Victoria and Jackson County notes payable as currently due at March 31, 2004 and September 30, 2003.

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

Note J - Management's Plans

New management and directors were appointed on June 24, 2002. From that date through March 31, 2004, an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. The Company's future focus will be on developing its Petroleum Marketing Segment through utilization of new marketing personnel to solicit new customers and existing personnel to contact and regain customers that were lost in the prior years. This plan does not require capital intensive expenditures and should increase revenues and accompanied with the cost reductions in personnel and overhead that have been accomplished restore the company to profitability. Consistent with this plan the Company sold its inventory in the three remaining convenience stores in November 2002 and leased the locations to outside operators. The Petroleum Marketing Segment executed fuel contracts with these locations maintaining the fuel volumes. The second phase of management's plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations. As discussed in Note E, the Company sold the fuel terminal with the intent that once opened, the Company will benefit through its management contract as well as the reduced overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

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

Information concerning the Company's business activities is summarized as follows (in thousands):


                                     Texas       Environmental        Other
                                   Petroleum      Remediation      Reconciling    Consolidated
       Three Months Ended          Marketing       Services         Items (1)         Total

March 31, 2004-
  Revenues from external
  Customers:
      Motor fuel sales                $ 4,211            $    -         $     -         $ 4,211
      Other                                31               251               -             282
  Intersegment revenues                     -                 -               -               -
                                   ----------     -------------    ------------    ------------
        Total revenues                $ 4,242            $  251         $     -         $ 4,493
                                      =======            ======         =======          ======
  Depreciation and
   amortization                       $    44            $    4         $     2         $    50
  Operating income (loss)             $ (135)            $   21         $   (15)        $  (129)

March 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales                $ 4,600            $    -         $     -         $ 4,600
      Other                                 -               276               -             276
  Intersegment revenues                     -                 -               -               -
                                   ----------     -------------    ------------    ------------
        Total revenues                $ 4,600           $   276          $    -        $  4,876
                                      =======            ======         =======          ======

  Depreciation and
   amortization                       $    69           $     4          $    2        $     75
  Operating income (loss)             $  (127)          $    33          $  (55)       $   (149)


(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                  Quarter Ended March 31,
                                                                 --------------------------
                                                               2004                2003
                                                               ----                ----
Total operating loss for reportable segments           $          (114)      $         (94)
Rental income, net                                                  35                  91
Other income, net                                                    8                  58
Interest expense, net                                              (36)                (19)
Unallocated corporate overhead expenses                            (15)                (55)
Gain on sale of non-operating assets                                 -               1,653
                                                        --------------       -------------
  Total consolidated income (loss) from
   continuing operations before income taxes           $         (122)       $       1,634
                                                       ===============       =============



                                     Texas      Environmental        Other
                                   Petroleum     Remediation      Reconciling    Consolidated
        Six Months Ended           Marketing       Services        Items (1)         Total

March 31, 2004-
  Revenues from external
   Customers:
      Motor fuel sales              $ 8,125         $    -            $    -         $ 8,125
      Other                              31            416                 -             447
  Intersegment revenues                   -              -                 -               -
                                    -------          -----           -------         --------
        Total revenues              $ 8,156         $  416            $    -         $ 8,572
                                    =======         ======           =======         =======

  Depreciation and
   amortization                     $    88        $     8            $    4         $   100
  Operating income (loss)           $  (262)       $   (38)           $  (64)        $  (364)

March 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales              $ 8,429         $    -            $    -         $ 8,429
      Other                               -            543                 -             543
  Intersegment revenues                   -              -                 -               -
                                    -------         ------            ------         -------
        Total revenues              $ 8,429         $  543            $    -         $ 8,972
                                    =======         ======            ======         =======
  Depreciation and
   amortization                      $  117         $    8            $    4         $   129
  Operating income (loss)            $ (204)        $    6            $ (110)        $  (308)


(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                              Six Months Ended March 31,
                                                            -------------------------------
                                                                2004            2003
                                                                ----            ----
Total operating income (loss) for reportable segments      $      (300)    $      (198)
Rental income, net                                                  67             112
Other income (expense), net                                          8             136
Interest expense, net                                              (51)            (51)
Unallocated corporate overhead expenses                            (64)           (110)
Gain on sale of non-operating assets                                 -           1,653
                                                           -----------     ----------
  Total consolidated income (loss) from
   continuing operations before income taxes               $      (340)    $    1,542
                                                           ============    ==========

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("Company") business segments for the three months ended March 31, 2004 and 2003. This is the second quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                                                    Three Months Ended
                                                                 ------------------------
                                                           March 31, 2004        March 31, 2003
                                                           (In thousands)        (In thousands)
Texas Petroleum Marketing
Revenue                                                    $        4,242        $       4,600
Gross profit                                                          195                  221
Operating expenses                                                    330                  348
                                                           --------------        -------------
Operating loss                                                       (135)                (127)

EDCO Environmental
Revenue                                                    $          251        $         276
Gross profit                                                          140                  158
Operating expenses                                                    119                  125
                                                           --------------        -------------
Operating income (loss)                                                21                   33



Unallocated General and Administrative Expenses            $          (15)       $         (55)
                                                           ---------------       --------------

Total Continuing Operations
Revenue                                                    $        4,493        $       4,876
Gross profit                                                          335                  379
Operating expenses                                                    464                  528
                                                                  -------        -------------
Operating loss                                                       (129)                (149)

Discontinued Texas Convenience Store Operations
Revenue                                                    $            -        $           -
Gross profit                                                            -                    -
Operating expenses                                                      -                    -
                                                                  -------        -------------
Operating loss                                                          -                    -

Consolidated revenues decreased $383,000, or approximately 8%, to $4,493,000 in the quarter ended March 31, 2004, as compared with revenues of $4,876,000 in the quarter ended March 31, 2003. The increase was primarily attributable to higher fuel prices during the quarter.

Fuel sales decreased $389,000 while other sales and services increased $6,000 in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003.

Consolidated gross profit decreased $44,000, or approximately 12%, in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003. Gross profit expressed as a percentage of sales, "Gross Margin", was approximately 7% of sales in the quarter ended March 31, 2004, as compared to approximately 8% in the quarter ended March 31, 2003.

Operating expenses declined $64,000 in the quarter ended March 31, 2004, as compared with the quarter ended March 31, 2003. Operating expenses in the quarter ended March 31, 2003 include a gain on the sale of assets of $103,000. Operating expenses excluding the gain or loss on sale of assets declined $167,000 to $464,000 in the quarter ended March 31, 2004 as compared to $631,000 in the quarter ended March 31, 2003.

The Company had an operating loss of $129,000 in the quarter ended March 31, 2004, as compared to an operating loss of $149,000 in the quarter ended March 31, 2003. Excluding the gain or loss on sale of assets, the quarter ended March 31, 2004 operating loss was $129,000 as compared to an operating loss of $252,000 in the quarter ended March 31, 2003.

Net income (loss) decreased to a net loss of $122,000 in the quarter ended March 31, 2004, as compared with a net income of $1,634,000 in the quarter ended March 31, 2003. Net loss for the quarter ended March 31, 2004 includes interest expense of $36,000, other income of $8,000 and rental income of $35,000. Net income in the current quarter includes a gain on the sale of non-operating assets of $1,653,000, interest expense of $19,000, other income of $91,000 and rental income of $58,000.

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

Revenues decreased $358,000 or approximately 8% to $4,242,000 in the quarter ended March 31, 2004, as compared with revenues of $4,600,000 in the quarter ended March 31, 2003. Fuel sales in gallons increased approximately 6%, to 3,888,000 gallons, as compared with 4,128,000 gallons in the quarter ended March 31, 2003. The revenue decrease is mainly attributable to decreased gallons sold in the current quarter compared to the quarter ended March 31, 2003.

Gross profit decreased $26,000 or approximately 12%, to $195,000 in the quarter ended March 31, 2004, as compared with $221,000 in the quarter ended March 31, 2003. Gross Margin decreased to approximately 5% of sales in the quarter ended March 31, 2004, as compared with approximately 5% of sales in the quarter ended March 31, 2003.

Operating expenses in the quarter ended March 31, 2004 declined $18,000, or approximately 5%, as compared with the quarter ended March 31, 2003. Operating expenses include a $103,000 credit from the gain on sale of assets in the quarter ended March 31, 2003.

The Texas petroleum marketing segment's operating loss increased $8,000 to $135,000 in the quarter ended March 31, 2004, as compared to an operating loss of $127,000 in the quarter ended March 31, 2003. Excluding the gain or loss on sale of assets, the quarter ended March 31, 2004 operating loss was $135,000, as compared to an operating loss of $230,000 in the quarter ended March 31, 2003.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended March 31, 2004 decreased $25,000, or approximately 9%, to $251,000, as compared to $276,000 in the quarter ended March 31, 2003.

Gross profit in the quarter ended March 31, 2004 decreased $18,000 to $140,000, as compared with $158,000 in the quarter ended March 31, 2003.

Operating expenses decreased $6,000 in the quarter ended March 31, 2004 to $119,000, as compared with $125,000 in the quarter ended March 31, 2003.

The Environmental segment reported an operating income of $21,000 in the quarter ended March 31, 2004, as compared with an operating income of $33,000 in the quarter ended March 31, 2003.

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

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses decreased $40,000, or approximately 73%, to $15,000 in the quarter ended March 31, 2004, as compared with $55,000 in the quarter ended March 31, 2003.

Six Months Ended March 31, 2004 and 2003

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

                                                                   Six Months Ended
                                                                 --------------------
                                                          March 31, 2004        March 31, 2003
                                                          (In thousands)        (In thousands)
Texas Petroleum Marketing
Revenue                                                   $        8,156        $       8,429
Gross profit                                                         379                  448
Operating expenses                                                   641                  652
                                                          --------------        -------------
Operating loss                                                      (262)                (204)

EDCO Environmental
Revenue                                                   $          416        $         543
Gross profit                                                         217                  298
Operating expenses                                                   255                  292
                                                          --------------        -------------
Operating income (loss)                                              (38)                   6

Unallocated General and Administrative Expenses           $          (64)       $        (110)

Total Continuing Operations
Revenue                                                   $        8,572        $       8,972
Gross profit                                                         596                  746
Operating expenses                                                   960                1,054
                                                                 -------        -------------
Operating loss                                                      (364)                (308)

Discontinued Texas Convenience Store Operations
Revenue                                                  $             -       $          342
Gross profit                                                           -                    8
Operating expenses                                                     -                  100
                                                                 -------        -------------
Operating loss                                                         -                  (92)


Consolidated revenues declined $400,000, or approximately 4% to $8,572,000 in the six months ended March 31, 2004, as compared with $8,972,000 in the six months ended March 31, 2003. Motor fuel sales decreased $304,000 while other sales and services decreased $96,000 in the six months ended March 31, 2004, as compared with the six months ended March 31, 2003.

Consolidated gross profit declined $150,000, or approximately 20%, to $596,000 in the six months ended March 31, 2004, as compared with $746,000 in the six months ended March 31, 2003. Gross Margin declined to approximately 7% of sales in the six months ended March 31, 2004, as compared with approximately 8% of sales in the six months ended March 31, 2003.

Operating expenses declined $94,000, or approximately 9%, to $960,000 in the six months ended March 31, 2004, as compared with $1,054,000 in the six months ended March 31, 2003. Operating expenses include a $3,000 credit from the gain on sale of assets in the six months ended March 31, 2004 as compared to a $106,000 credit in the six months ended March 31, 2003. Excluding the gain or loss on sale of assets, the six months ended March 31, 2004, operating expenses were $963,000, as compared to operating expenses of $1,160,000 in the six months ended March 31, 2003.

The Company incurred an operating loss of $364,000 in the six months ended
March 31, 2004, as compared to operating loss of $308,000 in the six months ended March 31, 2003. Excluding the gain or loss on sale of assets, the six months ended March 31, 2004, operating loss was $367,000, as compared to an operating loss of $414,000 in the six months ended March 31, 2003.

Net income (loss) decreased to a net loss of $340,000 in the six months ended March 31, 2004, as compared with net income of $1,450,000 in the six months ended March 31, 2003. Net loss in the current six months includes other income of $8,000, rental income of $67,000, and interest expense of $51,000. Net income in the six months ended March 31, 2003 includes a $1,653,000 gain on the sale of non-operating assets, other income of $136,000, rental income of $112,000, interest expense of $51,000, and a loss from discontinued operations of the Texas Convenience Store Segment of $92,000.

Texas Petroleum Marketing Segment

Revenues decreased $273,000, or approximately 3% to $8,156,000 in the six months ended March 31, 2004, as compared with revenues of $8,429,000 in the six months ended March 31, 2003. Fuel sales in gallons declined approximately 4% to 6,854,000 gallons, as compared with 7,166,000 gallons in the six months ended March 31, 2003.

Gross profit declined $69,000, or approximately 15%, to $379,000 in the six months ended March 31, 2004, as compared with $448,000 in the six months ended March 31, 2003. Gross Margin was approximately 5% and 5% of revenues in the six months ended March 31, 2004 and March 31, 2003, respectively.

Operating expenses in the six months ended March 31, 2004 decreased $11,000 to $641,000, as compared with $652,000 in the six months ended March 31, 2003. Operating expenses include a $3,000 credit from the gain on sale of assets in the six months ended March 31, 2004 as compared to a $106,000 credit in the six months ended March 31, 2003. Excluding the gain or loss on sale of assets, the six months ended March 31, 2004 operating expenses were $644,000, as compared to operating expenses of $758,000 in the six months ended March 31, 2003.

Texas petroleum marketing incurred a operating loss of $262,000 in the six months ended March 31, 2004, as compared to operating loss of $204,000 in the six months ended March 31, 2003. Excluding the gain or loss on sale of assets, the six months ended March 31, 2004 operating loss was $265,000, as compared to an operating loss of $378,000 in the six months ended March 31, 2003.

Environmental Segment

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Revenues decreased $127,000, or approximately 23%, to $416,000 in the six months ended March 31, 2004, as compared with $543,000 in the six months ended March 31, 2003.

Gross profit in the six months ended March 31, 2004 decreased $81,000 to $217,000, as compared with $298,000 in the six months ended March 31, 2003. Gross Margin decreased to approximately 52% of revenues in the six months ended March 31, 2004, as compared with approximately 55% of revenues in the six months ended March 31, 2003.

Operating expenses decreased $37,000, or approximately 13%, to $255,000 in the six months ended March 31, 2004, as compared with $292,000 in the six months ended March 31, 2003.

The Environmental segment reported an operating loss of $38,000 in the six months ended March 31, 2004, as compared with an operating income of $6,000 in the six months ended March 31, 2003.

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

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $46,000, or approximately 42%, to $64,000 in the six months ended March 31, 2004, as compared with $110,000 in the six months ended March 31, 2003. The decrease is primarily attributable to new managements focus on reducing general and corporate overhead expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $218,000 and $182,000 at March 31, 2004 and 2003 respectively. The Company had a net working capital deficit of $909,000 at March 31, 2004, as compared with a deficit of $631,000 at September 30, 2003.

Cash provided by operating activities was $65,000 for the six months ended March 31, 2004. During that period, cash used by investing activities was $2,000, which was comprised of capital expenditures of $6,000 offset by proceeds from the sales of assets of $4,000. Cash used by financing activities was $61,000, which was comprised of repayment of notes receivable aggregating $24,000 offset by the issuance of notes receivable of $6,000 and $79,000 in debt repayments.

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

As of March 31, 2004, the Company had an aggregate of approximately $3,300,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $700,000, approximately $466,000 is due to various property taxing districts over the next three years. At March 31, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda, Victoria and Jackson Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $134,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $100,000 is due under 3 note agreements with various terms to unrelated third parties. At March 31, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. The Company does not have any available credit remaining under this agreement. At March 31, 2003, the Company had $399,000 outstanding under the line of credit agreement and was in default under certain covenants provided for in the line of credit agreement.

At March 31, 2004, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

To continue as a going concern, the Company intends to finance its working capital requirements and capital expenditures through a combination of funds from operations and selling of non-income producing assets. There can be no assurance that management's plans will be successful implemented or that the Company will continue as a going concern.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2004, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda, Victoria and Jackson County notes payable as currently due at March 31, 2004 and September 30, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

At March 31, 2004, the Company had defaulted under the Matagorda County, Wharton County, and Victoria County property tax notes. At March 31, 2004, the Company had outstanding principal balances due to these counties aggregating $466,000, which is all reflected as currently due at March 31, 2004, and accrued interest aggregating $24,000. The defaults occurred due to the Company's inability to make required monthly principal and interest payments under the notes. Under the agreements, the Company was obligated to make monthly payments of $13,500 to Matagorda County, $9,500 to Wharton County, and $2,000 to Victoria County. During the six months ended March 31, 2004, the Company made only partial payments of the required monthly payments to each county.

At March 31, 2004, the Company was in default under the $500,000 revolving line of credit with NewFirst National Bank, of which $399,000 was outstanding at March 31, 2004, as the Company defaulted under the loan covenant provisions of the agreement. The Company is current on the monthly interest payments required under the agreement.

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

Dated: May 14, 2004

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey
-----------------------------------------
Blair R. Couey
President and Chief Executive Officer and
Acting Chief Financial Officer