Form 10-Q
period 2004-06-30
EVANS SYSTEMS INC
filed 2004-08-23
CIK 904901

As Filed with the Securities and Exchange Commission on August 23, 2004




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 23, 2004 was 9,846,831.


                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                                               Page Number
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2004 and September 30, 2003                                                 3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended June 30, 2004 and 2003                                            4

                  Condensed Consolidated Statements of Income for the
                  Nine Months Ended June 30, 2004 and 2003                                             5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2004 and 2003                                             6

                  Notes to Condensed Consolidated Financial Statements                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          23

         Item 4.  Controls and Procedures                                                             23

Part II. Other Information

         Item 1.  Legal Proceedings                                                                   24

         Item 2.  Changes in Securities and Use of Proceeds                                           24

         Item 3.  Defaults upon Senior Securities                                                     25

         Item 4.  Submission of Matters to a Vote of Security Holders                                 25

         Item 5.  Other Information                                                                   25

         Item 6.  Exhibits and Reports on Form 8-K                                                    25

Signatures                                                                                            26

Part I. Financial Information
Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                       June 30,         September 30,
                                                                         2004               2003
                                                                         ----               ----
                        Assets
                        ------
Current assets:
     Cash and cash equivalents                                        $    585          $    216
     Trade receivables, net of allowance for doubtful
         accounts of $22,000 and $28,000, respectively                   1,212               831
     Inventory                                                             473               371
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                             211               172
     Prepaid expenses and other current assets                              76               103
     Notes receivable, current portion                                      43                67
                                                                      --------          --------
         Total current assets                                            2,600             1,760
Property and equipment, net                                              2,518             2,744
Other assets                                                                --                --
                                                                      --------          --------
              Total assets                                            $  5,118          $  4,504
                                                                      ========          ========

    Liabilities and Stockholders' Equity (Deficit)
    ----------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                            $  2,342          $    895
     Accrued excise, property and other taxes payable                      182               394
     Advances on line of credit                                            399               399
     Current portion of long-term debt                                     599               673
     Accrued interest                                                       32                28
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                              10                 2
                                                                      --------          --------
         Total current liabilities                                       3,564             2,391
     Long-term debt, net of current portion                              2,652             2,706
                                                                      --------          --------
         Total liabilities                                               6,216             5,097
Stockholders' equity (deficit):
     Common stock, $.01 par value, 15,000,000 shares
         authorized, 9,846,831 shares issued and
         outstanding                                                        99                99
     Additional paid-in capital                                         17,193            17,193
     Accumulated deficit                                               (17,956)          (17,451)
     Treasury stock, 72,589 shares, at cost                               (434)             (434)
                                                                      --------          --------
         Total stockholders' equity (deficit)                           (1,098)             (593)
                                                                      --------          --------
             Total liabilities and stockholders' equity (deficit)     $  5,118          $  4,504
                                                                      ========          ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended June 30,
                                                                         2004             2003
                                                                         ----             ----
Revenues:
     Motor fuel sales                                                 $ 4,867           $ 4,342
     Other sales and services                                             358               263
                                                                      -------           -------
         Total revenues                                                 5,225             4,605
Cost of sales
     Motor fuel                                                         4,691             4,107
     Other sales and services                                             142                76
                                                                      -------           -------
         Total cost of sales                                            4,833             4,183
                                                                      -------           -------
Gross profit                                                              392               422
Operating expenses:
     Employment expenses                                                  194               161
     Other operating expenses                                             149               126
     General & administrative expenses                                    148               191
     Depreciation and amortization                                         50                54
     (Gain) loss on sale of assets                                          7                 4
                                                                      -------           -------
         Total operating expenses                                         548               536
                                                                      -------           -------
Operating loss                                                           (156)             (114)
Other income (expense)
     Gain on sale of non-operating assets                                  --                --
     Interest expense, net                                                (47)              (65)
     Other income (expense), net                                            3                --
     Rental income, net                                                    35                64
                                                                      -------           -------
         Total other income (expense)                                      (9)               (1)
                                                                      -------           -------
Income (loss) before income taxes                                        (165)             (115)
Provision for income taxes                                                 --                --
                                                                      -------           -------
Net income (loss)                                                     $  (165)          $  (115)
                                                                      =======           =======

Basic and diluted earnings (loss) per share:
     Net income (loss) per common share                               $ (0.02)          $ (0.01)
                                                                      =======           =======



  The accompanying notes are an integral part of these condensed consolidated financial statements


                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                       Nine Months Ended June 30,
                                                                          2004             2003
                                                                          ----             ----
Revenues:
     Motor fuel sales                                                 $ 12,992          $ 12,980
     Other sales and services                                              805               940
                                                                      --------          --------
         Total revenues                                                 13,797            13,920
Cost of sales
     Motor fuel                                                         12,436            12,288
     Other sales and services                                              373               457
                                                                      --------          --------
         Total cost of sales                                            12,809            12,745
                                                                      --------          --------
Gross profit                                                               988             1,175
Operating expenses
     Employment expenses                                                   509               557
     Other operating expenses                                              404               446
     General & administrative expenses                                     441               605
     Depreciation and amortization                                         150               183
     (Gain) loss on sale of assets                                           4              (102)
                                                                      --------          --------
         Total operating expenses                                        1,508             1,689
                                                                      --------          --------
Operating loss                                                            (520)             (514)
Other income (expense)
     Gain on sale of non-operating assets                                   --             1,653
     Interest expense, net                                                 (98)             (116)
     Other income (expense), net                                            11               136
     Rental income, net                                                    102               176
                                                                      --------          --------
         Total other income (expense)                                       15             1,849
                                                                      --------          --------
Income (loss) before income taxes                                         (505)            1,335
Provision for income taxes                                                  --                --
                                                                      --------          --------
Net income (loss)                                                     $   (505)         $  1,335
                                                                      ========          ========

Basic and diluted earnings (loss) per share:
     Net income (loss) per common share                               $  (0.05)         $   0.13
                                                                      ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended June 30,
                                                                          2004            2003
                                                                          ----            ----
Cash flows from operating activities:
     Net income (loss)                                                $  (505)          $ 1,335
     Adjustments:
         Depreciation and amortization                                    150               183
         (Gain) loss on sale of assets                                      4              (102)
         Gain on sale of non-operating assets                              --            (1,653)
         Note receivable bad debt write off                                15                --
         Changes in working capital:
              Current assets                                             (495)               59
              Other assets                                                 --                30
              Current liabilities                                       1,247              (111)
                                                                      -------           -------
     Total adjustments                                                    921            (1,594)
                                                                      -------           -------
Net cash provided (used) by operating activities                          416              (259)

Cash flows from investing activities:
     Capital expenditures                                                 (12)              (45)
     Proceeds from sale of property and equipment                          84               220
                                                                      -------           -------
Net cash provided (used) by investing activities                           72               175

Cash flows from financing activities:
     Issuance of notes receivable                                         (17)              (86)
     Repayment on notes receivable                                         26               125
     Borrowings under line of credit agreement, net                        --                20
     Repayment on notes payable                                          (128)             (134)
     Borrowings under note payable agreements                              --                 2
                                                                      -------           -------
Net cash provided (used) by financing activities                         (119)              (73)
                                                                      -------           -------

Net increase (decrease) in cash                                           369              (157)

Cash and cash equivalents, beginning of period                            216               491
                                                                      -------           -------

Cash and cash equivalents, end of period                              $   585           $   334
                                                                      =======           =======

Supplemental Disclosure of Non-Cash Transactions
Sale of Terminal Facility (Note E)
     Proceeds through relief of debt and taxes                        $    --           $ 2,018
     Net book value of terminal facility                                   --               365
                                                                      -------           -------
         Gain on sale of terminal facility                            $    --           $ 1,653
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2004. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B - Texas Convenience Store Segment

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Two lease agreements for two stores to an outside operator call for lease payments of $2,800 and $3,200 per month for 5 years with payments beginning December 1, 2002. Each lease maintains one 10-year extension option. One lease agreement for a store to an outside operator calls for lease payments of $2,400 per month for 5 years beginning December 1, 2002, with two 5-year extension options. Under the lease agreements, the Company, through its Texas Petroleum Marketing Segment, executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. Accordingly, the results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated as a result of these transactions. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments under the lease agreement and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments under the lease agreement and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all period presented.

Note C - Line of Credit Agreement

On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. The Company does not have any available credit remaining under this agreement. At June 30, 2004, the Company had $399,000 outstanding under the line of credit agreement and was in default under certain covenants provided for in the line of credit agreement.

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

Effective September 30, 2003, the Company CSS entered into an Option Contract whereby CSS agreed to waive interest due on the CSS note from the original commencement date of June 1, 2003 until June 1, 2004. In consideration for the interest waiver, the Company granted CSS Lake Jackson Property, L.P. (CSS Lake Jackson), a Delaware Limited Partnership whose partners are also partners of CSS, the Option to purchase the Chevron Bulk Plant and two company owned stores. The Option may be exercised by CSS Lake Jackson by written notice at any time on or before June 1, 2004. Upon exercise of the Option, the terms and conditions to the sale of the properties would the sum of $211,000 for the Chevron Bulk Plant, $770,000 for one store and $350,000 for the second store. The conveyance of the properties would be made "as is".

As of June 30, 2004, the Company had an aggregate of approximately $3,251,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $651,000, approximately $436,000 is due to various property taxing districts over the next three years. At June 30, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda and Wharton Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $118,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of approximately $97,000 is due under 3 note agreements with various terms to unrelated third parties. At June 30, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

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

Note F - Costs and Estimated Earnings on Uncompleted Contracts

At June 30, 2004 and September 30, 2003, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):


                                                                                         June 30,        Sept. 30,
                                                                                           2004            2003
                                                                                      ---------------  --------------

Costs incurred to date on uncompleted contracts                                          $ 473             $ 144
Estimated earnings                                                                         192                87
                                                                                         -----             -----
                                                                                           665               231
Billings to date                                                                          (464)              (61)
                                                                                         -----             -----
    Total                                                                                $ 201             $ 170
                                                                                         =====             =====

Included in the accompanying condensed consolidated balance sheets under the following captions:
  Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                               $ 211             $ 172
  Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                 (10)               (2)
                                                                                         -----             -----
    Total                                                                                $ 201             $ 170
                                                                                         =====             =====

The Company's backlog of revenue from work to be performed on uncompleted contracts amounted to approximately $106,000 and $91,000 at June 30, 2004 and September 30, 2003, respectively. There were no material revisions in contract estimates during the three and nine months ended June 30, 2004.

Note G - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note H - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2004 and 2003 were computed using 9,846,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and nine months ended June 30, 2004 as they would have resulted in an antidilutive effect on loss from continuing operations. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and nine months ended June 30, 2003 as they would have resulted in an antidilutive effect as the exercise price exceeded the average market price per share during the period.

At June 30, 2004, the Company had an aggregate 9,846,831 shares of common stock issued and outstanding and is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 5,153,169 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,268,000 shares are reserved for Warrants issued and outstanding.

Note I - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2004, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County, Wharton and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. As of June 30, 2004, the Company had paid off the Victoria, Jackson and Brazoria county ad valorem taxes and those suits had been dismissed. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda and Wharton County notes payable as currently due at June 30, 2004 and September 30, 2003.

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

Note J - Management's Plans

New management and directors were appointed on June 24, 2002. From that date through June 30, 2004, an extensive analysis of the Company operations was performed to determine an achievable growth and liquidity plan. Management came to the conclusion that a conservative and cost effective plan should concentrate in areas that management has maintained a successful record of accomplishments. Management has made several transactions during the past nine months focused on stabilizing the Company's financial position. The most recent step implemented by management is discussed in Note K. The second phase of management's plan is to open the Fuel Terminal utilizing a joint venture, thru-put partner, or supplier to begin operations. As discussed in Note E, the Company sold the fuel terminal with the intent that once opened, the Company will benefit through its management contract as well as the reduced overall product cost and freight expense, adding additional revenues to the Petroleum Marketing Segment.

The Environmental Segment has made a marginal profit over the years and maintained a positive cash flow. Management. Starco Environmental is currently holding merger negotiations with Morco Testing, Inc. (Morco) of Pasadena, Texas. Morco has an intensive line and tank testing division and tank cleaning division already in place, which management believes would compliment Starco's current operations. Financial institutions have become increasingly aware of potential environmental hazards and the cost associated there with, on properties they finance. The need for testing to determine if any pollution exist on properties will continue for an unforeseeable time into the future. For this reason management believes adding a testing segment will increase the revenues and profitability of the Environmental Segment.

There can be no assurance that management's plans will be successfully implemented or that the Company will continue as a going concern.

Note K - Subsequent Events

Effective July 1, 2004, the Company sold its accounts receivable, inventory, Bay City office building and bulk plant, its Chevron and Exxon equipment contracts in exchange for relief of debt of amounts owed to Mauritz & Couey (M&C) for fuel and oil purchases, management fees and other purchases as well as the assumption of the NewFirst National Bank's Line of Credit. The difference, if any, between the fair value of the assets transferred and the debt forgiven and/or assumed by M&C will be paid to the Company, which management estimates will not be significant to the Company.

In addition, the Company entered into an agreement with M&C to deliver fuel for M&C based on contractual freight rates plus a $.02 per gallon delivered commission. Management estimates, based on prior fuel gallons sold, the commission earned will be approximately $24,000 a month.

Due to the increased requirements imposed by the major oil companies on fuel distributors, there have become heightened concerns on the possibility of the Exxon and Chevron contracts being cancelled with the lack of working capital or means to acquire additional financing to upgrade the locations to comply with the oil company's standards. Another major factor was the expiration of the NewFirst National Bank's line of credit, whereas NewFirst National Bank had a security interest in the assets described above. The due date has been extended several times and attempts to renew were unsuccessful.

This transaction will create certain opportunities for the company including decreased monthly operating costs such as insurance premiums, repairs to contractually binding locations, interest payments, and personnel costs. Gross revenues will be reduced by approximately $1,400,000 a month, as well as a similar reduction of operating costs required to do business. Management feels the company will overall be profitable.

In addition, the Company has an agreement in principal with StarCo Energy, an affiliate of Cain, Smith, & Strong II, L.P.(CSS),a Delaware limited partnership, on a sales leaseback transaction for a company-owned bulk plant and three company-owned store properties with independent appraisal values of $1,423,000 for payment of property taxes that are due on the properties in the approximate amount of $67,000 and a reduction of principal and interest owed to CSS (Note D) by approximately $1,356,000. This transaction would bring the company current with its interest obligations to CSS, provide for a significant reduction in amounts owed to CSS, and reduce the Company's outstanding property tax liability. The Company would lease the three store properties under an agreement that calls for a monthly lease payment equal to 25% of the monthly operating profits of the three stores.

Note L - Segment Reporting

Under the guidance of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has three reportable segments: Texas petroleum marketing, Texas convenience stores and environmental remediation services. The Texas petroleum marketing segment sells motor fuels to the public through retail outlets in southeast Texas and supplies the Company's open dealer accounts with motor fuels. The Texas convenience store segment, through its store locations, features self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment provides environmental assessment and remediation services for the petroleum industry in the southeast Texas market area.

Information concerning the Company's business activities is summarized as follows (in thousands):

                                     Texas           Texas         Environmental      Other
                                   Petroleum      Convenience       Remediation     Reconciling    Consolidated
       Three Months Ended          Marketing         Stores           Services        Items (1)        Total
June 30, 2004
  Revenues from external
   Customers:
      Motor fuel sales              $ 4,687          $   180          $    --         $    --          $ 4,867
      Convenience store sales            --               72               --              --               72
      Other                              --               --              286              --              286
  Intersegment revenues                  --               --               --              --               --
                                    -------          -------          -------         -------          -------
        Total revenues              $ 4,687          $   252          $   286         $    --          $ 5,225
                                    =======          =======          =======         =======          =======


  Depreciation and
   amortization                     $    29          $    15          $     4         $     2          $    50
  Operating income (loss)           $  (110)         $   (82)         $    51         $   (15)         $  (156)



June 30, 2003
  Revenues from external
   Customers:
      Motor fuel sales              $ 4,342          $    --          $    --         $    --          $ 4,342
      Convenience store sales            --               --               --              --               --
      Other                              --               --              263              --              263
  Intersegment revenues                  --               --               --              --               --
                                    -------          -------          -------         -------          -------
        Total revenues              $ 4,342          $    --          $   263         $    --          $ 4,605
                                    =======          =======          =======         =======          =======


  Depreciation and
   amortization                     $    48          $    --          $     4         $     2          $    54
   Operating income (loss)          $  (118)         $    --          $    51         $   (47)         $  (114)


(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):


                                                       Quarter Ended June 30,
                                                    2004                 2003
                                                    ----                 -----
Total operating loss for reportable segments       $(141)               $ (67)
Rental income, net                                    35                   64
Other income, net                                      3                   --
Interest expense, net                                (47)                 (65)
Unallocated corporate overhead expenses              (15)                 (47)
Gain on sale of non-operating assets                  --                   --
                                                   -----                -----
  Total consolidated income (loss)
      before income taxes                          $(165)               $(115)
                                                   =====                =====


                                     Texas          Texas        Environmental        Other
                                   Petroleum     Convenience      Remediation      Reconciling    Consolidated
       Nine Months Ended           Marketing       Stores           Services        Items (1)        Total
June 30, 2004
  Revenues from external
   Customers:
      Motor fuel sales             $ 12,812        $    180        $     --        $     --         $ 12,992
      Convenience store sales            --              72              --              --               72
      Other                              31              --             702              --              733
  Intersegment revenues                  --              --              --              --               --
                                   --------        --------        --------        --------         --------
        Total revenues             $ 12,843        $    252        $    702        $     --         $ 13,797
                                   ========        ========        ========        ========         ========

  Depreciation and
   amortization                    $    117        $     15        $     12        $      6         $    150
  Operating income (loss)          $   (372)       $    (82)       $     17        $    (83)        $   (520)



June 30, 2003
  Revenues from external
   Customers:
      Motor fuel sales             $ 12,771        $    209        $     --        $     --         $ 12,980
      Convenience store sales            --             134              --              --              134
      Other                              --              --             806              --              806
  Intersegment revenues                  --              --              --              --               --
                                   --------        --------        --------        --------         --------
        Total revenues             $ 12,771        $    343        $    806        $     --         $ 13,920
                                   ========        ========        ========        ========         ========

  Depreciation and
   amortization                    $    165        $     --        $     12        $      6         $    183
  Operating income (loss)          $   (322)       $    (92)       $     57        $   (157)        $   (514)


(1) Consists primarily of unallocated corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                            Nine Months Ended June 30,
                                                                            2004                 2003
                                                                            ----                 ----
Total operating income (loss) for reportable segments                   $  (437)               $  (357)
Rental income, net                                                          102                    176
Other income (expense), net                                                  11                    136
Interest expense, net                                                       (98)                  (116)
Unallocated corporate overhead expenses                                     (83)                  (157)
Gain on sale of non-operating assets                                         --                  1,653
                                                                        -------                -------
  Total consolidated income (loss)
   before income taxes                                                  $  (505)               $ 1,335
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

Recent Events

Effective July 1, 2004, the Company sold its accounts receivable, inventory, Bay City office building and bulk plant, its Chevron and Exxon equipment contracts in exchange for relief of debt of amounts owed to Mauritz & Couey (M&C) for fuel and oil purchases, management fees and other purchases as well as the assumption of the NewFirst National Bank's Line of Credit. Any difference between the fair value of the assets transferred and the debt forgiven and/or assumed by M&C will be repaid to the Company. In addition, the Company entered into an agreement with M&C to deliver fuel for M&C based on contractual freight rates plus a $.02 per gallon delivered commission. Management estimates, based on prior fuel gallons sold, the commission earned will be approximately $24,000 a month.

Due to the increased requirements imposed by the major oil companies on fuel distributors, there have become heightened concerns on the possibility of the Exxon and Chevron contracts being cancelled with the lack of working capital or means to acquire additional financing to upgrade the locations to comply with the oil company's standards. Another major factor was the expiration of the NewFirst National Bank's line of credit, whereas NewFirst National Bank had a security interest in the assets described above. The due date has been extended several times and attempts to renew were unsuccessful.

This transaction will create certain opportunities for the company including decreased monthly operating costs such as insurance premiums, repairs to contractually binding locations, interest payments, and personnel costs. Gross revenues will be reduced by approximately $1,400,000 a month, as well as a similar reduction of operating costs required to do business. Management feels the company will overall be profitable.

In addition, the company has entered into a long-term sales leaseback transaction with Cain, Smith & Strong II, L.P., a Delaware limited partnership ("CSS") on a bulk plant and three store properties with independent appraisal values of $1,423,000 for payment of property taxes that are due on the properties in the approximate amount of $67,000 and a reduction of principal and interest owed to CSS (Note D) in the approximate amount of $1,356,000. This transaction will bring the company current with its interest obligations to CSS. The Company will lease the three store properties under an agreement that calls for a monthly lease payment equal to 25% of the monthly operating profits of the three stores.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("Company") business segments for the three months ended June 30, 2004 and 2003. This is the second quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.

                                                                           Three Months Ended
                                                                   June 30, 2004        June 30, 2003
                                                                   -------------        -------------
                                                                  (In thousands)        (In thousands)
Texas Petroleum Marketing
Revenue                                                             $ 4,687                  $ 4,342
Gross profit                                                            171                      236
Operating expenses                                                      281                      354
                                                                    -------                  -------
Operating loss                                                         (110)                    (118)

Texas Convenience Store Operations
Revenue                                                             $   252                  $    --
Gross profit                                                             16                       --
Operating expenses                                                       98                       --
                                                                    -------                  -------
Operating loss                                                          (82)                      --

EDCO Environmental
Revenue                                                             $   286                  $   263
Gross profit                                                            205                      186
Operating expenses                                                      154                      135
                                                                    -------                  -------
Operating income                                                         51                       51

Unallocated General and Administrative Expenses                     $   (15)                 $   (47)
                                                                    -------                  -------

Total Operations
Revenue                                                             $ 5,225                  $ 4,605
Gross profit                                                            392                      422
Operating expenses                                                      548                      536
                                                                    -------                  -------
Operating loss                                                         (156)                    (114)


Consolidated revenues increased $620,000, or approximately 13%, to $5,225,000 in the quarter ended June 30, 2004, as compared with revenues of $4,605,000 in the quarter ended June 30, 2003. The increase was primarily attributable to higher fuel prices during the quarter and the addition of Texas Convenience Store segment revenues during the current quarter.

Fuel sales increased $345,000 while other sales and services increased $95,000 in the quarter ended June 30, 2004, as compared with the quarter ended June 30, 2003.

Consolidated gross profit decreased $30,000, or approximately 7%, in the quarter ended June 30, 2004, as compared with the quarter ended June 30, 2003. Gross profit expressed as a percentage of sales, "Gross Margin", was approximately 8% of sales in the quarter ended June 30, 2004, as compared to approximately 9% in the quarter ended June 30, 2003.

Operating expenses increased $12,000 in the quarter ended June 30, 2004, as compared with the quarter ended June 30, 2003. Operating expenses in the quarter ended June 30, 2003 include a loss on the sale of assets of $7,000. Operating expenses excluding the gain or loss on sale of assets increased $9,000 to $541,000 in the quarter ended June 30, 2004 as compared to $532,000 in the quarter ended June 30, 2003.

The Company had an operating loss of $156,000 in the quarter ended June 30, 2004, as compared to an operating loss of $114,000 in the quarter ended June 30, 2003. Excluding the gain or loss on sale of assets, the quarter ended June 30, 2004 operating loss was $1499,000 as compared to an operating loss of $110,000 in the quarter ended June 30, 2003.

Net income (loss) decreased to a net loss of $165,000 in the quarter ended June 30, 2004, as compared with a net loss of $115,000 in the quarter ended June 30, 2003. Net loss for the quarter ended June 30, 2003 includes interest expense of $65,000 and rental income of $64,000. Net loss in the current quarter includes interest expense of $47,000, other income of $3,000 and rental income of $35,000.

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

Revenues increased $345,000, or approximately 8%, to $4,687,000 in the quarter ended June 30, 2004, as compared with revenues of $4,342,000 in the quarter ended June 30, 2003. Fuel sales in gallons increased approximately 6%, to 4,028,000 gallons, as compared with 3,787,000 gallons in the quarter ended June 30, 2003. The revenue decrease is mainly attributable to increased gallons sold in the current quarter compared to the quarter ended June 30, 2003.

Gross profit decreased $65,000, or approximately 28%, to $171,000 in the quarter ended June 30, 2004, as compared with $236,000 in the quarter ended June 30, 2003. Gross Margin decreased to approximately 4% of sales in the quarter ended June 30, 2004, as compared with approximately 5% of sales in the quarter ended June 30, 2003.

Operating expenses in the quarter ended June 30, 2004 declined $73,000, or approximately 21%, as compared with the quarter ended June 30, 2003.

The Texas petroleum marketing segment's operating loss decreased $8,000 to $110,000 in the quarter ended June 30, 2004, as compared to an operating loss of $118,000 in the quarter ended June 30, 2003. Excluding the gain or loss on sale of assets, the quarter ended June 30, 2004 operating loss was $103,000, as compared to an operating loss of $114,000 in the quarter ended June 30, 2003.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended June 30, 2004 increased $23,000, or approximately 9%, to $286,000, as compared to $263,000 in the quarter ended June 30, 2003.

Gross profit in the quarter ended June 30, 2004 increased $19,000 to $205,000, as compared with $186,000 in the quarter ended June 30, 2003.

Operating expenses increased $19,000 in the quarter ended June 30, 2004 to $154,000, as compared with $135,000 in the quarter ended June 30, 2003.

The Environmental segment reported an operating income of $51,000 in both the quarter ended June 30, 2004 and the quarter ended June 30, 2003.

Texas Convenience Store Segment

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments under the lease agreement and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments under the lease agreement and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all period presented. However, as the Company did not operate any stores between November 18, 2002 and April 2004, there is no comparative analysis between the current quarter and the quarter ended June 30, 2003.

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses decreased $32,000, or approximately 68%, to $15,000 in the quarter ended June 30, 2004, as compared with $47,000 in the quarter ended June 30, 2003.

Nine Months Ended June 30, 2004 and 2003

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of the Company business segments for the nine months ended June 30, 2004 and 2003. This is the first half of ESI's fiscal year, which begins October 1 and ends September 30.

                                                                            Nine Months Ended
                                                                   June 30, 2004        June 30, 2003
                                                                   -------------        -------------
                                                                  (In thousands)        (In thousands)
Texas Petroleum Marketing
Revenue                                                             $ 12,843                 $ 12,771
Gross profit                                                             550                      684
Operating expenses                                                       922                    1,006
                                                                    --------                 --------
Operating loss                                                          (372)                    (322)

Texas Convenience Store Operations
Revenue                                                             $    252                 $    343
Gross profit                                                              16                        7
Operating expenses                                                        98                       99
                                                                    --------                 --------
Operating loss                                                           (82)                     (92)

EDCO Environmental
Revenue                                                             $    702                 $    806
Gross profit                                                             422                      484
Operating expenses                                                       405                      427
                                                                    --------                 --------
Operating income (loss)                                                   17                       57

Unallocated General and Administrative Expenses                     $    (83)                $   (157)

Total Operations
Revenue                                                             $ 13,797                 $ 13,920
Gross profit                                                             988                    1,175
Operating expenses                                                     1,508                    1,689
                                                                    --------                 --------
Operating loss                                                          (520)                    (514)


Consolidated revenues declined $123,000, or approximately 1% to $13,797,000 in the nine months ended June 30, 2004, as compared with $13,920,000 in the nine months ended June 30, 2003. Motor fuel sales increased $12,000 while other sales and services decreased $135,000 in the nine months ended June 30, 2004, as compared with the nine months ended June 30, 2003.

Consolidated gross profit declined $187,000, or approximately 16%, to $988,000 in the nine months ended June 30, 2004, as compared with $1,175,000 in the nine months ended June 30, 2003. Gross Margin declined to approximately 7% of sales in the nine months ended June 30, 2004, as compared with approximately 8% of sales in the nine months ended June 30, 2003.

Operating expenses declined $181,000, or approximately 11%, to $1,508,000 in the nine months ended June 30, 2004, as compared with $1,689,000 in the nine months ended June 30, 2003. Operating expenses include a $4,000 charge from the loss on sale of assets in the nine months ended June 30, 2004 as compared to a $102,000 credit from the gain on sale of assets in the nine months ended June 30, 2003. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2004, operating expenses were $1,504,000, as compared to operating expenses of $1,791,000 in the nine months ended June 30, 2003.

The Company incurred an operating loss of $520,000 in the nine months ended June 30, 2004, as compared to operating loss of $514,000 in the nine months ended June 30, 2003. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2004, operating loss was $516,000, as compared to an operating loss of $616,000 in the nine months ended June 30, 2003.

Net income (loss) decreased to a net loss of $505,000 in the nine months ended June 30, 2004, as compared with net income of $1,335,000 in the nine months ended June 30, 2003. Net loss in the current nine months includes other income of $11,000, rental income of $102,000, and interest expense of $98,000. Net income in the nine months ended June 30, 2003 includes a $1,653,000 gain on the sale of non-operating assets, other income of $136,000, rental income of $176,000 and interest expense of $116,000.

Texas Petroleum Marketing Segment

Revenues increased $72,000, or approximately 1% to $12,843,000 in the nine months ended June 30, 2004, as compared with revenues of $12,771,000 in the nine months ended June 30, 2003. Fuel sales in gallons declined approximately 1% to 10,882,000 gallons, as compared with 10,953,000 gallons in the nine months ended June 30, 2003.

Gross profit declined $134,000, or approximately 20%, to $550,000 in the nine months ended June 30, 2004, as compared with $684,000 in the nine months ended June 30, 2003. Gross Margin was approximately 4% and 5% of revenues in the nine months ended June 30, 2004 and June 30, 2003, respectively.

Operating expenses in the nine months ended June 30, 2004 decreased $84,000 to $922,000, as compared with $1,006,000 in the nine months ended June 30, 2003. Operating expenses include a $4,000 charge from the loss on sale of assets in the nine months ended June 30, 2004 as compared to a $102,000 credit in the nine months ended June 30, 2003. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2004 operating expenses were $918,000, as compared to operating expenses of $1,108,000 in the nine months ended June 30, 2003.

Texas petroleum marketing incurred a operating loss of $372,000 in the nine months ended June 30, 2004, as compared to operating loss of $322,000 in the nine months ended June 30, 2003. Excluding the gain or loss on sale of assets, the nine months ended June 30, 2004 operating loss was $368,000, as compared to an operating loss of $424,000 in the nine months ended June 30, 2003.

Environmental Segment

EDCO Environmental provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Revenues decreased $104,000, or approximately 13%, to $702,000 in the nine months ended June 30, 2004, as compared with $806,000 in the nine months ended June 30, 2003.

Gross profit in the nine months ended June 30, 2004 decreased $62,000 to $422,000, as compared with $484,000 in the nine months ended June 30, 2003. Gross Margin was approximately 60% of revenues in the nine months ended June 30, 2004 and the nine months ended June 30, 2003.

Operating expenses decreased $22,000, or approximately 5%, to $405,000 in the nine months ended June 30, 2004, as compared with $427,000 in the nine months ended June 30, 2003.

The Environmental segment reported operating income of $17,000 in the nine months ended June 30, 2004, as compared with an operating income of $57,000 in the nine months ended June 30, 2003.

Texas Convenience Store Segment

On November 18, 2002, the Company sold its fuel and retail inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments under the lease agreement and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments under the lease agreement and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all period presented. However, as the Company did not operate any stores between November 18, 2002 and April 2004, the operational results of the Texas Convenience Store segment represent only one quarter of operations (April 2004 to June 2004) in the nine months ended June 30, 2004 and only one quarter (October 1, 2002 to November 18, 2002) in the quarter ended June 30, 2003.

Unallocated General and Administrative Expenses

Unallocated General and Administrative expenses decreased $74,000, or approximately 47%, to $83,000 in the nine months ended June 30, 2004, as compared with $157,000 in the nine months ended June 30, 2003. The decrease is primarily attributable to new managements focus on reducing general and corporate overhead expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $585,000 and $216,000 at June 30, 2004 and September 30, 2003, respectively. The Company had a net working capital deficit of $964,000 at June 30, 2004, as compared with a deficit of $631,000 at September 30, 2003.

Cash provided by operating activities was $416,000 for the nine months ended June 30, 2004. During that period, cash provided by investing activities was $72,000, which was comprised of capital expenditures of $12,000 offset by proceeds from the sales of assets of $84,000. Cash used by financing activities was $119,000, which was comprised of repayment of notes receivable aggregating $26,000 offset by the issuance of notes receivable of $17,000 and debt repayments of $128,000.

Cash used by operating activities was $259,000 for the nine months ended June 30, 2003. During that period, cash provided by investing activities was $175,000, which was comprised of capital expenditures of $45,000 offset by proceeds from the sales of assets of $220,000. Cash used by financing activities was $73,000, which was comprised of $20,000 of borrowings under the Company's line of credit agreement, repayment of notes receivable aggregating $125,000 offset by the issuance of notes receivable of $86,000 and new borrowings of $2,000 offset by $134,000 in debt repayments.

As of June 30, 2004, the Company had an aggregate of approximately $3,251,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007.

Of the remaining principal outstanding aggregating an approximate $651,000, approximately $436,000 is due to various property taxing districts over the next three years. At June 30, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet. In addition, Matagorda and Wharton Counties have filed tax suits against the Company for delinquent taxes.

Additionally, approximately $118,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of approximately $97,000 is due under 3 note agreements with various terms to unrelated third parties. At June 30, 2004, the Company was in default under these note agreements, and accordingly, the Company has reflected these notes as currently due on the accompanying condensed consolidated balance sheet.

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

Part II. Other Information

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2004, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County, Wharton and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. As of June 30, 2004, the Company had paid off the Victoria, Jackson and Brazoria county ad valorem taxes and those suits had been dismissed. The Company has accrued all prior years ad valorem taxes not under note agreements and has reflected the Matagorda and Wharton County notes payable as currently due at June 30, 2004 and September 30, 2003.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

At June 30, 2004, the Company had defaulted under the Matagorda County and Wharton County property tax notes. At June 30, 2004, the Company had outstanding principal balances due to these counties aggregating $436,000, which is all reflected as currently due at June 30, 2004, and accrued interest aggregating $8,000. The defaults occurred due to the Company's inability to make required monthly principal and interest payments under the notes. Under the agreements, the Company was obligated to make monthly payments of $13,500 to Matagorda County and $9,500 to Wharton County. During the nine months ended June 30, 2004, the Company made only partial payments of the required monthly payments to each county.

At June 30, 2004, the Company was in default under the $500,000 revolving line of credit with NewFirst National Bank, of which $399,000 was outstanding at June 30, 2004, as the Company defaulted under the loan covenant provisions of the agreement. The Company is current on the monthly interest payments required under the agreement. The Company does not have any available credit remaining under this agreement.

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

Item 6.  Exhibits and Reports on Form 8K

     A. Exhibits.

          Exhibit 31 - Section 302 Certification of Blair R. Couey, as Chief
                       Executive Officer and Acting Chief Financial Officer

          Exhibit 32 - Section 906 Certification of Blair R. Couey, Chief
                       Executive Officer and Acting Chief Financial Officer

     B. Reports on Form 8K - The following reports on Form 8-K were filed under the Securities and Exchange Act of 1934 in the quarter ended June 30, 2004:

          Current Report on Form 8-K, dated July 1, 2004 announcing certain transactions with Mauritz & Couey and CSS, in which the Company sold various assets for certain debt relief and/or debt assumptions

          Exhibit 10.1 - Bill of Sale for accounts receivable and inventory

          Exhibit 10.2 - Bill of Sale

          Exhibit 10.3 - Deed of Trust

          Exhibit 10.4 - General Warranty Deed

          Exhibit 10.5 - Promissory Note

          Exhibit 10.6 - Security Agreement (Goods, Equipment, Inventory, & Farm
                         Equipment)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 2004

EVANS SYSTEMS, INC.

By:  /s/ Blair R. Couey.
------------------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer