Form 10-K
period 2004-09-30
EVANS SYSTEMS INC
filed 2005-01-13
CIK 904901

As Filed with the Securities Exchange Commission on January 13, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K
                                   (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-21956

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                    Texas                              74-1613155
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)          Identification number)

             102 South Mechanic, P.O. Box 550, El Campo, Texas 77437 (Address, including Zip Code, of registrant's principal executive offices)

                                 (979) 245-2424
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        ---------------------
   Common Stock, par value $.01 per share           NASDAQ-OTCBB Exchange

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Approximate aggregate market value of common stock held by
non-affiliates of the registrant as of September 30, 2004                     $     294,000
Number of shares of common stock outstanding as of December 31, 2004             10,430,196


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

Item 1. Business

Evans Systems Inc. and its subsidiaries, (dba MC Star and collectively referred to herein as the "Company") operate 3 convenience stores selling gasoline, merchandise and fast food to the motoring public, provides environmental remediation services in southern Texas and provide freight deliver services of petroleum products.

On November 18, 2002, the Company sold its inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Under the lease agreements, the Company executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all periods presented. As a result of these transactions, fiscal 2004 includes operations from April 2004 to September 30, 2004, fiscal 2003 includes operations from October 1, 2002 to November 18, 2002, and fiscal 2002 includes operations from October 1, 2001 to September 30, 2002.

On July 1, 2004, the Company entered into an agreement with Mauritz & Couey (MC) whereby the Company conveyed its Exxon, Chevron and unbranded fuel distribution contracts and certain petroleum marketing distribution assets, accounts receivable and inventory to MC for relief of amounts owed to MC for fuel purchases and management fees, the assumption of the Company's line of credit obligation by MC and the issuance of a note receivable. As a result of the transaction, the Company discontinued its petroleum marketing distribution segment and effectively disposed of the segment's assets. See Discontinued Operations discussion below. From July 1, 2004 until December 31, 2004, the Company continued to deliver fuel products to MC customers and the Company was reimbursed by MC at common carrier freight rates, resulting in an immaterial impact to the Company's operations. Effective January 1, 2005, the remaining employees of the Petroleum Marketing segment were terminated and the Company ceased delivering fuel products as a common carrier.

Operating results for each of the Company's segments follow (in thousands).

                                                                                  September 30,
                                                                                  -------------
                                                                         2004         2003           2002
                                                                         ----         ----           ----
Texas Convenience Stores

Revenues                                                             $    947       $    341      $  5,068

Operating income (loss)                                                  (238)            43          (335)

Environmental Operations

Revenues                                                             $    973       $  1,241      $  1,105

Operating income (loss)                                                    35            217            44

Unallocated General and Administrative Expenses                      $    (53)      $   (372)     $   (675)

Total Continuing Operations
Revenues                                                             $  1,920       $  1,582      $  6,173

Operating income (loss)                                                  (256)          (112)         (966)

Texas Petroleum Marketing*

Revenues                                                             $ 12,936       $ 17,536      $ 19,685

Operating income (loss)                                                  (516)          (472)       (1,595)

*Texas Petroleum Marketing operations ceased July 1, 2004

Texas Convenience Store Operations
----------------------------------

On November 18, 2002, the Company sold its inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. In late April 2004 and early July 2004, the Company reacquired control of the stores due to the lessee's inability to make required payments and reopened the stores as company-owned stores. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all periods presented. As a result of these transactions, fiscal 2004 includes operations from April 2004 to September 30, 2004, fiscal 2003 includes operations from October 1, 2002 to November 18, 2002, and fiscal 2002 includes operations from October 1, 2001 to September 30, 2002.

The following table sets forth the revenues of the Texas Convenience Store segment (in thousands):

                                                                                  September 30,
                                                                                  -------------
                                                                        2004          2003         2002
                                                                        ----          ----         ----
Motor fuel sales                                                      $  648        $  208        $2,737
Inside merchandise and other sales                                       299           134         2,331
                                                                      ------        ------        ------
  Total sales                                                         $  947        $  342        $5,068
                                                                      ======        ======        ======
Number of operating stores at year-end                                     3            --             8
                                                                      ======        ======        ======

At September 30, 2004, the Company operated 3 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise. The Company's stores are located in smaller communities throughout the gulf coast region of Texas.

Environmental Operations
------------------------

EDCO Environmental (dba Star Co) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area. Star Co currently focuses its efforts on the following activities:

     Underground storage tank ("UST") removal        UST regulator upgrades
     Site assessments for regulatory agencies        UST repairs and maintenance
     Site clean up reimbursement

Star Co has provided environmental remediation services to customers ranging from gasoline stations, convenience stores, public utilities, banks, major oil companies, large industrial corporations, various small local enterprises and a variety of governmental institutions and enterprises. The environmental protection business is primarily the result of government mandate. In the mid-1980's, the EPA initiated a program for the management of USTs throughout the U.S. The EPA now requires stage II vapor recovery improvements at fuel facilities rather than through on-board canisters in new motor vehicles.

A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking USTs. In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. The fund is continually financed by a fee assessed on motor fuels sold in the state. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality ("TCEQ") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. For locations where contamination already exists, the UST owner/operator must comply with TCEQ clean-up regulations or risk fines of up to $10,000 per day and disqualification from the benefits and funding of the GPA.

Under current Texas law and the requirements of the TCEQ, on September 30, 2005, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2006 for reimbursement. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

Star Co. reported revenues of $974,000, $1,241,000 and $1,105,000 in 2004, 2003
and 2002, which were almost entirely from contracts under the TCEQ reimbursement programs.

Discontinued Operations
-----------------------

On July 1, 2004, the Company entered into an agreement with Mauritz & Couey (MC) whereby the Company conveyed its Exxon, Chevron and unbranded fuel distribution contracts and certain petroleum marketing distribution assets, accounts receivable and inventory with a net book value aggregating $1,629,000 to MC for relief of amounts owed to MC for fuel purchases and management fees of approximately $1,705,000, the assumption of the Company's line of credit obligation by MC of $399,000 and the issuance of a note receivable of $88,000. As a result of the transaction, the Company discontinued its petroleum marketing distribution segment and effectively disposed of the segment's assets. The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded.

Employee Relations
------------------

At September 30, 2004, the Company employed 40 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes. Effective January 1, 2005, the remaining 7 employees from the former Petroleum Marketing Segment were terminated.

Management considers its employee relations to be satisfactory.

Competition
-----------

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

The continued growth in the remediation service is dependent upon market penetration, customer base, government regulations, funding, and legislative changes. Star Co.'s growth in underground storage tank upgrading depends upon its ability to work efficiently, meet price competition, and will be adversely affected by restrictions upon reimbursements by the TCEQ.

Item 2. Properties

The Company owns 17 commercial parcels of real estate in Texas. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 3 retail locations under operating lease agreements with varying terms and lives.

The Company's general offices are located in Bay City Texas in a 13,475 square foot building. Adjacent to the offices are 14,784 square feet of additional warehouse buildings together with bulk storage equipment, including 14 fuel storage tanks and 20 lube oil and antifreeze tanks. These office buildings were sold as part of the sale of the Texas Petroleum Marketing segment to MC. As part of the sales agreement, the Company maintains use of the building at no cost until either a formal lease agreement is entered into or the Company relocates its offices.

Item 3. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2004, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company's common stock. The petition alleged that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000, which included 625,000 shares for the plaintiffs. The Plaintiff's alleged that they never received their 625,000 common shares or a refund of the subscription funds. In April 2004, the Company and the former and current directors agreed to settle the lawsuit. Under the settlement agreement, the Company agreed to reissue the original 625,000 common shares to the plaintiff as well as issue an additional 625,000 shares to the plaintiff. In addition, Mr. J.L. Evans, Sr. agreed to forfeit 1/3 of his stock warrants and one former director agreed to directly compensate the plaintiff $25,000.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Stock Information

Traded On the NASDAQ Over The Counter Bulletin Board (OTCBB) Quotation System -- The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI.OB". At September 30, 2004, there were approximately 112 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $294,000 on September 30, 2004.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates                                                   High              Low
-----                                                   ----              ---
October 1, 2002 through December 31, 2002               .14               .04
January 1, 2003 through March 31, 2003                  .08               .02
April 1, 2003 through June 30, 2003                     .13               .03
July 1, 2003 through September 30, 2003                 .08               .04
October 1, 2003 through December 31, 2003               .13               .05
January 1, 2004 through March 31, 2004                  .19               .07
April 1, 2004 through June 30, 2004                     .14               .06
July 1, 2004 through September 30, 2004                 .09               .04

Item 6. Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.


                                                                                   September 30,
                                                                                   -------------
Income Statement Data                                            2004       2003        2002       2001        2000
---------------------                                            ----       ----        ----       ----        ----
Revenues                                                      $ 1,920    $ 1,583     $ 6,173   $ 13,505    $ 26,723

Gross profit                                                      529        631       1,258      2,814       4,880

Operating income (loss)                                          (256)      (112)       (966)      (858)       (480)

Income (loss) from continuing operations                         (379)     1,697      (1,035)      (617)     (3,036)

Net income (loss)                                                (332)     1,225        (831)    (3,046)     (5,735)

Basic and diluted income (loss) from continuing
  operations per common share                                   (0.04)      0.17       (0.14)     (0.10)      (0.71)

Basic and diluted earnings (loss) per common share              (0.03)      0.12       (0.11)     (0.50)      (1.35)

Basic and diluted weighted average number common shares        10,157      9,846       7,588      6,134       4,263



Balance Sheet Data

Current assets                                                $ 1,289    $ 1,760     $ 2,194    $ 3,034     $ 6,516

Current liabilities                                             1,433      2,391       2,519     12,002      19,301


Current ratio                                                   .90:1      .87:1       .25:1      .34:1       .42:1

Total assets                                                    3,235      4,504       5,771     11,474      21,689

Long-term debt                                                  2,652      2,706       5,070        609         716

Total stockholders' equity (deficit)                             (850)      (593)     (1,818)    (1,137)      1,672

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

During the three years in the period ended September 30, 2004, the Company has recorded operating losses aggregating $1.33 million. In addition, the Company had recorded operating losses from its Texas Petroleum Marketing segment, now discontinued, aggregating $2.58 million during the three years in the period ended September 30, 2004. At September 30, 2004, the Company has a working capital deficit of $144,000 and a stockholders' deficit of $850,000.

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

Management will continue to reduce debt and provide working capital through funds from operations and the sale of non-income producing assets. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

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



Results of Operations
---------------------

2004 compared to 2003
---------------------

Consolidated revenues from continuing operations increased $337,000, or approximately 21%, to $1,920,000 in the year ended September 30, 2004. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations include operations for the period from late April 2004 (2 stores) and early July 2004 (1 store) to September 30, 2004, and only the period from October 1, 2002 to November 18, 2002 during 2003 as the stores were leased to outside operators and the segment was discontinued from November 18, 2002 to April 2004. The Company subsequently reacquired control of those stores. Revenues from the Environmental segment decreased marginally.

Consolidated gross profit from continuing operations decreased $102,000, or approximately 16%, to $529,000 in the year ended September 30, 2004. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 28% of sales in 2004 from approximately 40% of sales in 2002. The decrease in gross margin in 2004 is mainly attributable to the higher profit margin of the Environmental segment negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had increased operations in 2004 over 2003.

Consolidated operating expenses increased $42,000, or approximately 6%, in 2004 to $785,000. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment, which resulted in employment personnel increases of $99,000. General, administrative and other operating expenses cost cuts resulted in savings of $9,000. Those reductions were affected by the gain on asset sales of $2,000 in 2004, as compared to a loss of $48,000 in 2002.

Consolidated operating losses increased $144,000 to $256,000 in 2004 as compared with a loss of $112,000 in 2003. Excluding the effect of gain (loss) of assets sales on operating losses in 2004 and 2003, consolidated operating losses increased $194,000 from $258,000 in 2004 to $64,000 in 2003.

Consolidated loss from continuing operations decreased to $379,000 in 2004 as compared to a consolidated income from continuing operations of $1,697,000 in 2003. Loss from continuing operations in 2004 includes $200,000 in interest expense and $46,000 in other expenses offset by rent income of $123,000. Income from continuing operations in 2003 includes a gain on the sales of non-operating assets of $1,653,000, rental income of $216,000 and other income of $74,000 offset by $134,000 in interest expense.

Consolidated net income (loss) increased $1,557,000 to a net loss of $332,000 in 2004 as compared to a net income of $1,225,000 in 2003. Consolidated net loss in 2004 includes a $516,000 loss from discontinued operations of the Texas Petroleum Marketing segment offset by a gain on the disposal of the Texas Petroleum Marketing segment assets of $563,000. Consolidated net income in 2003 includes a $472,000 charge from discontinued operations of the Texas Petroleum Marketing segment.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the year ended September 30, 2004, the Company operated 2 convenience stores from the period April 2004 to September 30, 2004, and 1 store from the period July 2004 to September 30, 2004. During the year ended September 30, 2003, the Company operated 3 convenience stores from the period October 1, 2002 to November 18, 2002, at which date the stores were leased to outside operators. Accordingly, comparative analysis of the results of operations of this segment between 2004 and 2003 will result in significant fluctuations.

Total sales increased $605,000 in 2004 to $947,000 from $342,000 in 2003. Fuel sales in 2004 were $648,000, as compared with $208,000 in 2003. Merchandise sales increased to $299,000 in 2004 from $134,000 in 2003. Average selling price per gallon increased in 2004 to approximately $1.62 per gallon, as compared with $1.28 per gallon in 2003. The increase is due to nation wide cost increases in 2004 that raised selling prices per gallon.

Gross profit increased to $121,000 in 2004 as compared with $5,000 in 2003. Gross Margin was approximately 13% and 1% in 2004 and 2003, respectively. Gross margin in 2004 was more representative of the segments historical gross margins. Merchandise Gross Margin increased in 2004, to approximately 35% of sales, as compared to approximately 1% of sales in 2003. Fuel Gross Margin increased to approximately 3% during 2004, as compared with approximately 1% during 2003.

Operating expenses during 2004 was $359,000 as compared with $294,000 in 2003, an increase of $65,000 or approximately 22%.

The Convenience Store segment incurred an operating loss of $238,000 in 2004, as compared with a loss of $289,000 in 2003.

Environmental Segment

EDCO Environmental (dba Star Co.) reported an operating profit of $35,000 in the year ended September 30, 2004, as compared with $217,000 in 2003. Revenues from environmental operations decreased $268,000 to $973,000 in 2004 as compared to $1,241,000 in 2003. Gross profit for 2004 was $408,000 as compared to $626,000 in 2004, a decrease of $218,000. Gross Margin was approximately 42% and 50% in 2004 and 2003, respectively. The decrease is primarily attributable to decreased contracts and revenues and increased costs in performing remediation services. Operating expenses decreased $36,000, or approximately 9%, to $373,000 in 2004 as compared to $409,000 in 2003.

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

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses increased $13,000 in 2004 to $53,000 as compared with $40,000 in 2003. The increase is due to increased costs of providing general corporate services.

2003 compared to 2002
---------------------

Consolidated revenues from continuing operations decreased $4,590,000, or approximately 74%, to $1,583,000 in the year ended September 30, 2003. The decrease is primarily attributable to the presentation of operations of the

Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations include operations for the entire year of fiscal 2002, and only the period from October 1, 2002 to November 18, 2002 during 2003 as the stores were leased to outside operators and the segment was discontinued on November 18, 2002. The Company subsequently reacquired control of those stores. Revenues from the Environmental segment increased marginally.

Consolidated gross profit from continuing operations decreased $627,000, or approximately 50%, to $631,000 in the year ended September 30, 2003. Gross profit expressed as a percentage of revenues ("Gross Margin") increased to approximately 40% of sales in 2003 from approximately 20% of sales in 2002. The increase in gross margin in 2003 is mainly attributable to the higher profit margin of the Environmental segment not negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had limited operations as discussed above.

Consolidated operating expenses declined $1,481,000, or approximately 66%, in 2003 to $743,000. The decrease in operating expenses were mainly attributable to the limited operations of the convenience store segment, which resulted in employment personnel reductions of $663,000, and general, administrative and other operating expense cost cuts of $620,000. The effects of those reductions was enhanced by a decrease on the loss on asset sales of $48,000 in 2003, as compared to a loss of $205,000 in 2002.

Consolidated operating losses decreased $854,000 to $112,000 in 2003 as compared with a loss of $966,000 in 2002. Excluding the effect of gain (loss) of assets sales on operating losses in 2003 and 2002, consolidated operating losses decrease $697,000 to $64,000 in 2003 compared to $761,000 in 2002.

Consolidated income from continuing operations increased to $1,697,000 in 2003 as compared to a consolidated loss from continuing operations of $1,035,000 in 2002. Income from continuing operations in 2003 includes a gain on the sales of non-operating assets of $1,653,000, rental income of $216,000 and other income of $74,000 offset by $134,000 in interest expense. Loss from continuing operations in 2002 includes $67,000 in interest expense and $9,000 in other expenses offset by interest income of $7,000.

Consolidated net income (loss) increased $2,056,000 to a net income of $1,225,000 in 2003 as compared to a net loss of $831,000 in 2002. Consolidated net income in 2003 includes a $472,000 charge from discontinued operations of the Texas Petroleum Marketing segment. Consolidated net loss in 2002 includes an extraordinary gain of $1,799,000 on the Restructuring Transactions offset by a $1,595,000 charge from discontinued operations of the Texas Petroleum Marketing segment.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas. During the year ended September 30, 2003, the Company operated 3 convenience stores, featuring self-service motor fuels and a variety of food and non-food merchandise from the period October 1, 2002 to November 18, 2002, at which date the stores were leased to outside operators. During the year ended September 30, 2002, the Company operated the same 3 stores for the entire fiscal year as well as 5 other stores that were either sold or leased to outside operators during 2001. Accordingly, comparative analysis of the results of operations of this segment between 2003 and 2002 will result in significant fluctuations.

Total sales decreased $4,726,000 or approximately 93% in 2003 to $342,000 from $5,068,000 in 2002. Fuel sales in 2003 were $208,000, as compared with $2,737,000 in 2002. Merchandise sales decreased to $134,000 in 2003 from $2,331,000 in 2002. Average selling price per gallon decreased in 2003 to approximately $1.28 per gallon, as compared with $1.47 per gallon in 2002. The decrease is due to nation wide cost decreases in 2003 that lowered selling prices per gallon.

Gross profit declined to $5,000 in 2003 as compared with $864,000 in 2002. Gross Margin in the Texas Convenience Store segment was approximately 1% and 17% in 2003 and 2002, respectively. Merchandise Gross Margin decreased in 2003, to approximately 1% of sales, as compared to approximately 29% of sales in 2002. Fuel Gross Margin decreased to approximately 1% during 2003, as compared with approximately 7% during 2002.

Operating expenses during 2003 in the Texas Convenience Store segment was $294,000 as compared with $1,199,000 in 2002, a decrease of $905,000 or approximately 75%.

The Convenience Store segment incurred operating losses of $289,000 and $335,000 in 2003 and 2002, respectively.

Environmental Segment

EDCO Environmental (dba Star Co.) reported an operating profit of $217,000 in the year ended September 30, 2003, as compared with $44,000 in 2002. Revenues from environmental operations increased $136,000 to $1,241,000 in 2003 as compared to $1,105,000 in 2002. Gross profit for 2003 was $626,000 as compared to $394,000 in 2002, an increase of $232,000. The increase is primarily attributable to Star Co. management's continued focus on controlling non-reimbursable costs and streamlining operations as well as increasing revenues through new environmental remediation contracts. Operating expenses increased $59,000, or approximately 17%, to $409,000 in 2003 as compared to $350,000 in 2002.

Unallocated General and Administrative Expenses

Unallocated general and administrative expenses declined $635,000 in 2003 to $40,000 as compared with $675,000 in 2002. The decrease is due to management's continued focus on reducing costs and overhead.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $341,000 and $216,000 at September 30, 2004 and 2003, respectively. The Company had a net working capital deficit of $144,000 at September 30, 2004, as compared with a deficit of $631,000 at September 30, 2003.

Cash provided by operating activities was $177,000 for the year ended September 30, 2004. During that period, cash provided from investing activities was $60,000, which was comprised of capital expenditures of $44,000 and note receivable issuances of $55,000 offset by proceeds from the sales of assets of $94,000 and repayments of notes receivable of $65,000. Cash used by financing activities was $112,000, which was comprised of proceeds of $42,000 from new debt borrowings offset by reductions of long-term debt of $154,000.

Cash used by operating activities was $127,000 for the year ended September 30, 2003. During that period, cash provided from investing activities was $200,000, which was comprised of capital expenditures of $75,000 and note receivable issuances of $69,000 offset by proceeds from the sales of assets of $309,000 and repayments of notes receivable of $35,000. Cash used by financing activities was $348,000, which was comprised of proceeds of $43,000 from new debt borrowings, offset by $311,000 in debt repayments and $80,000 in net payments under the line of credit agreement.

As of September 30, 2004, the Company had an aggregate of approximately $2,795,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing December 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007. Accrued and unpaid interest on this note was approximately $87,000 at September 30, 2004.

Of the remaining principal outstanding aggregating an approximate $195,000, approximately $112,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties.

At September 30, 2004, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options and 4,174,167 shares are reserved for warrants.

The Company intends to finance its working capital requirements through funds from operations.

Recent Accounting Pronouncements
--------------------------------

In December 2003, the SEC issued SAB No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not have a material impact on the Company's consolidated results of operations or financial position. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of Emerging Issues Task Force ("EITF") EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R, which is the second quarter of fiscal 2005 for the Company. FIN 46R is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Factors Affecting the Company's Business and Prospects

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of demand for products and services and the level and intensity of competition in the convenience store and environmental remediation industry.

The convenience store industry is highly competitive, fragmented, and regionalized. It is characterized by a few large companies and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's stores compete with other convenience stores, small supermarkets, grocery stores, and major and independent gasoline distributors who have converted units to convenience stores.

The Company's environmental subsidiary StarCo Enviroservices has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ, with a smaller percentage funded by private companies and insurance. Under current Texas law and the requirements of the TCEQ, on September 30, 2005, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2006 for reimbursement. The TCEQ reimbursement funding program is slated for discussion and possible extension during the 2005 Texas Legislative session. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company included in this annual report on Form 10-K are listed under Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period.

In addition, the management of the Company, with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fourth fiscal quarter. Based on that evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Items 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company's current directors and officers.

NAME                                  POSITION                             AGE
----                                  --------                             ---
Thomas E. Cain                        Chairman of the Board                 49
Blair R. Couey                        Director and President                52
Randy Clapp                           Director                              50
Randal Dean Lewis                     Director                              61

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

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2004 ("Fiscal 2004"), the Company's Board of Directors formally met on 2 occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2004. The Board of Directors has no committees.

Compensation of Directors

Effective June 24, 2002, director compensation was restructured to be performance based. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11. Executive Compensation

The following sets forth, for the fiscal years ended September 30, 2004, 2003,and 2002, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2004 who received compensation of at least $100,000 during the Fiscal 2004 (collectively, the "Named Officers").

No officers of the Company are currently under an employment agreement. Mr. Blair Couey, President, Chief Executive Officer and Acting Chief Financial Officer, receives his compensation through the management agreement by and between the Company and Mauritz & Couey dated June 24, 2002. Mr. J.L. Evans, Sr., former CEO and President, employment agreement terminated June 24, 2002. His salary for 2002 was $150,000. In addition to the salary compensation for Mr. Evans, he also received lease income of $25,500 in fiscal 2002 for the rental of various properties used by the Company.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2004 to the Named Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company's Common Stock, as of September 30, 2004, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

                                                                      Amount of       Nature of      Percent of
                         Name and address                             Ownership     Ownership (2)      Class
-------------------------------------------------------------------- ------------- ------------------------------
Mauritz & Couey, P.O. Box 550, El Campo, TX 77437                    3,085,000            4                29.5%

Blair R. Couey, P.O. Box 550, El Campo, TX 77437                     3,085,000            5                29.5%

Randy Clapp, P.O. Box 550, El Campo, TX 77437                        3,085,000            6                29.5%

Cede & Co., Box 20, Bowling Green Station, New York, NY 10004        4,934,923                             47.1%

JP Morgan Chase Bank, P.O. Box 2258, Houston, TX 77252               1,104,015                             10.5%
Thomas E. Cain, P.O. Box 550, El Campo, TX 77437                     4,000,000            7                38.2%
Cain, Smith & Strong, L.P.,                                          1,600,000            8                15.3%

All executive officers and directors as a group                      3,085,000                             29.5%


1. Unless otherwise indicated, the address of each beneficial owner is c/o the Company, P.O. Box 550, El Campo, Texas 77437.
2. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
3. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
4. Mauritz & Couey, a Texas General Partnership, is controlled by 8 Texas Corporations (Ross Couey Corporation, T.N & S.E. Mauritz Corporation, M.O.W. Corporation, Clapp Investments, Inc., Loli, Inc., Schiurring Interests, Inc, Coastal Commodities, Inc. and Maurco Corporation).
5. Includes 3,085,000 shares held by Mauritz & Couey, of which Blair Couey claims beneficial ownership.
6. Includes 3,085,000 shares held by Mauritz & Couey, of which Randy Clapp claims beneficial ownership.
7. Includes 2,400,000 warrant shares beneficially held by Thomas Cain and 1,600,000 warrant shares held by Cain, Smith & Strong, L.P., of which Thomas Cain claims beneficial ownership.
8. Includes 1,600,000 warrant shares beneficially held by Cain, Smith & Strong, L.P., whose general partner is controlled by the wife of Thomas Cain.

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

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that no Form 3, 4, or 5's were required, that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2004.

Item 13. Certain Relationships and Related Transactions

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the

"Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. At September 30, 2004 and 2003, the Company owed MC approximately $14,043 and $56,921, respectively, for expenses incurred under this agreement, which is included in accounts payables.

During fiscal 2002, the Company entered into an agreement with MC to purchase fuel products under MC's fuel supply contracts at $0.005 above rack price. At September 30, 2004 and 2003, the Company owed MC $57,062 and $231,000, respectively, which is included in accounts payables. As part of the disposal of the Texas Petroleum Marketing segment, the Company was relieved of amounts owed to MC under this agreement through July 1, 2004 aggregating $1,705,000. In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company's customers. The Company and MC charged one another freight only at common carrier rates. At September 30, 2004 and 2003, MC owed the Company approximately $65,573 and $6,211, respectively, for freight on fuel the Company hauled for MC, which is included in accounts receivable.

The Company senior debt holder is Cain, Smith & Strong, L.P. (CSS), whose general partner is controlled by the wife of Thomas Cain, Chairman of the Board of Directors. From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2004 and 2003.


Item 14. Principle Accounting Fees and Services

                                                     2004              2003
                                                     ----              ----
                  Audit fees                       $62,000           $65,000
                  Audit-related fees                   -0-               -0-
                  Tax fees                           5,000             5,000
                  All other fees                       -0-               -0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company's independent accountants. The Board of Directors pre-approved all such professional services for the year ended September 30, 2004.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

          (1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements on Page F-1.

          (3) Exhibits.
                   See Index to Exhibits on sequential page 18.

II. Reports on Form 8-K - The Company filed one report on Form 8-K filed July 9, 2004, under the Securities and Exchange Act of 1934 during the year ended September 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EVANS SYSTEMS, INC.
January 13, 2005
                                         /s/ Blair R. Couey
                                         ---------------------------------------
                                         Blair R. Couey
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ Blair R. Couey
-----------------------------------------------------
Blair R. Couey,
President, Chief Executive Officer and Acting
Chief Financial Officer

/s/ Thomas E. Cain
-----------------------------------------------------
Thomas E. Cain
Chairman of the Board of Directors

/s/ Randy M. Clapp
-----------------------------------------------------
Randy M. Clapp
Director

INDEX TO EXHIBITS
-----------------

     Exhibit                                                                                                      Sequential Page
     Number                              Description of Document                                                           Number
     ----------------------------------------------------------------------------------------------------------------------------

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

     *21.0     Subsidiaries of Registrant

     *31       Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial
               Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     *32       Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350

     *Filed herewith.
