Form 10-Q
period 2004-12-31
EVANS SYSTEMS INC
filed 2005-02-14
CIK 904901

As Filed with the Securities and Exchange Commission on February 14, 2005




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 2004



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 13, 2005 was 10,430,196.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)                                                Page Number
                  Condensed Consolidated Balance Sheets as of
                  December 31, 2004 and September 30, 2004                                             3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended December 31, 2004 and 2003                                        4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended December 31, 2004 and 2003                                        5

                  Notes to the Condensed Consolidated Financial Statements                             6

         Item 2.Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               12

         Item3. Quantitative and Qualitative Disclosures About Market Risk                            16

         Item 4. Controls and Procedures                                                              17

Part II. Other Information                                                                            17

         Item 1.  Legal Proceedings                                                                   17

         Item 2.  Changes in Securities and Use of Proceeds                                           17

         Item 3.  Defaults upon Senior Securities                                                     17

         Item 4.  Submission of Matters to a Vote of Security Holders                                 17

         Item 5.  Other Information                                                                   17

         Item 6.  Exhibits and Reports on Form 8-K                                                    17

Signatures                                                                                            19



Part I.  Financial Information
Item 1. Financial Statements
                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                     December 31,          September 30,
                                                                         2004                  2004
                                                                         ----                  ----
     Assets
Current Assets:
     Cash and cash equivalents                                      $    290              $    341
     Trade receivables, net of allowance for doubtful
         accounts of $11,000 and $11,000, respectively                   378                   509
     Inventory                                                           127                    83
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                           320                   178
     Prepaid expenses and other current assets                            68                    51
     Notes receivable, current portion                                    37                   127
                                                                    --------              --------
         Total current assets                                          1,220                 1,289

Property and equipment, net                                            1,908                 1,946
Other assets                                                              --                    --
                                                                    --------              --------
              Total assets                                          $  3,128              $  3,235
                                                                    ========              ========

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                          $    672              $    567
     Accrued excise, property and other taxes payable                    644                   633
     Current portion of long-term debt                                   136                   143
     Accrued interest                                                    155                    90
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             2                    --
                                                                    --------              --------
         Total current liabilities                                     1,609                 1,433

Long-term debt, net of current portion                                 2,636                 2,652
                                                                    --------              --------
         Total liabilities                                             4,245                 4,085
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,471,831 shares issued                                105                   105
     Additional paid-in capital                                       17,262                17,262
     Accumulated deficit                                             (18,050)              (17,783)
     Treasury stock, 72,589 shares, at cost                             (434)                 (434)
                                                                    --------              --------
         Total stockholders' deficit                                  (1,117)                 (850)
                                                                    --------              --------
              Total liabilities and stockholders' equity            $  3,128              $  3,235
                                                                    ========              ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                  Three Months Ended December 31,
                                                                        2004                   2003
                                                                        ----                   ----
Revenues:
     Motor fuel sales                                                  $  448                 $   --
     Other sales and services                                             527                    165
                                                                        -----                  -----
         Total revenues                                                   975                    165
Cost of sales
     Motor fuel                                                           369                     --
     Other sales and services                                             415                     88
                                                                        -----                  -----
         Total cost of sales                                              784                     88
                                                                        -----                  -----
Gross profit                                                              191                     77
Operating expenses:
     Employment expenses                                                  180                     90
     Other operating expenses                                              72                     43
     General & administrative expenses                                    114                     47
     Depreciation and amortization                                         38                     19
     (Gain) loss on sale of assets                                         --                     (3)
                                                                        -----                  -----
     Total operating expenses                                             404                    196
                                                                        -----                  -----
Operating loss                                                           (213)                  (119)
Other income (expense)
     Interest expense, net                                                (76)                   (15)
     Other income (expense), net                                           (4)                    --
     Rental income, net                                                    26                     32
                                                                        -----                  -----
         Total other income (expense)                                     (54)                    17
                                                                        -----                  -----
Income (loss) before income taxes                                        (267)                  (102)
Provision for income taxes                                                 --                     --
                                                                        -----                  -----
Income (loss) from continuing operations                                 (267)                  (102)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Petroleum Marketing to July 1, 2004                               --                   (116)
                                                                        -----                  -----
     Total discontinued operations                                         --                   (116)
                                                                        -----                  -----
Net income (loss)                                                       $(267)                 $(218)
                                                                        =====                  =====

Basic and diluted earnings (loss) per share:
     Continuing operations                                             $(0.03)                $(0.01)
     Discontinued operations                                               --                  (0.01)
                                                                        -----                  -----
         Earnings (loss) per common share                              $(0.03)                $(0.02)
                                                                        =====                  =====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                   Three Months Ended December 31,
                                                                      2004                 2003
                                                                      ----                 ----
Cash flows provided (used) by operating activities:
     Net income (loss)                                               $(267)                 $(218)
     Adjustments:
         Depreciation and amortization                                  38                     50
         Loss (gain) on sale of fixed assets                            --                     (3)
         Changes in working capital:
              Current assets                                           (72)                   (17)
              Current liabilities                                      183                    263
                                                                     -----                  -----
     Total adjustments                                                 149                    293
                                                                     -----                  -----
Net cash provided (used) by operating activities                      (118)                    75

Cash flows provided (used) by investing activities:
     Repayment on notes receivable                                      90                     --
     Capital expenditures                                               --                     --
     Proceeds from sale of property and equipment                       --                      4
                                                                     -----                  -----
Net cash provided (used) by investing activities                        90                      4

Cash flows used by financing activities:
     Repayment on notes payable                                        (23)                   (50)
     Net proceeds from stock issuance                                   --                     --
                                                                     -----                  -----
Net cash used by financing activities                                  (23)                   (50)
                                                                     -----                  -----

Net increase (decrease) in cash                                        (51)                    29

Cash and cash equivalents, beginning of period                         341                    216
                                                                     -----                  -----

Cash and cash equivalents, end of period                             $ 290                  $ 245
                                                                     =====                  =====






The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company `s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2005.

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

Note B - Texas Convenience Store Operations

On November 18, 2002, the Company sold its inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Under the lease agreements, the Company executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all periods presented. As a result of these transactions, the first quarter ended December 31, 2003 does not include convenience store operations as the Company's fiscal year 2004 only included operations from April 2004 to September 30, 2004.

Note C - Discontinued Operations - Texas Petroleum Marketing Segment

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

The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter ended December 31, 2003 is as follows (in thousands):

                                                    Quarter Ended
                                                    Dec. 31, 2003
                                                 ------------------
     Revenues                                    $           3,914
                                                 ==================
     Gross Profit                                $             184
                                                 ==================
     Income (loss) from operations               $            (116)
                                                 ==================

Note D - Long-Term Debt

As of December 31, 2004, the Company had an aggregate of approximately $2,772,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At December 31, 2004, the Company had accrued interest of approximately $152,000

Of the remaining principal outstanding aggregating an approximate $172,000, approximately $97,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $75,000 is due under 3 note agreements with various terms to unrelated third parties. At December 31, 2004, the 2 notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

Note E - Costs and Estimated Earnings on Uncompleted Contracts

At December 31, 2004 and September 30, 2004, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                         Dec. 31,        Sept. 30,
                                                                                           2004            2004
                                                                                           ----            ----
Costs incurred to date on uncompleted contracts                                           $ 378             $ 189
Estimated earnings                                                                          137                83
                                                                                          -----             -----
                                                                                            515               272
Billings to date                                                                           (197)              (94)
                                                                                          -----             -----
    Total                                                                                 $ 318             $ 178
                                                                                          =====             =====

Included in the accompanying condensed consolidated balance sheets under the following captions:
  Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                                $ 320             $ 178
  Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                    2                --
                                                                                          -----             -----
    Total                                                                                 $ 318             $ 178
                                                                                          =====             =====

There were no material revisions in contract estimates during the quarter ended December 31, 2004.

Note F - Seasonal Nature of Business

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, agricultural and recreational activities increase.

Note G- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2004 and 2003 were computed using 9,846,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2004 and 2003 since they would have resulted in an antidilutive effect on loss from continuing operations.

At December 31, 2004, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options and 4,166,903 shares are reserved for Warrants.

Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2004, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at December 31, 2004.

Other contingent liabilities
----------------------------
The environmental protection business is primarily the result of government mandate. A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking underground storage tanks ("USTs"). In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality ("TCEQ") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. The Company's environmental subsidiary EDCO Environmental, Inc. (dba StarCo Enviroservices, Inc. and referred to as StarCo) has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ. Under current Texas law and the requirements of the TCEQ, on September 1, 2006, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 1, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 1, 2006 for reimbursement. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate, as the majority of StarCo's business is through reimbursement contracts. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. Should those deadlines not be extended or additional funding appropriated to the TCEQ for reimbursement programs, StarCo could cease future work under reimbursement contracts by the end of the Company's second quarter. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

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

Note I - Management's Plans

The Company has experience operating losses for each of the last 3 years aggregating $1,334,000. The Company also recorded operating losses from its Petroleum Marketing segment, now discontinued, aggregating $2.58 million during the three years in the period ended September 30, 2004. At December 31, 2004, the Company has a working capital deficit of $389,000 and a stockholders' deficit of $1,117,000.

The Environmental Segment has made a marginal profit over the years and maintained a positive cash flow. Management is currently monitoring the Texas legislature to determine if the deadline for TCEQ reimbursement funding will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate, as the majority of StarCo's business is through reimbursement contracts. For that reason, management intends to expand the Environmental Segment by creating a Testing Division. The Company is currently exploring the feasibility of acquiring through merger a company currently performing line, tank, and soil testing. Financial institutions have become increasingly aware of potential environmental hazards and the cost associated there with, on properties they finance. The need for testing to determine if any pollution exist on properties will continue for an unforeseeable time into the future.

Management is currently evaluating the operating effectiveness of its Texas Convenience Store Operations as well as the future capital needs of the convenience store locations to determine an appropriate strategic plan for those locations.

Management will continue to reduce debt and provide working capital through the sale of non-income producing assets. There can be no assurance that any of management's plans as described above will be successfully implemented, that the TCEQ deadlines will be extended or that additional funds will be appropriated to the TCEQ, or that the Company will continue as a going concern.

Note J- Segment Reporting

Under the guidance of SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has two reportable segments: Texas convenience store operations and environmental remediation services. The Texas convenience stores segment operations feature self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment provides environmental assessment and remediation services for the petroleum industry in the southeast Texas market area.

As discussed in Note C, the Company discontinued its Texas petroleum marketing segment, which sold motor fuels to the public through retail outlets in southeast Texas and supplied the Company's open dealer accounts with motor fuels. Such operations have been reflected as discontinued operations and prior periods have been restated.

Information concerning the Company's business activities is summarized as follows: (in thousands)

                                        Texas      Environmental      Other
                                     Convenience    remediation     reconciling    Consolidated
           Year ended                  stores        services        items (1)        total
December 31, 2004-
  Revenues from external
   Customers:
      Motor fuel sales                   $ 448         $  --           $  --           $ 448
      Other                                219           308              --             527
  Intersegment revenues                     --            --              --              --
                                         -----         -----           -----           -----
        Total revenues                   $ 667         $ 308           $  --           $ 975
                                         =====         =====           =====           =====
  Depreciation and
   amortization                          $  16         $   4           $  18           $  38
  Operating income (loss)                $(131)        $ (33)          $ (49)          $(213)


December 31, 2003-
  Revenues from external
   Customers:
      Motor fuel sales                   $  --         $  --           $  --           $  --
      Other                                 --           165              --             165
  Intersegment revenues                     --            --              --              --
                                         -----         -----           -----           -----
        Total revenues                   $  --         $ 165           $  --           $ 165
                                         =====         =====           =====           =====

  Depreciation and
   amortization                             --         $   4           $  15           $  19
  Operating income (loss)                $  --         $ (59)          $ (60)          $(119)



(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                           Quarter Ended December 31
                                                                           -------------------------

                                                                            2004             2003
                                                                            ----             ----
Total operating income (loss) for reportable segments                     $(164)            $ (59)
Interest expense, net                                                       (76)              (15)
Unallocated corporate expenses                                              (49)              (60)
Other income (expense), net                                                  (4)               --
Rental income                                                                26                32
                                                                          -----             -----
Total consolidated income (loss) from continuing
 operations before income taxes                                           $(267)            $(102)
                                                                          =====             =====

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

    For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Results of Operations

Three Months Ended December 31, 2004 and 2003

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

                                                                     Three Months        Three Months
                                                                        Ended               Ended
                                                                  December 31, 2004    December 31, 2003
                                                                   (In thousands)       (In thousands)
TEXAS CONVENIENCE STORES
Revenue                                                                $   667             $    --
Gross profit                                                               117                  --
Operating expenses                                                         248                  --
                                                                       -------             -------
Operating income (loss)                                                   (131)                 --

EDCO ENVIRONMENTAL
Revenue                                                                $   308             $   165
Gross profit                                                                74                  77
Operating expenses                                                         107                 136
                                                                       -------             -------
Operating income (loss)                                                    (33)                (59)

UNALLOCATED GENERAL AND ADMIN EXP                                      $   (49)            $   (60)
                                                                       -------             -------

TOTAL CONTINUING OPERATIONS
Revenue                                                                $   975             $   165
Gross profit                                                               191                  77
Operating expenses                                                         404                 196
                                                                       -------             -------
Operating income (loss)                                                   (213)               (119)

DISCONTINUED TEXAS PETROLEUM MARKETING
Revenue                                                                $    --             $ 3,914
Gross profit                                                                --                 184
Operating expenses                                                          --                 300
                                                                       -------             -------
Operating loss                                                              --                (116)

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

Consolidated revenues increased $810,000 to $975,000 in the quarter ended December 31, 2004, as compared with revenues of $165,000 in the quarter ended December 31, 2003. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations only include operations for the quarter ended December 31, 2004 as the stores were leased to outside operators during the quarter ended December 31, 2003 as the segment was discontinued from November 18, 2002 to April 2004. The Company subsequently reacquired control of those stores in April 2004 (2 stores) and July 2004 (1 store). Revenues from the Environmental segment increased $143,000, primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Consolidated gross profit increased $114,000 in the quarter ended December 31, 2004, as compared with the quarter ended December 31, 2004. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 20% of sales in the quarter ended December 31, 2004 as compared to 47% of sales in the quarter ended December 31, 2003. The decrease in gross margin in 2004 is mainly attributable to the higher profit margin of the Environmental segment negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had increased operations in 2004 over 2003.

Operating expenses increased $208,000 in the quarter ended December 31, 2004, as compared with the quarter ended December 31, 2003. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment.

The Company had an operating loss of $213,000 in the quarter ended December 31, 2004, as compared to an operating loss of $119,000 in the quarter ended December 31, 2003.

Net loss increased to $267,000 in the quarter ended December 31, 2004, as compared with a loss of $218,000 in the quarter ended December 31, 2003. Net loss for the quarter ended December 31, 2004 includes interest expense of $76,000, rental income of $26,000 and other expenses of $4,000. Net loss for the quarter ended December 31, 2003 includes a loss on discontinued operations of $116,000, interest expense of $15,000 and rental income of $32,000.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the quarter ended December 31, 2004, the

Company operated 3 convenience stores. During the quarter ended December 31, 2003, the Company did not operate any convenience stores, as all company owned stores had been leased to outside operators when the Company originally discontinued its C-store operations on November 18, 2002. However, the Company reacquired control of the 3 stores during April and July of 2004, at which time the Company reestablished its Texas Convenience Store segment. Accordingly, there is no comparative analysis of the results of operations of this segment between the quarters ended December 31, 2004 and 2003.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended December 31, 2004 increased $143,000 to $308,000, as compared with $165,000 in the quarter ended December 31, 2003. Revenues from the Environmental segment increased $143,000, primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Gross profit in the quarter ended December 31, 2004 decreased marginally by $3,000 to $74,000, as compared with $77,000 in the quarter ended December 31, 2003. The environmental segment has continued to experience decreased profit margins under its TCEQ reimbursement contracts. Operating expenses decreased $29,000 to $107,000 as compared with $136,000 in the quarter ended December 31, 2003.

The Environmental segment reported an operating loss of $33,000 in the quarter ended December 31, 2004, as compared with an operating loss of $59,000 in the quarter ended December 31, 2003.

Discontinued Operations - Texas Convenience Store Segment

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

Unallocated General and Administrative Expenses

General and Administrative expenses decreased $11,000, or approximately 18%, to $49,000 in the quarter ended December 31, 2004, as compared to $60,000 in the quarter ended December 31, 2003.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $290,000 and $245,000 at December 31, 2004 and 2003, respectively. The Company had a net working capital deficit of $389,000 at December 31, 2003, as compared with a deficit of $144,000 at September 30, 2004.

Cash used by operating activities was $118,000 for the three months ended December 31, 2004. During that period, cash provided by investing activities was $90,000, which was comprised entirely of cash collection from notes receivable. Cash used by financing activities was $23,000, which was comprised entirely of debt repayments.

Cash used by operating activities was $75,000 for the three months ended December 31, 2003. During that period, cash provided by investing activities was $4,000, which was comprised entirely of proceeds from the sales of assets. Cash used by financing activities was $50,000, which was comprised entirely of debt repayments.

As of December 31, 2004, the Company had an aggregate of approximately $2,772,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At December 31, 2004, the Company had accrued interest of approximately $152,000

Of the remaining principal outstanding aggregating an approximate $172,000, approximately $97,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $75,000 is due under 3 note agreements with various terms to unrelated third parties. At December 31, 2004, the 2 notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

At December 31, 2004, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options and 4,166,903 shares are reserved for Warrants.

To continue as a going concern, the Company intends to finance its working capital requirements through a combination of funds from operations and selling of non-income producing assets. There can be no assurance that management's plans will be successful implemented or that the Company will continue as a going concern.

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

The Company's environmental subsidiary StarCo Enviroservices has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ, with a smaller percentage funded by private companies and insurance. Under current Texas law and the requirements of the TCEQ, on September 30, 2005, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2006 for reimbursement. The TCEQ reimbursement funding program is slated for discussion and possible extension during the 2005 Texas Legislative session. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. Should those deadlines not be extended or additional funding appropriated to the TCEQ for reimbursement programs, StarCo could cease future work under reimbursement contracts by the end of the Company's second quarter. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

Item 4. Controls and Procedures

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

Part II. Other Information

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of December 31, 2004, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at December 31, 2004.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

At December 31, 2004, the Company was in default under a note payable agreement, of which approximately $17,000 was outstanding at December 31, 2004, as the Company defaulted under the loan repayment provisions of the agreement. The Company is currently paying one-quarter of the required monthly payment.

Item 4. Submission of Matters to a Vote of Security Shareholders

     None.

Item 5. Other Information

     None.

Item 6.  Exhibits and Reports on Form 8K

A. Exhibits.

                  Exhibit 31 -  Certification of Blair R. Couey, Chief
                                Executive Officer and Acting Chief Financial
                                Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

                  Exhibit 32 -  Certification of Blair R. Couey, Chief
                                Executive Officer and Acting Chief Financial
                                Officer pursuant to 18 U.S.C. Section 1350

B. Reports on Form 8K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2005

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey.
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer