Form 10-K/A
period 2004-09-30
EVANS SYSTEMS INC
filed 2005-03-24
CIK 904901

As Filed with the Securities Exchange Commission on January 13, 2005

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-K/A


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


DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE



This amendment to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004 is being filed to include the audited financial statements of Evans Systems, Inc. for the fiscal year ended September 30, 2004. The financial statements were inadvertently omitted in the original filing.

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


                                         EVANS SYSTEMS, INC.
March 23, 2005
                                         /s/ Blair R. Couey
                                         ---------------------------------------
                                         Blair R. Couey
                                         President, Chief Executive Officer and
                                         Acting Chief Financial Officer



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


     21.0      Subsidiaries of Registrant

     31        Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial
               Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

     32        Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial
               Officer pursuant to 18 U.S.C. Section 1350


Evans Systems, Inc.
Index to Consolidated Financial Statements
September 30, 2004, 2003 and 2002

                                                                                               Page No.
                                                                                               --------
Independent Auditor's Report                                                                       F-2

Consolidated Balance Sheets at September 30, 2004 and 2003                                         F-3

Consolidated Statements of Operations for the Years Ended
   September 30, 2004, 2003 and 2002                                                               F-4

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2004, 2003 and 2002                                                               F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
   Years Ended September 30, 2004, 2003 and 2002                                                   F-6

Notes to Consolidated Financial Statements                                                         F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evans Systems, Inc. and its subsidiaries ("the Company") at September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2004 and 2003 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/STEPHENSON & TRLICEK, P.C.


Wharton, Texas
December 31, 2004

Evans Systems, Inc.
Consolidated Balance Sheets
September 30, 2004 and 2003

(in thousands)                                                                         2004               2003
                                                                                       ----               ----
                                     Assets
Current assets:
   Cash and cash equivalents                                                        $    341          $    216
   Trade receivables, net of allowance for doubtful receivables
   Of $11,000 and $28,000, respectively                                                  509               831
   Inventory                                                                              83               371
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                               178               172
   Prepaid expenses and other current assets                                              51               103
   Notes receivable, current portion                                                     127                67
                                                                                    --------          --------
     Total current assets                                                              1,289             1,760

   Property and equipment, net                                                         1,946             2,744
                                                                                    --------          --------

     Total assets                                                                   $  3,235          $  4,504
                                                                                    ========          ========

                   Liabilities and Stockholders' Equity (Deficit)

   Current liabilities
   Accounts payable and accrued expenses                                            $    567          $    895
   Accrued excise, property and other taxes payable                                      633               866
   Advances on line of credit                                                             --               399
   Current portion of long-term debt                                                     143               201
   Accrued interest                                                                       90                28
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                --                 2
                                                                                    --------          --------
     Total current liabilities                                                         1,433             2,391
   Long-term debt, net of current maturities                                           2,652             2,706
                                                                                    --------          --------
     Total liabilities                                                                 4,085             5,097

   Stockholders' equity (deficit)
   Common stock, $0.01 par value, 15,000,000 shares authorized,
     10,471,831 and 9,846,831 shares issued, respectively                                105                99
   Additional paid-in capital                                                         17,262            17,193
   Accumulated deficit                                                               (17,783)          (17,451)
   Treasury stock, 72,589 shares, at cost                                               (434)             (434)
                                                                                    --------          --------
     Total stockholders' deficit                                                        (850)             (593)
                                                                                    --------          --------

     Total liabilities and stockholders' equity                                     $  3,235          $  4,504
                                                                                    ========          ========

The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2004, 2003 and 2002

(in thousands, except per share amounts)                                    2004             2003              2002
----------------------------------------                                    ----             ----              ----
Revenues:
      Convenience store revenues                                          $    947         $    342         $  5,068
      Environmental remediation revenues                                       973            1,241            1,105
                                                                          --------         --------         --------
          Total revenues                                                     1,920            1,583            6,173
   Cost of sales
      Convenience stores                                                       826              337            4,204
      Environmental remediation                                                565              615              711
                                                                          --------         --------         --------
          Total cost of sales                                                1,391              952            4,915
                                                                          --------         --------         --------
   Gross profit                                                                529              631            1,258
   Operating expenses
      Employment expenses                                                      378              279              942
      Other operating expenses                                                 145              173              395
      Other general and administrative expenses                                183              164              562
      Depreciation and amortization                                             81               79              120
      (Gain) loss on sale of assets                                             (2)              48              205
                                                                          --------         --------         --------
          Total operating expenses                                             785              743            2,224
                                                                          --------         --------         --------
   Operating loss                                                             (256)            (112)            (966)
   Other income (expense)
      Gain on sales of non-operating assets                                     --            1,653               --
      Interest income                                                           --               --                7
      Rental income, net                                                       123              216               --
      Interest expense                                                        (200)            (134)             (67)
      Other income (expense)                                                   (46)              74               (9)
                                                                          --------         --------         --------
          Total other income (expense)                                        (123)           1,809              (69)
                                                                          --------         --------         --------
   Income (loss) from continuing operations before income taxes               (379)           1,697           (1,035)

   Provision (benefit) from income taxes                                        --               --               --
                                                                          --------         --------         --------
   Income (loss) from continuing operations                                   (379)           1,697           (1,035)
   Discontinued operations
      Loss from Petroleum Marketing segment to July 1, 2004                   (516)            (472)          (1,595)
      Gain from disposal of Petroleum Marketing segment assets                 563               --               --
                                                                          --------         --------         --------
          Total discontinued operations                                         47             (472)          (1,595)

   Extraordinary gain on restructuring transactions                             --               --            1,799
                                                                          --------         --------         --------
   Net income (loss)                                                      $   (332)        $  1,225         $   (831)
                                                                          ========         ========         ========

   Basic and diluted earnings (loss) per common share:
      Continuing operations                                               $  (0.04)        $   0.17         $  (0.14)
      Discontinued operations                                                 0.01            (0.05)           (0.21)
      Extraordinary items                                                       --               --             0.24
                                                                          --------         --------         --------
      Earnings (loss) per common share                                    $  (0.03)        $   0.12         $  (0.11)
                                                                          ========         ========         ========
   Basic and diluted weighted average common shares outstanding             10,157            9,846            7,588
                                                                          ========         ========         ========

The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2004, 2003 and 2002


(in thousands)                                                              2004              2003             2002
--------------                                                              ----              ----             ----
Cash flows from operating activities
    Net income (loss)                                                    $  (332)         $ 1,225          $  (831)
    Adjustments:
      Depreciation and amortization                                          200              237              510
      Settlement stock issuance expense (Note 13)                             75               --               --
      Note receivable bad debt write-off                                      18               --               --
      Gain on sale of non-operating assets                                    --           (1,653)              --
      Loss (gain) on sale of assets                                           (2)              48              205
      Gain on disposal of discontinued operations                           (563)              --               --
      Extraordinary gain on restructuring transactions                        --               --           (1,799)
      Changes in assets and liabilities:
      Receivables                                                           (328)              82               24
      Inventory                                                             (141)             136              581
      Prepaid expenses and other current assets                               52               (7)             174
      Costs and estimated earnings in excess of billings, net                 (8)            (101)             (69)
      Other assets                                                            --               30              152
      Accounts payable and accrued expenses                                1,206             (124)            (362)
                                                                         -------          -------          -------
      Net cash provided (used) by operating activities                       177             (127)          (1,415)

  Cash flows from investing activities:
      Issuance of notes receivable                                           (55)             (69)            (115)
      Repayment of notes receivable                                           65               35               --
      Capital expenditures                                                   (44)             (75)             (39)
      Proceeds from sale of property and equipment                            94              309            1,234
                                                                         -------          -------          -------
      Net cash provided (used) by investing activities                        60              200            1,080

   Cash flows from financing activities
      New borrowings                                                          42               43               --
      Net borrowings (reductions) under line of credit agreement              --              (80)             479
      Reduction of long-term debt                                           (154)            (311)            (407)
    Net proceeds from stock issuance                                          --               --              150
                                                                         -------          -------          -------
      Net cash provided (used) by financing activities                      (112)            (348)             222
                                                                         -------          -------          -------
   Net increase (decrease) in cash and cash equivalents                      125             (275)            (113)
   Cash and cash equivalents, beginning of year                              216              491              604
                                                                         -------          -------          -------
   Cash and cash equivalents, end of year                                $   341          $   216          $   491
                                                                         =======          =======          =======

   Supplemental disclosure of cash flow information:
    Cash paid for interest                                               $    84          $   116          $   445
                                                                         =======          =======          =======
    Cash paid for taxes                                                  $    --          $    --          $    --
                                                                         =======          =======          =======

The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Stockholders' Equity Years
Ended September 30, 2004, 2003 and 2002

(in thousands, except common share amounts)
                                                 Common stock         Additional     Retained
                                           -------------------------    paid-in      earnings     Treasury
                                              Shares       Amount       Capital      (deficit)      stock        Total
                                           ------------ ------------ -------------- ------------ ------------ ------------
Balance - September 30, 2001                6,761,831    $       68    $   17,074    $  (17,845)    $     (434)    $   (1,137)

Stock options exercised                            --            --            --            --             --             --
Warrants exercised                                 --            --            --            --             --             --
Issuance of common stock                    3,085,000            31           119            --             --            150
Compensation expense recognized in
  connection with options granted                  --            --            --            --             --             --
Net loss for 2002                                  --            --            --          (831)            --           (831)
                                           ----------    ----------    ----------    ----------     ----------     ----------
Balance - September 30, 2002                9,846,831            99        17,193       (18,676)          (434)        (1,818)

Stock options exercised                            --            --            --            --             --             --
Warrants exercised                                 --            --            --            --             --             --
Issuance of common stock                           --            --            --            --             --             --
Compensation expense recognized in
  connection with options granted                  --            --            --            --             --             --
Net income for 2003                                --            --            --         1,225             --          1,225
                                           ----------    ----------    ----------    ----------     ----------     ----------
Balance - September 30, 2003                9,846,831            99        17,193       (17,451)          (434)          (593)

Stock options exercised                            --            --            --            --             --             --
Warrants exercised                                 --            --            --            --             --             --
Issuance of common stock (Note 13)            625,000             6            69            --             --             75
Compensation expense recognized in
  connection with options granted
Net loss for 2004                                  --            --            --          (332)            --           (332)
                                           ----------    ----------    ----------    ----------     ----------     ----------
Balance - September 30, 2004               10,471,831    $      105    $   17,262    $  (17,783)    $     (434)    $     (850)
                                           ==========    ==========    ==========    ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


1.   Description of the Company and Summary of Significant Accounting Policies

     Business Operations
     Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services. The Company operates primarily along the Gulf Coast Regions of Texas.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


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

     Impairment of Long-Lived Assets
     The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets considered impaired at September 30, 2004 and 2003.

     Stock-Based Compensation Plans
     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following unaudited pro forma data table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands):

                                                 Year ended September 30,
                                          -------------------------------------
                                             2004          2003          2002
                                          -------------------------------------
     Net income (loss):
        As reported                       $ (332)         $ 1,225       $ (831)
        Pro forma                           (332)           1,225         (831)

     Basic and diluted loss per share
        As reported                      $ (0.03)         $ 0.12       $ (0.11)
        Pro forma                          (0.03)           0.12         (0.11)

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


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

     Earnings (Loss) Per Share
     The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2004 and 2002 since they would have resulted in a antidilutive effect on loss from continuing operations. Stock options and warrants were not included in the computation of diluted loss per share for 2003 as they would have resulted in a antidilutive effect as the exercise price exceeded the average market price per share during the year.

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

     Reclassifications and Financial Statements Presented
     Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 financial statement presentation. Such reclassifications had no effect on net income (loss) as previously reported.

2.   Texas Convenience Store Segment

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


3.   Discontinued Operations - Texas Petroleum Marketing Segment

     On July 1, 2004, the Company entered into an agreement with Mauritz & Couey
     (MC) whereby the Company conveyed its Exxon, Chevron and unbranded fuel distribution contracts and certain petroleum marketing distribution assets, accounts receivable and inventory with a net book value aggregating $1,629,000 to MC for relief of amounts owed to MC for fuel purchases and management fees of approximately $1,705,000, the assumption of the Company's line of credit obligation by MC of $399,000 and the issuance of a note receivable of $88,000. As a result of the transaction, the Company discontinued its petroleum marketing distribution segment and effectively disposed of the segment's assets (Note 5).

     The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the year ended September 30, 2004, 2003 and 2002 are as follows (in thousands):

                                                               2004*         2003         2002
                                                          ------------ ------------- -------------
           Revenues                                        $  12,936    $  17,536       $ 19,685
                                                          ============ ============= =============
           Income (loss) from operations                   $    (516)   $    (472)      $ (1,595)
                                                          ============ ============= =============
           Gain on sale of discontinued operations         $     563    $       -       $      -
                                                          ============ ============= =============
           *Through July 1, 2004

4.   Costs and Estimated Earnings on Uncompleted Contracts

     At September 30, 2004 and 2003, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                      2004           2003
                                                                      ----           ----

    Costs incurred to date on uncompleted contracts                   $ 189           $ 144
    Estimated earnings                                                   83              87
                                                                      -----           -----
                                                                        272             231
    Billings to date                                                    (94)            (61)
                                                                      -----           -----
         Total                                                        $ 178           $ 170
                                                                      =====           =====

     Included in the accompanying consolidated balance sheets under the following captions:

           Costs and estimated earnings in excess of billings            $ 178          $ 172
           Billings in excess of costs and estimated earnings               --             (2)
                                                                         -----          -----
               Total                                                     $ 178          $ 170
                                                                         =====          =====

     There were no material revisions in contract estimates during the years ended September 30, 2004 and 2003.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


5.   Property and Equipment

     Property and equipment consisted of the following at September 30 (in thousands):

                                                        2004          2003
                                                        ----          ----
     Land                                             $   608        $   782
     Buildings                                          1,364          2,100
     Equipment                                          3,044          3,606
     Transportation equipment                             435            503
     Office equipment                                      64             62
                                                      -------        -------
                                                        5,515          7,053
     Less - accumulated depreciation                   (3,569)        (4,309)
                                                      -------        -------
     Property and equipment, net                      $ 1,946        $ 2,744
                                                      =======        =======

     Year Ended September 30, 2004 Asset Sales
     -----------------------------------------
     On July 1, 2004, the Company entered into an agreement with Mauritz & Couey
     (MC) whereby the Company conveyed its Exxon, Chevron and unbranded fuel distribution contracts and certain petroleum marketing distribution assets to MC for relief of amounts owed to MC for fuel purchases and management fees as well as the assumption of the Company's line of credit obligation by M&C. As a result of the transaction, the Company discontinued its petroleum marketing distribution segment and effectively disposed of the segment's assets (Note 3). Under the agreement, M&C agreed to relieve amounts owed by the Company aggregating approximately $1,705,000, assume the $399,000 outstanding balance on the Company's line of credit with a bank and issue the Company a short-term note receivable for approximately $88,000. In consideration, the Company agreed to convey its Exxon, Chevron and unbranded fuel accounts, convey certain equipment, buildings, and vehicles with a net book value of approximately $550,000, convey all trade accounts receivables from fuel customers of approximately $650,000 and convey all inventory on hand at cost of approximately $429,000. The Company recorded a gain on the disposal of the segment of approximately $563,000.

     At the date of conveyance and based on independent appraisals, the fair value of the equipment, buildings, and vehicles conveyed was approximately $953,000 and the fair value of the fuel distribution contracts was approximately $227,000.

     During fiscal 2004, the Company also sold various unused equipment, vehicles and buildings with an aggregate net book value of $91,000 for total proceeds of $94,000.

     Year Ended September 30, 2003 Asset Sales
     -----------------------------------------
     During fiscal 2003, the Company sold various equipment, vehicles and a leased store with an aggregate net book value of $270,000 for total proceeds of $105,000. The Company also sold a note receivable with a principle balance of approximately $83,000 and various vehicles and equipment with a net book value of $1,500 to Mauritz & Couey for relief of amounts owed to Mauritz & Couey for fuel purchases of approximately $203,500. The assets conveyed to Mauritz & Couey were appraised at approximately $100,000 at the date of conveyance. The Company recorded a loss of $48,000 on these transactions during the year ended September 30, 2003.

     On January 13, 2003, the Company assigned its ground lease with the Port of Bay City for the fuel terminal to CSS as well as conveyed the terminal facility assets, including all the tanks and structures at the Port of Bay City, to CSS for certain concessions by CSS. Those concessions included the

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


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

     Year Ended September 30, 2002 Asset Sales
     -----------------------------------------
     During the first quarter of fiscal 2002, the Company sold various station and store equipment for total proceeds of $263,000. The net book value of the assets sold aggregated $283,000 and the Company recorded a net loss on the sales of $20,000. During the second quarter of fiscal 2002, the Company sold/retired various obsolete equipment and vehicles for total proceeds of $18,000. The net book value of the equipment sold/retired was approximately $41,000 and the Company recorded a loss of $23,000.

     In March 2002, the Company completed the sale of one company owed convenience store, including land, buildings, station equipment, store equipment and inventory, for total proceeds of $340,000. The net book value of the assets sold was approximately $179,000 and the Company recorded a $161,000 gain on the sale during the quarter.

     In February 2002, the lien holder of an Affiliated Resources note secured by a warehouse and land the Company received from Affiliated Resources by the Deed in Lieu of Foreclosure notified the Company that the land and warehouse would be foreclosed on and auctioned in March 2002. The net book value of the land and warehouse was approximately $471,000 and the remaining principle debt balance was $501,000 and the Company recorded a noncash gain of approximately $30,000.

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

     During the fourth quarter of fiscal 2002, the Company sold three company owned convenience stores, including land, buildings, station equipment, store equipment and inventory, for total proceeds of approximately $453,000, inclusive of a note receivable for $112,000. The net book value

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


     of the assets sold was approximately $820,000 and the Company recorded a $367,000 loss on the sale during the quarter. The Company also sold/retired various obsolete equipment and vehicles for total proceeds of $47,000. The net book value of the equipment sold/retired was $49,252 and the Company recorded a loss of $2,252.

6.   Notes Receivable

     During the fourth quarter of 2004, the Company issued a zero interest note to an affiliated entity in connection with the sale of the Exxon/Chevron contracts (Note 5) for $88,301. Terms of the note call for monthly payments of $0.02 per gallon sold under the contracts. At September 30, 2004, the Company was owed $64,563 under this agreement.

     During 2004, the Company held merger discussions with Morco Testing, Inc. (Morco), an environmental emergency response and tank testing company. During the merger negotiations, the Company paid certain expenses for Morco that Morco has agreed to pay back under a note agreement that calls for a payment of $25,000 in November 2004 with the remaining balance plus accrued interest due on or before December 31, 2004. At September 30, 2004, the Company was owed $34,820 under this agreement.

     The Company has a note receivable from a customer under a workout plan. The note is a zero interest note. At September 30, 3004 and 2003, $900 and $2,000, respectively, was outstanding under this agreement. The Company also has an unsecured note receivable from an affiliated entity. At September 30, 2004 and 2003, the Company was owed $26,977.

     During 2003, the Company leased two company owned stores to third parties and sold the inventory at the stores valued at approximately $69,035. The Company issued a short term zero interest note for $38,335 for the purchase of inventory at one store. Terms of the note agreement call for periodic payments based on a $0.01 per gallon surcharge on normal fuel deliveries to the store. The remaining balance is due on or before December31, 2003. At September 30, 2004 and 2003, $-0- and $32,379, respectively, was owed under this agreement. The Company also issued a 6% note to another third party for $30,700 for the inventory at the second store. Terms of the note call for the monthly payment of principal and interest of $2,642 for 12 months. All outstanding principal and accrued interest is due on or before November 1, 2003. At September 30, 2004 and 2003, $-0- and $5,245, respectively, was owed under this agreement.

7.   Operating Leases

     As of September 30, 2004, the Company leases three convenience store locations. The first store lease calls for monthly payments of $1,000 until August 1, 2006. The second store lease calls for monthly payments of $689 until July 14, 2007. The third store lease calls for monthly payments of $800 until November 30, 2007. At September 30, 2004, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

                Year ended September 30,
                ------------------------
                2005                                     $  30
                2006                                        29
                2007                                        16
                2008                                         2
                2009                                         -
                Thereafter                                   -
                                                        -------
                              Total                      $  77
                                                        =======

     The Company has 3 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $122,000 as of September 30, 2004.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


8.   Line of Credit Agreement

     On July 23, 2002, the Company secured a $500,000 revolving line of credit with NewFirst National Bank secured by the Company's inventory, accounts receivable, certain property in Bay City, Texas and by the Company's common stock beneficially owned by Mauritz & Couey. Terms of the revolving line of credit call for an annual interest rate 7.75% with monthly interest payments beginning August 23, 2002 and all outstanding principal and accrued but unpaid interest due on or before July 23, 2003. In July 2003, the Bank extended the due date of the line of credit to November 22, 2003. Effective November 20, 2003, the Company and the Bank agreed to a second amendment to the line-of-credit agreement whereby the due date of the line of credit was extended to March 20, 2004. Effective July 1, 2004 and in connection with the Exxon/Chevron contract purchase, the outstanding balance of $399,000 was repaid by Mauritz & Couey (Note 5) and the Company's line of credit agreement was terminated. The Company has no further obligations under this line of credit.

9.   Long-Term Debt

     Long-term debt is summarized as follows at September 30 (in thousands):

                                                                                             2004           2003
                                                                                         -------------- --------------
     Note payable to CSS, at 10%, payable on June 24, 2007 with interest due monthly beginning June 1, 2004 (as amended), secured by all property, equipment, receivables, inventory, common stock of subsidiaries and
       all other properties of the Company                                                    $  2,600        $ 2,600
     Note payable to Travelers, at prime plus 50 basis points,
       principal and interest due monthly for 36 months beginning June 22, 2003                    112            167
     Note payable to McLane Company, Inc., $3,717 due monthly for 12 months
       beginning November 22, 2002                                                                  20             31
     Note payable to Olsham Grundman Frome, $1,143 due monthly for
       10 months beginning December 22, 2002                                                         -              6
     Note payable to Jackson County, principal and interest of $1,100 due
       monthly for 24 months, beginning September 30, 2002                                           -             12
     Note payable to Conoco, $1,540 due monthly for 12 months beginning
       August 10, 2004                                                                              15              -
     Note payable to Victoria County, principal and interest of $2,000 due
       monthly until paid in full, beginning September 25, 2002                                      -             16
     Other                                                                                          48             75
                                                                                         -------------- -------------
     Total long-term debt                                                                        2,795          2,907
     Less - current maturities                                                                     143            201
                                                                                         -------------- -------------
       Total long-term debt, net of current maturities                                   $        2,652 $       2,706
                                                                                         ============== ==============

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


     As of September 30, 2004, principal maturities of long-term debt are as follows (in thousands):

              Year ending September 30,
              -------------------------
              2005                                             $143
              2006                                               52
              2007                                            2,600
              2008                                                -
              2009                                                -
              Thereafter                                          -
                                                       -------------
                            Total                            $2,795
                                                       =============

     At September 30, 2004, the Company was in default under the McLane note for failing to make timely payments in full as stated in the agreements. Therefore, the Company has reflected that note as currently due at September 30, 2004.

     At September 30, 2004, the Company had accrued $86,668 in interest on the CSS note.

10.  Income Taxes

     The difference between the tax effect of net income (loss) applied at the statutory federal income tax rates is as follows (in thousands):

                                                                              Year ended September 30,
                                                                 ---------------------------------------------------
                                                                       2004            2003             2002
                                                                       ----            ----             ----
 Pre-tax financial net income (loss)                                $(113)            $ 417             $(283)
 Permanent items                                                        1                --                43
                                                                    -----             -----             -----
 Adjusted pre-tax financial net loss                                 (112)              417              (240)
 Timing items
 Difference in book and tax depreciation                               32               (10)              (67)
 Difference in book and tax gain on sale of assets                     95               148               230
                                                                    -----             -----             -----
 Net difference in depreciable assets                                 127               138               163
 Difference in book and tax bad debt expense                           (6)               (6)              (11)
 Difference in other book and tax items, net                           --                --                (9)
                                                                    -----             -----             -----
  Total timing items                                                  121               132               143
                                                                    -----             -----             -----
 Taxable income (loss) before NOL and capital losses                    9               549               (97)
 Carryforward (utilization) of NOL and capital losses                  (9)             (549)               97
                                                                    -----             -----             -----
 Taxable income (loss)                                              $  --             $  --             $  --
                                                                    =====             =====             =====

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


     Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                                                                2004             2003
                                                                                ----             ----
     Net deferred assets and liabilities
       Tax effect of differences in underlying carrying value of
        net assets for book and tax purposes                               $    (187)            (309)
       Bad debt allowance                                                          4                9
                                                                           ---------------- ----------------
           Total net deferred tax assets (liabilities)                          (183)            (300)
        Valuation allowance due to prior years net operating losses              183              300
                                                                           ---------------- ----------------
     Net deferred tax assets (liabilities)                                  $     -            $   -
                                                                           ================ ================

     At September 30, 2004, the Company had regular tax net operating loss carryforwards from continuing operations aggregating approximately $15.9 million available for federal income tax purposes that expire through 2023. Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

11.  Common Stock

     On June 24, 2002 and concurrently with the Restructuring Transactions, the Company completed the private placement of 3,085,000 shares of common stock to Mauritz & Couey, a Texas-based general partnership ("MC"), in consideration for $150,000, which proceeds were used by the Company to fund the payment of delinquent fuels taxes. As part of the transaction, MC was granted certain piggyback and demand registration rights for the acquired shares.

     As part of the Restructuring Transactions, the Company cancelled the employment agreement of Mr. J.L. Evans, Sr., former CEO and President of the Company. In addition, the Company and Mr. Evans, Sr. mutually agreed to cancel all outstanding common stock options held by Mr. Evans, Sr. aggregating 575,000. Concurrently with the cancellation of Mr. Evans' stock options, the Company issued Mr. Evans, Sr. 175,000 shares of warrant stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock. In April 2004 and as part of a settlement agreement (Note 13), Mr. Evans, Sr. agreed to forfeit 1/3 of his warrants, or 58,333 warrant stock shares, resulting in 116,667 shares of warrant stock outstanding at September 30, 2004.

     As part of the Restructuring Transactions and for payment of services rendered in facilitating the Restructuring Transactions, the Company issued warrants to purchase an aggregate of 4,000,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, of which 2,400,000 were issued to Mr. Tom Cain, Chairman of the Board of the Company, and 1,600,000 were issued to Cain, Smith & Strong, L.P., the senior debt holder of the Company. The Company also granted the holders of these warrants certain piggyback and demand registration rights pursuant to the terms of a Registration Rights Agreement.

     In addition, the Company issued Travelers Express Co. ("Travelers") warrants to purchase 93,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, as part of the forbearance agreement with Travelers. Under the terms of the Travelers Warrants, for every $2 the Company reduces the principal amount owed under the Travelers Note, 1 share of common stock subject to the Travelers Warrants shall expire. As of

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


     September 30, 2004, 35,500 of these warrants had expired due to principal payments made on the note. The warrants are not exercisable by Travelers until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days.

     On April 2, 2004, the Company issued 625,000 shares of common stock as part of a settlement agreement from a lawsuit filed against the Company and its former and current directors (Note 13). The Company recorded the issuance of the shares at the market price per share at the date of issuance of $0.12 per share. Accordingly, $75,000 has been recorded in other income (expense) on the accompanying consolidated statement of operations.

     A summary of the option activity under the various plans follows:

                                                                                  Weighted-
                                                                 Number of         average
                                                                   shares        option price
                                                               --------------- -----------------
       Outstanding at September 30, 2001                            970,600
       Expired in 2002                                             (580,250)             $ 1.67
                                                               ---------------
       Outstanding at September 30, 2002                            390,350
       Expired in 2003                                                    -              $    -
                                                               ---------------
       Outstanding at September 30, 2003                            390,350
       Expired in 2004                                                 -                 $    -
                                                               ---------------
       Outstanding at September 30, 2004                            390,350
                                                               ===============

     Although 390,350 options are outstanding at September 30, 2004, only 12,600 underlying common shares are registered under a plan. There were no options granted during 2004, 2003 and 2002.

     A summary of options outstanding and options exercisable at September 30, 2004 is as follows:

                                            Weighted
                                            Average             Weighted                           Weighted
         Options         Exercise          Remaining            Average           Options          Average
       Outstanding        Price         Contractual Life      Option Price      Exercisable      Option Price
     ---------------- --------------- --------------------- ----------------- ---------------- -----------------
              12,600        $      -            4.66 years         $       -           12,600         $       -
             290,000            0.16            6.41 years              0.16          290,000              0.16
              87,750            3.24            0.46 years              3.24           87,750              3.24
     ---------------- --------------- --------------------- ----------------- ---------------- -----------------
             390,350        $   0.84            4.31 years         $    0.84          390,350         $    0.84
     ================ =============== ===================== ================= ================ =================

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


12.  Related Party Transactions

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

13.  Contingent Liabilities

     Legal contingent liabilities
     The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2004, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

     During fiscal 2003, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company's common stock. The petition alleged that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000, which included 625,000 shares for the plaintiffs. The Plaintiff's alleged that they never received their 625,000 common shares or a refund of the subscription funds. In April 2004, the Company and the former and current directors agreed to settle the lawsuit. Under the settlement agreement, the Company agreed to reissue the original 625,000 common shares to the plaintiff as well as issue an additional 625,000 shares to the plaintiff (Note 11). In addition, Mr. J.L. Evans, Sr. agreed to forfeit 1/3 of his stock warrants (Note 11).

     During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at September 30, 2004.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


     Other contingent liabilities
     The environmental protection business is primarily the result of government mandate. A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking underground storage tanks ("USTs"). In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality ("TCEQ") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. The Company's environmental subsidiary EDCO Environmental, Inc. (dba StarCo Enviroservices, Inc. and referred to as StarCo) has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ. Under current Texas law and the requirements of the TCEQ, on September 30, 2005, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2006 for reimbursement. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

     On June 22, 2002 and as part of the Restructuring Transactions, the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt ratio shall be less than 0.05, and
     (iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

14.  Employee Benefit Plans

     The Company established the ESI Employee Retirement Plan (the ESI Plan), a defined contribution benefit plan, effective July 1, 1997. On May 10, 2002, the Board of Directors of the Company voted to terminate the ESI Plan. As of May 10, 2002, no employee contributions were made to the ESI Plan. On December 27, 2002, all net assets of the ESI Plan aggregating $156,352 were transferred out of the ESI Plan to the New Plan. All accounts were transferred to the New Plan's service provider and all current employees of the Company were considered eligible to participate in the New Plan. The ESI Plan filed its final Form 5500 for the year ended December 31, 2002.

     In December 2002, the Company established a new 401(k) profit sharing plan for the remaining employees, the Mauritz & Couey 401(k) Profit Sharing Plan for MC Star (New Plan). Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. There were no employee contributions made to the New Plan in 2004 and 2003.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


15.  Statement of Cash Flows Supplemental Disclosure of Non-Cash Transactions

     The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002 (in thousands):

                                                                           2004            2003               2002
                                                                           ----            ----               ----
    Supplemental Disclosure of Non-Cash Transactions
      Sale of Petroleum Marketing segment (Note 3)
         Relief of accounts payable                                     $ 1,705          $    --          $    --
         Relief of line of credit payable                                   399               --               --
         Issuance of note receivable                                         88               --               --
         Net book value of fixed assets sold                               (550)              --               --
         Conveyance of inventory                                           (429)              --               --
         Conveyance of accounts receivable                                 (650)              --               --
                                                                        -------          -------          -------
          Gain on sale of petroleum marketing segment                   $   563          $    --          $    --
                                                                        =======          =======          =======
      Extinguishment of debts under restructuring transactions
         Extinguishment of current liabilities                          $    --          $    --          $ 4,347
         Extinguishment of notes payable                                     --               --            5,399
         Issuance of notes payable                                           --               --           (5,512)
         Conveyance of fixed assets, net                                     --               --           (2,300)
         Conveyance of inventory                                             --               --             (135)
                                                                        -------          -------          -------
          Gain on restructuring transactions                            $    --          $    --          $ 1,799
                                                                        =======          =======          =======
      Sale of Non-Operating Assets (Note 5)
         Relief of debt to CSS                                          $    --          $ 1,900          $    --
         Relief of property taxes                                            --              118               --
         Conveyance of fixed assets, net                                     --             (365)              --
                                                                        -------          -------          -------
           Gain on sale of non-operating assets                         $    --          $ 1,653          $    --
                                                                        =======          =======          =======
      Foreclosure of former ChemWay warehouse
         Relief of assumed debt on foreclosed warehouse                 $    --          $    --          $   501
         Net book value of foreclosed warehouse                              --               --              471
                                                                        -------          -------          -------
          Gain on foreclosure of warehouse                              $    --          $    --          $    30
                                                                        =======          =======          =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


16.  Results of Operations, Liquidity and Management's Plans

     During the year ended September 30, 2004, the Company has recorded an operating loss from continuing operations of $379,000 and a net loss of $332,000 million. The Company has experience operating losses for each of the last 3 years aggregating $1,334,000. The Company also recorded operating losses from its Petroleum Marketing segment, now discontinued, aggregating $2.58 million during the three years in the period ended September 30, 2004. At September 30, 2004, the Company has a working capital deficit of $144,000 and a stockholders' deficit of $850,000.

     In December 1999, the Company received notification from Nasdaq stock exchange that the Company was not in compliance with two requirements for continued listing on the Nasdaq NMS: the Company did not hold an annual stockholders meeting in 1998 and the market value of the public float in the Company's common stock did not meet or exceed a minimum level of $5 million. On February 17, 2000, the Company was delisted from the NASDAQ NMS for failing to meet two requirements for continued listing on the NASDAQ NMS. The Company's common stock is now traded on the over-the-counter bulletin board system maintained by Nasdaq. The Company's ability to raise additional equity capital in the future could be adversely affected with the Company's common stock no longer listed on a national exchange.

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

17.  Segment Reporting

     Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has two reportable segments: Texas convenience stores, and environmental remediation services. The Texas convenience stores segment features self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area.

     As discussed in Note 3, the Company discontinued its Texas Petroleum Marketing segment, which sold motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. Such operations have been reflected as discontinued operations and prior periods have been restated.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002


Information concerning the Company's business activities is summarized as follows (in thousands):

                                                    Texas       Environmental     Other
                                                 Convenience    Remediation     Reconciling    Consolidated
             Year ended                             Store         Services       items (1)         total
September 30, 2004:
   Revenues from external customer
   Motor fuel sales                                $   648        $    --        $    --          $   648
   Convenience store sales                             299             --             --              299
   Environmental remediation                            --            973             --              973
   Intersegment revenues                                --             --             --               --
                                                   -------        -------        -------          -------

       Total revenues                              $   947        $   973        $    --          $ 1,920
                                                   =======        =======        =======          =======

   Depreciation and amortization                        63             18             --               81
   Operating income (loss)                            (238)            35            (53)            (256)
   Segment assets                                    1,148            726          1,361            3,235
   Expenditures for property and equipment              19             20              5               44

September 30, 2003:
   Revenues from external customer
   Motor fuel sales                                $   208        $    --        $    --          $   208
   Convenience store sales                             134             --             --              134
   Environmental remediation                            --          1,241             --            1,241
   Intersegment revenues                                --             --             --               --
                                                   -------        -------        -------          -------

       Total revenues                              $   342        $ 1,241        $    --          $ 1,583
                                                   =======        =======        =======          =======

   Depreciation and amortization                        64             15             --               79
   Operating income (loss)                            (289)           217            (40)            (112)
   Segment assets                                    1,054            742          2,708            4,504
   Expenditures for property and equipment              --             --             75               75

September 30, 2002:
   Revenues from external customer
   Motor fuel sales                                $ 2,737        $    --        $    --          $ 2,737
   Convenience store sales                           2,331             --             --            2,331
   Environmental remediation                            --          1,105             --            1,105
   Intersegment revenues                                --             --             --               --
                                                   -------        -------        -------          -------

       Total revenues                              $ 5,068        $ 1,105        $    --          $ 6,173
                                                   =======        =======        =======          =======

   Depreciation and amortization                       105             15             --              120
   Operating income (loss)                            (335)            44           (675)            (966)
   Segment assets                                    1,484            672          3,615            5,771
   Expenditures for property and equipment              --             --             39               39

(1) Consists primarily of corporate overhead expenses and unallocated corporate assets. Corporate assets include discontinued operations, income tax assets and corporate property and equipment.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                          Year ended September 30,
                                                                          ------------------------

                                                                     2004           2003           2002
                                                                     ----           ----           ----
          Operating income (loss) for reportable segments           $  (203)       $   260       $  (291)
          Gain on sale of non-operating assets                           --          1,653            --
          Rental income                                                 123            216            --
          Interest expense                                             (200)          (134)          (67)
          Unallocated corporate expenses                                (53)          (372)         (675)
          Other, net                                                    (46)            74            (2)
                                                                    -------        -------       -------
          Total consolidated income (loss) from continuing
            operations before income taxes                          $  (379)       $ 1,697       $(1,035)
                                                                    =======        =======       =======

18.      Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

     September 30, 2004
                                                           Q1             Q2          Q3             Q4
                                                        ------        ------       -------        ------
          Revenue                                       $  165        $  312        $  538        $  905
          Gross profit                                      77            44           122            86
          Operating income (loss)                         (108)          (36)          (31)          (81)
          Income (loss) from continuing operations        (102)          (25)          (27)         (225)
          Gain (loss) from discontinued operations        (116)          (97)         (138)          398
          Net income (loss)                               (218)         (122)         (165)          173
          Basic and diluted loss per common share:
              Income (loss) per common share:
                 Continuing operations                  $(0.01)       $(0.00)       $(0.00)       $(0.02)
                 Discontinued operations                 (0.01)        (0.01)        (0.02)         0.04
                                                         -----         -----         -----         -----
                     Total                              $(0.02)       $(0.01)       $(0.02)        $0.02
                                                         =====         =====         =====         =====

     September 30, 2003
                                                          Q1             Q2             Q3           Q4
                                                        ------        -------        -------      ------
          Revenue                                       $  609        $  276       $   263        $  435
          Gross profit                                     145           192           187           107
          Operating income (loss)                         (122)           (4)           (1)           15
          Income (loss) from continuing operations        (119)        1,765            35            16
          Loss from discontinued operations                (65)         (131)         (150)         (126)
          Net income (loss)                               (184)        1,634          (115)         (110)
          Basic and diluted loss per common share:
              Income (loss) per common share:
                 Continuing operations                  $(0.01)       $ 0.17       $  0.00        $ 0.00
                 Discontinued operations                 (0.01)        (0.01)        (0.01)        (0.01)
                                                        ------        ------        -------       ------
                     Total                              $(0.02)       $ 0.16       $ (0.01)       $(0.01)
                                                        ======        ======        =======       ======
