Form 10-Q
period 2005-03-31
EVANS SYSTEMS INC
filed 2005-05-23
CIK 904901

As Filed with the Securities and Exchange Commission on May 20, 2005
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 20, 2005 was 10,430,196.

                               Evans Systems, Inc.

                                      Index


Part I.  Financial Information                                                     Page Number
     Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets as of
              March 31, 2005 and September 30, 2004                                     3

              Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2005 and 2004                                4

              Condensed Consolidated Statements of Income for the
              Six Months Ended March 31, 2005 and 2004                                  5

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended March 31, 2005 and 2004                                  6

              Notes to Condensed Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                    14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk               21

     Item 4.  Controls and Procedures                                                  22

Part II. Other Information

     Item 1.  Legal Proceedings                                                        22

     Item 2.  Changes in Securities and Use of Proceeds                                22

     Item 3.  Defaults upon Senior Securities                                          22

     Item 4.  Submission of Matters to a Vote of Security Holders                      22

     Item 5.  Other Information                                                        23

     Item 6.  Exhibits and Reports on Form 8-K                                         23

Signatures                                                                             23


Part I.  Financial Information
Item 1. Financial Statements


                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)


                                                                       March 31,        September 30,
                                                                         2005               2004
                                                                         ----               ----
                        Assets
                        ------
Current assets:
     Cash and cash equivalents                                    $       184        $      341
     Trade receivables, net of allowance for doubtful
         accounts of $23,000 and $28,000, respectively                    565               509
     Inventory                                                            149                83
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            177               178
     Prepaid expenses and other current assets                             51                51
     Notes receivable, current portion                                     44               127
                                                                   -----------        ----------
         Total current assets                                           1,170             1,289
Property and equipment, net                                             1,874             1,946
Other assets                                                               -                  -
                                                                   -----------        ----------
              Total assets                                        $     3,044        $    3,235
                                                                   ===========        ==========

    Liabilities and Stockholders' Equity (Deficit)
    ----------------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                        $       766        $      567
     Accrued excise, property and other taxes payable                     659               633
     Current portion of long-term debt                                    126               143
     Accrued interest                                                     220                90
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                              -                 -
                                                                   ----------         ---------
         Total current liabilities                                      1,771             1,433
     Long-term debt, net of current portion                             2,621             2,652
                                                                   ----------         ---------
         Total liabilities                                              4,392             4,085
Stockholders' equity (deficit):
     Common stock, $.01 par value, 15,000,000 shares
         authorized, 10,471,831 shares issued and
         outstanding                                                      105               105
     Additional paid-in capital                                        17,262            17,262
     Accumulated deficit                                              (18,281)          (17,783)
     Treasury stock, 72,589 shares, at cost                              (434)             (434)
                                                                   -----------        ----------
         Total stockholders' equity (deficit)                          (1,348)             (850)
                                                                   -----------        ----------
             Total liabilities and stockholders' equity           $     3,044        $    3,235
                                                                   ===========        ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                2005                 2004
                                                                ----                 ----
Revenues:
     Motor fuel sales                                     $          340        $          29
     Other sales and services                                        699                  282
                                                          --------------        -------------
         Total revenues                                            1,039                  311

Cost of sales
     Motor fuel                                                      331                   24
     Other sales and services                                        575                  143
                                                          --------------        -------------
         Total cost of sales                                         906                  167
                                                          --------------        -------------
Gross profit                                                         133                  144

Operating expenses:
     Employment expenses                                              95                   50
     Other operating expenses                                        118                   94
     General & administrative expenses                                86                   32
     Depreciation and amortization                                    39                   19
     (Gain) loss on sale of assets                                   (20)                   -
                                                          --------------        -------------
         Total operating expenses                                    318                  195
                                                          --------------        -------------
Operating loss                                                      (185)                 (51)

Other income (expense)
     Interest expense, net                                           (75)                 (36)
     Other income (expense), net                                       1                    8
     Rental income, net                                               28                   35
                                                          --------------        -------------
         Total other income (expense)                                (46)                   7
                                                          --------------        -------------
Income (loss) before income taxes                                   (231)                 (44)
Provision for income taxes                                             -                    -
                                                          --------------        -------------
Income (loss) from continuing operations                            (231)                 (44)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Petroleum Marketing to July 1, 2004                           -                  (78)
                                                          --------------        -------------
     Total discontinued operations                                     -                    -
                                                          --------------        -------------
Net income (loss)                                         $         (231)       $        (122)
                                                          ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                $        (0.02)        $      (0.00)
     Discontinued operations                                           -                (0.01)
                                                          --------------        -------------
         Earnings (loss) per common share                 $        (0.02)        $      (0.01)
                                                          ==============        =============



  The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                       Six Months Ended March 31,
                                                                       --------------------------
                                                                        2005                 2004
                                                                        ----                 ----
Revenues:
     Motor fuel sales                                             $          788        $          29
     Other sales and services                                              1,226                  447
                                                                  --------------        -------------
         Total revenues                                                    2,014                  476

Cost of sales
     Motor fuel                                                              700                   24
     Other sales and services                                                990                  231
                                                                  --------------        -------------
         Total cost of sales                                               1,690                  255
                                                                  --------------        -------------
Gross profit                                                                 324                  221

Operating expenses
     Employment expenses                                                     275                  140
     Other operating expenses                                                190                  137
     General & administrative expenses                                       200                   79
     Depreciation and amortization                                            77                   38
     (Gain) loss on sale of assets                                           (20)                  (3)
                                                                  --------------        -------------
         Total operating expenses                                            722                  391
                                                                  --------------        -------------
Operating loss                                                              (398)                (170)

Other income (expense)
     Interest expense, net                                                  (151)                 (51)
     Other income (expense), net                                              (3)                   8
     Rental income, net                                                       54                   67
                                                                  --------------        -------------
         Total other income (expense)                                       (100)                  24
                                                                  --------------        -------------
Income (loss) before income taxes                                           (498)                (146)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (498)                (146)

Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Petroleum Marketing to July 1, 2004                                   -                 (194)
                                                                  --------------        -------------
     Total discontinued operations                                             -                 (194)
                                                                  --------------        -------------
Net income (loss)                                                 $         (498)       $        (340)
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $        (0.05)       $       (0.02)
     Discontinued operations                                                   -                (0.02)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $        (0.05)       $       (0.04)
                                                                  ==============        =============




  The accompanying notes are an integral part of these condensed consolidated financial statements

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended March 31,
                                                                   --------------------------
                                                                   2005                 2004
                                                                   ----                 ----
Cash flows from operating activities:
     Net income (loss)                                     $         (498)       $        (340)
     Adjustments:
         Depreciation and amortization                                 77                  100
         (Gain) loss on sale of assets                                (20)                  (3)
         Write-off of note receivable                                   -                   15
         Changes in working capital:
              Current assets                                         (121)                (391)
              Current liabilities                                     355                  684
                                                            -------------         ------------
     Total adjustments                                                291                  405
                                                            -------------         ------------
Net cash provided (used) by operating activities                     (207)                  65

Cash flows from investing activities:
     Issuance of notes receivable                                     (14)                  (6)
     Repayment on notes receivable                                     97                   24
     Capital expenditures                                               -                   (6)
     Proceeds from sale of property and equipment                      15                    4
                                                            -------------         ------------
Net cash provided (used) by investing activities                       98                   16

Cash flows from financing activities:
     Repayment on notes payable                                       (48)                 (79)
     Borrowings under note payable agreements                           -                    -
                                                            -------------         ------------
Net cash provided (used) by financing activities                      (48)                 (79)
                                                            -------------         ------------

Net increase (decrease) in cash                                      (157)                   2

Cash and cash equivalents, beginning of period                        341                  216
                                                            -------------         ------------

Cash and cash equivalents, end of period                   $          184        $         218
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2005. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B - Texas Convenience Store Operations

On November 18, 2002, the Company sold its inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Under the lease agreements, the Company executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all periods presented. As a result of these transactions, the three and six month periods ended March 31, 2004 do not include convenience store operations as the Company's fiscal year 2004 only included operations from April 2004 to September 30, 2004.

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

The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the three and six month periods ended March 31, 2004 is as follows (in thousands):


                                              Quarter Ended        Six Months Ended
                                              Mar. 31, 2004          Mar. 31, 2004
                                         --------------------- ----------------------
     Revenues                             $             4,182   $              8,096
                                         ===================== ======================
     Gross Profit                         $               191   $                375
                                         ===================== ======================
     Income (loss) from operations        $               (78)  $               (194)
                                         ===================== ======================


Note D - Long-Term Debt

As of March 31, 2005, the Company had an aggregate of approximately $2,747,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At March 31, 2005, the Company had accrued interest of approximately $220,000

Of the remaining principal outstanding aggregating an approximate $147,000, approximately $82,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $65,000 is due under 3 note agreements with various terms to unrelated third parties. At March 31, 2005, two notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

Note E - Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2005 and September 30, 2004, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                  Mar. 31,    Sept. 30,
                                                                   2005         2004
                                                               ------------  ----------
    Costs incurred to date on uncompleted contracts             $      221    $     189
    Estimated earnings                                                  79           83
                                                               ------------  ----------
                                                                       300          272
    Billings to date
                                                                      (123)         (94)
                                                               ------------  ----------
        Total                                                   $      177    $     178
                                                               ============  ==========

    Included in the accompanying condensed consolidated
    balance sheets under the following captions:
      Costs and estimated earnings in excess of billings
      on uncompleted contracts                                  $      177    $     178
      Billings in excess of costs and estimated earnings
      on uncompleted contracts                                           -            -
                                                               ------------  ----------
        Total                                                   $      177    $     178
                                                               ============  ===========

There were no material revisions in contract estimates during the three and six months ended March 31, 2005.

Note F - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note G - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2005 were computed using 10,471,831 weighted average common shares outstanding. Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2004 were computed using 9,846,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and six months ended March 31, 2005 and 2004 as they would have resulted in an antidilutive effect on loss from continuing operations.

At March 31, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,159,403 shares are reserved for Warrants.

Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2005, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at March 31, 2005.

Other contingent liabilities
----------------------------
The environmental protection business is primarily the result of government mandate. A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking underground storage tanks ("USTs"). In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality ("TCEQ") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. The Company's environmental subsidiary EDCO Environmental, Inc. (dba StarCo Enviroservices, Inc. and referred to as StarCo) has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ. Under current Texas law and the requirements of the TCEQ, on September 30, 2005, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2005 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2006 for reimbursement. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate, as the majority of StarCo's business is through reimbursement contracts. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There are currently two bills pending in the Texas Legislature that would extend deadlines and appropriate additional funds. Should those deadlines not be extended or additional funding appropriated to the TCEQ for reimbursement programs, StarCo could cease future work under reimbursement contracts by the end of the Company's second quarter. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

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

Note I - Management's Plans

The Company has experience operating losses for each of the last 3 years aggregating $1,334,000. The Company also recorded operating losses from its Petroleum Marketing segment, now discontinued, aggregating $2.58 million during the three years in the period ended September 30, 2004. At March 31, 2005, the Company has a working capital deficit of $601,000 and a stockholders' deficit of $1,348,000.

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

Note J - Segment Reporting

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

Information concerning the Company's business activities is summarized as follows (in thousands):


                                          Texas          Environmental     Other
                                       Convenience        remediation   reconciling    Consolidated
         Quarter ended                    stores           services       items (1)        total
March 31, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                    $  340           $    -         $    -         $   340
      Other                                  381              318              -             699
  Intersegment revenues                        -                -              -               -
                                          ------           ------         ------         -------
        Total revenues                    $  721           $  318         $    -         $ 1,039
                                          ======           ======         ======         =======
  Depreciation and
   amortization                           $   16           $    6         $   17         $    39
  Operating income (loss)                 $ (114)          $  (22)        $  (49)        $  (185)

March 31, 2004-
  Revenues from external
   Customers:
      Motor fuel sales                    $    -           $    -         $   29         $    29
      Other                                    -              252             30             282
  Intersegment revenues                        -                -              -               -
                                          ------           ------         ------         -------
        Total revenues                    $    -           $  252         $   59         $   311
                                          ======           ======         ======         =======
  Depreciation and
   amortization                           $    -           $    4         $   15         $    19
  Operating income (loss)                 $    -           $    7         $  (58)        $   (51)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                          Quarter Ended March 31,
                                                          -----------------------
                                                           2005            2004
                                                           ----            -----
Total operating loss for reportable segments          $    (136)       $       7
Rental income, net                                           28               35
Other income, net                                             1                8
Interest expense, net                                       (75)             (36)
Unallocated corporate overhead expenses                     (49)             (58)
                                                      ----------       ----------
  Total consolidated income (loss) from
   continuing operations before income taxes          $    (231)       $     (44)
                                                      ==========       ==========

                                          Texas         Environmental     Other
                                        Convenience      remediation    reconciling    Consolidated
        Six months ended                  stores          services       items (1)        total
March 31, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                   $   788           $    -         $    -         $   788
      Other                                  600              626              -           1,226
  Intersegment revenues                        -                -              -               -
                                         -------           ------         ------         -------
        Total revenues                   $ 1,388           $  626         $    -         $ 2,014
                                         =======           ======         ======        ========
  Depreciation and
   amortization                          $    32           $   10         $   35         $    77
  Operating income (loss)                $  (245)          $  (55)        $  (98)        $  (398)


March 31, 2004-
  Revenues from external
   Customers:
      Motor fuel sales                   $     -           $    -         $   29         $    29
      Other                                    -              417             30             447
  Intersegment revenues                        -                -              -               -
                                         -------           ------         ------         -------
        Total revenues                   $     -           $  417         $   59         $   476
                                         =======           ======         ======        ========
  Depreciation and
   amortization                          $     -           $    8         $   30         $    38
  Operating income (loss)                $     -           $ (118)        $  (52)        $  (170)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):


                                                                 Six Months Ended March 31,
                                                                 --------------------------
                                                                   2005              2004
                                                                   ----              ----
Total operating income (loss) for reportable segments        $     (300)      $       (52)
Rental income, net                                                   54                67
Other income (expense), net                                          (3)                8
Interest expense, net                                              (151)              (51)
Unallocated corporate overhead expenses                             (98)             (118)
                                                             -----------       -----------
  Total consolidated income (loss) from
   continuing operations before income taxes                 $     (498)       $     (146)
                                                             ===========       ===========

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("Company") business segments for the three months ended March 31, 2005 and 2004. This is the second quarter of ESI's fiscal year, which begins on October 1 and ends on September 30.

                                                 Three Months          Three Months
                                                     Ended                Ended
                                                March 31, 2005        March 31, 2004
                                                --------------        --------------
                                                (In thousands)        (In thousands)
TEXAS CONVENIENCE STORES
Revenue                                         $          721        $            -
Gross profit                                                71                     -
Operating expenses                                         185                     -
                                                --------------        --------------
Operating income (loss)                                   (114)                    -

EDCO ENVIRONMENTAL
Revenue                                         $          318        $          252
Gross profit                                                62                   136
Operating expenses                                          84                   195
                                                --------------        --------------
Operating income (loss)                                    (22)                  (59)

UNALLOCATED OPERATIONS
Revenue                                         $            -        $           59
Gross profit                                                 -                     8
Operating expenses                                          49                     -
                                                --------------        --------------
Operating income (loss)                                    (49)                    8

TOTAL CONTINUING OPERATIONS
Revenue                                         $        1,039        $          311
Gross profit                                               133                   144
Operating expenses                                         318                   195
                                                --------------        --------------
Operating income (loss)                                   (185)                  (51)

DISCONTINUED TEXAS PETROLEUM MARKETING
Revenue                                         $            -        $        4,182
Gross profit                                                 -                   191
Operating expenses                                           -                   269
                                                --------------        --------------
Operating loss                                               -                   (78)

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

Consolidated revenues increased $728,000 to $1,039,000 in the quarter ended March 31, 2005, as compared with revenues of $311,000 in the quarter ended March 31, 2004. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations only include operations for the quarter ended March 31, 2005 as the stores were leased to outside operators during the quarter ended March 31, 2004 as the segment was discontinued from November 18, 2002 to April 2004. The Company subsequently reacquired control of those stores in April 2004 (2 stores) and July 2004 (1 store). Revenues from the Environmental segment increased $66,000, primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Consolidated gross profit decreased $11,000 in the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 12% of sales in the quarter ended March 31, 2005 as compared to 54% of sales in the quarter ended March 31, 2004. The decrease in gross margin in 2005 is mainly attributable to the higher profit margin of the Environmental segment negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had increased operations in 2005 over 2004.

Operating expenses increased $123,000 in the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment.

The Company had an operating loss of $185,000 in the quarter ended March 31, 2005, as compared to an operating loss of $51,000 in the quarter ended March 31, 2004.

Net loss increased to $231,000 in the quarter ended March 31, 2005, as compared with a loss of $122,000 in the quarter ended March 31, 2004. Net loss for the quarter ended March 31, 2005 includes interest expense of $75,000, rental income of $28,000 and other income of $1,000. Net loss for the quarter ended March 31, 2004 includes a loss on discontinued operations of $78,000, interest expense of $36,000, rental income of $35,000 and other income of $8,000.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the quarter ended March 31, 2005, the Company operated 3 convenience stores. During the quarter ended March 31, 2004, the Company did not operate any convenience stores, as all company owned stores had been leased to outside operators when the Company originally discontinued its C-store operations on November 18, 2002. However, the Company reacquired control of the 3 stores during April and July of 2004, at which time the Company reestablished its Texas Convenience Store segment. Accordingly, there is no comparative analysis of the results of operations of this segment between the quarters ended March 31, 2005 and 2004.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended March 31, 2005 increased $66,000 to $318,000, as compared with $252,000 in the quarter ended March 31, 2004. Revenues from the Environmental segment increased primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Gross profit in the quarter ended March 31, 2005 decreased by $74,000 to $62,000, as compared with $136,000 in the quarter ended March 31, 2004. The environmental segment has continued to experience decreased profit margins under its TCEQ reimbursement contracts. Operating expenses decreased $185,000 to $84,000 as compared with $195,000 in the quarter ended March 31, 2004.

The Environmental segment reported an operating loss of $22,000 in the quarter ended March 31, 2005, as compared with an operating loss of $59,000 in the quarter ended March 31, 2004.

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

Unallocated General and Administrative Expenses

General and Administrative expenses increased to $49,000 in the quarter ended March 31, 2005. These costs consist primarily of corporate overhead and other unallocated expenses.

Six Months Ended March 31, 2005 and 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of the Company business segments for the six months ended March 31, 2005 and 2004. This is the first half of ESI's fiscal year, which begins October 1 and ends September 30.


                                                           Six Months Ended
                                                March 31, 2005        March 31, 2004
                                                --------------        --------------
                                                (In thousands)        (In thousands)
TEXAS CONVENIENCE STORES
Revenue                                         $        1,388        $            -
Gross profit                                               188                     -
Operating expenses                                         433                     -
                                                --------------        --------------
Operating income (loss)                                   (245)                    -

EDCO ENVIRONMENTAL
Revenue                                         $          626        $          417
Gross profit                                               136                   213
Operating expenses                                         191                   331
                                                --------------        --------------
Operating income (loss)                                    (55)                 (118)

UNALLOCATED OPERATIONS
Revenue                                         $            -        $           59
Gross profit                                                 -                     8
Operating expenses                                          98                    60
                                                --------------        --------------
Operating income (loss)                                    (98)                  (52)

TOTAL CONTINUING OPERATIONS
Revenue                                         $        2,014        $          476
Gross profit                                               324                   221
Operating expenses                                         722                   391
                                                --------------        --------------
Operating income (loss)                                   (398)                 (170)

DISCONTINUED TEXAS PETROLEUM MARKETING
Revenue                                         $            -        $        8,096
Gross profit                                                 -                   375
Operating expenses                                           -                   569
                                                --------------        --------------
Operating loss                                               -                  (194)


Consolidated revenues increased $1,538,000 to $2,014,000 in the six months ended March 31, 2005, as compared with $476,000 in the six months ended March 31, 2004. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations only include operations for the six months ended March 31, 2005 as the stores were leased to outside operators during the six months ended March 31, 2004 as the segment was discontinued from November 18, 2002 to April 2004. The Company subsequently reacquired control of those stores in April 2004 (2 stores) and July 2004 (1 store). Revenues from the Environmental segment increased $66,000, primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Consolidated gross profit increased $103,000 to $324,000 in the six months ended March 31, 2005, as compared with $221,000 in the six months ended March 31, 2004. Gross Margin declined to approximately 16% of sales in the six months ended March 31, 2005, as compared with approximately 46% of sales in the six months ended March 31, 2004. The decrease in gross margin in 2005 is mainly attributable to the higher profit margin of the Environmental segment negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had increased operations in 2005 over 2004.

Operating expenses increased $331,000 to $722,000 in the six months ended March 31, 2005, as compared with $391,000 in the six months ended March 31, 2004. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment.

The Company incurred an operating loss of $398,000 in the six months ended March 31, 2005, as compared to operating loss of $170,000 in the six months ended March 31, 2004.

Net loss increased to a net loss of $498,000 in the six months ended March 31, 2005, as compared with a net loss of $340,000 in the six months ended March 31, 2004. Net loss in the current six months includes other expenses of $3,000, rental income of $54,000, and interest expense of $151,000. Net loss in the six months ended March 31, 2004 includes other income of $8,000, rental income of $67,000, interest expense of $51,000, and a loss from discontinued operations of the Texas Petroleum Marketing Segment of $194,000.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the quarter ended March 31, 2005, the Company operated 3 convenience stores. During the quarter ended March 31, 2004, the Company did not operate any convenience stores, as all company owned stores had been leased to outside operators when the Company originally discontinued its C-store operations on November 18, 2002. However, the Company reacquired control of the 3 stores during April and July of 2004, at which time the Company reestablished its Texas Convenience Store segment. Accordingly, there is no comparative analysis of the results of operations of this segment between the quarters ended March 31, 2005 and 2004.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the six months ended March 31, 2005 increased $209,000 to $626,000, as compared with $417,000 in the six months ended March 31, 2004. Revenues from the Environmental segment increased primarily due to increase site closure reimbursement work as the TCEQ funding deadline approaches.

Gross profit in the six months ended March 31, 2005 decreased by $77,000 to $136,000, as compared with $213,000 in the six months ended March 31, 2004. The environmental segment has continued to experience decreased profit margins under its TCEQ reimbursement contracts. Operating expenses decreased $140,000 to $191,000 as compared with $331,000 in the six months ended March 31, 2004.

The Environmental segment reported an operating loss of $55,000 in the six months ended March 31, 2005, as compared with an operating loss of $118,000 in the six months ended March 31, 2004.

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

Unallocated General and Administrative Expenses

General and Administrative expenses increased to $98,000 in the six months ended March 31, 2005. These costs consist primarily of corporate overhead and other unallocated expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $184,000 and $218,000 at March 31, 2005 and 2004 respectively. The Company had a net working capital deficit of $601,000 at March 31, 2005, as compared with a deficit of $144,000 at September 30, 2004.

Cash used by operating activities was $207,000 for the six months ended March 31, 2005. During that period, cash provided by investing activities was $98,000, which was comprised of repayments of notes receivable of $97,000 and proceeds from the sale of assets of $15,000 offset by new note issuances of $14,000. Cash used by financing activities was $48,000, which was comprised entirely of repayments of notes payable.

Cash provided by operating activities was $65,000 for the six months ended March 31, 2004. During that period, cash provided by investing activities was $16,000, which was comprised of repayments of notes receivable of $24,000 and proceeds from the sale of assets of $4,000 offset by new note issuances of $6,000 and capital expenditures of $6,000. Cash used by financing activities was $79,000, which was comprised entirely of repayments of notes payable.

As of March 31, 2005, the Company had an aggregate of approximately $2,747,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At March 31, 2005, the Company had accrued interest of approximately $220,000

Of the remaining principal outstanding aggregating an approximate $147,000, approximately $82,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $65,000 is due under 3 note agreements with various terms to unrelated third parties. At March 31, 2005, the 2 notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

At March 31, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,159,403 shares are reserved for Warrants.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of March 31, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at March 31, 2005.


Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

At March 31, 2005, the Company was in default under a note payable agreement, of which approximately $14,000 was outstanding at March 31, 2005, as the Company defaulted under the loan repayment provisions of the agreement. The Company is currently paying one-quarter of the required monthly payment.

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

Dated: May 20, 2005

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey.
   ---------------------------------
    Blair R. Couey
    President and Chief Executive Officer
    and Acting Chief Financial Officer