Form 10-Q
period 2005-06-30
EVANS SYSTEMS INC
filed 2005-08-22
CIK 904901

As Filed with the Securities and Exchange Commission on August 22, 2005




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 16, 2005 was 10,430,196.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1.  Financial Statements (Unaudited)                                               Page Number
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2005 and September 30, 2004                                                 3

                  Condensed Consolidated Statements of Income for the
                  Three Months Ended June 30, 2005 and 2004                                            4

                  Condensed Consolidated Statements of Income for the
                  Nine Months Ended June 30, 2005 and 2004                                             5

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended June 30, 2005 and 2004                                             6

                  Notes to Condensed Consolidated Financial Statements                                 7

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                               14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          20

         Item 4.  Controls and Procedures                                                             21

Part II. Other Information

         Item 1.  Legal Proceedings                                                                   21

         Item 2.  Changes in Securities and Use of Proceeds                                           22

         Item 3.  Defaults upon Senior Securities                                                     22

         Item 4.  Submission of Matters to a Vote of Security Holders                                 22

         Item 5.  Other Information                                                                   22

         Item 6.  Exhibits and Reports on Form 8-K                                                    22

Signatures                                                                                            23


Part I.  Financial Information
Item 1. Financial Statements
                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                       June 30,            September 30,
                                                                         2005                  2004
                                                                         ----                  ----
                        Assets
Current assets:
     Cash and cash equivalents                                    $           52        $         341
     Trade receivables, net of allowance for doubtful
         accounts of $11,000 and $28,000, respectively                       556                  509
     Inventory                                                               111                   83
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               115                  178
     Prepaid expenses and other current assets                                18                   51
     Notes receivable, current portion                                        50                  127
                                                                  --------------        -------------
         Total current assets                                                902                1,289
Property and equipment, net                                                1,728                1,946
Other assets                                                      -                     -
                                                                  --------------        -------------
              Total assets                                        $        2,630        $       3,235
                                                                   =============         ============

    Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                        $          804        $         567
     Accrued excise, property and other taxes payable                        638                  633
     Current portion of long-term debt                                       116                  143
     Accrued interest                                                        180                   90
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                 -                    -
                                                                  --------------        -------------
         Total current liabilities                                         1,738                1,433
     Long-term debt, net of current portion                                2,606                2,652
                                                                  --------------        -------------
         Total liabilities                                                 4,344                4,085
Stockholders' equity (deficit):
     Common stock, $.01 par value, 15,000,000 shares
         authorized, 10,471,831 shares issued and
         outstanding                                                         105                  105
     Additional paid-in capital                                           17,262               17,262
     Accumulated deficit                                                 (18,647)              (17,783)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                  ---------------       --------------
         Total stockholders' equity (deficit)                             (1,714)                (850)
                                                                  ---------------       --------------
             Total liabilities and stockholders' equity           $        2,630        $       3,235
                                                                   =============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended June 30,
                                                                            2005                 2004
                                                                            ----                 ----
Revenues:
     Motor fuel sales                                             $          231        $         180
     Other sales and services                                                402                  358
                                                                  --------------        -------------
         Total revenues                                                      633                  538
Cost of sales
     Motor fuel                                                              212                  175
     Other sales and services                                                416                  141
                                                                  --------------        -------------
         Total cost of sales                                                 628                  316
                                                                  --------------        -------------
Gross profit                                                                   5                  222
Operating expenses:
     Employment expenses                                                     120                  142
     Other operating expenses                                                 79                   44
     General & administrative expenses                                        91                   53
     Depreciation and amortization                                            38                   50
     (Gain) loss on sale of assets                                             2                    -
                                                                  --------------        -------------
         Total operating expenses                                            330                  289
                                                                  --------------        -------------
Operating loss                                                              (325)                 (67)
Other income (expense)
     Interest expense, net                                                   (68)                 (47)
     Other income (expense), net                                              (6)                   3
     Rental income, net                                                       33                   35
                                                                  --------------        -------------
         Total other income (expense)                                        (41)                  (9)
                                                                  ---------------       --------------
Income (loss) before income taxes                                           (366)                 (76)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (366)                 (76)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Petroleum Marketing to July 1, 2004                                   -                  (89)
                                                                  --------------        --------------
     Total discontinued operations                                             -                 (264)
                                                                  --------------        --------------
Net income (loss)                                                 $        (366)        $        (165)
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $       (0.03)        $        (0.01)
     Discontinued operations                                                   -               (0.01)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $       (0.03)        $      (0.02)
                                                                  ==============        =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                       Nine Months Ended March 31,
                                                                            2005                 2004
                                                                            ----                 ----
Revenues:
     Motor fuel sales                                             $        1,019        $         209
     Other sales and services                                              1,628                  805
                                                                  --------------        -------------
         Total revenues                                                    2,647                1,014
Cost of sales
     Motor fuel                                                              912                  199
     Other sales and services                                              1,406                  372
                                                                  --------------        -------------
         Total cost of sales                                               2,318                  571
                                                                  --------------        -------------
Gross profit                                                                 329                  443
Operating expenses
     Employment expenses                                                     395                  282
     Other operating expenses                                                269                  181
     General & administrative expenses                                       291                  132
     Depreciation and amortization                                           115                   88
     (Gain) loss on sale of assets                                           (18)                  (3)
                                                                  ---------------       --------------
         Total operating expenses                                          1,052                  680
                                                                  --------------        -------------
Operating loss                                                              (723)                (237)
Other income (expense)
     Interest expense, net                                                  (219)                 (98)
     Other income (expense), net                                              (9)                  11
     Rental income, net                                                       87                  102
                                                                  --------------        -------------
         Total other income (expense)                                       (141)                   15
                                                                  ---------------       --------------
Income (loss) before income taxes                                           (864)                (222)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                    (864)                (222)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Petroleum Marketing to July 1, 2004                                   -                 (283)
                                                                  --------------        --------------
     Total discontinued operations                                             -                 (278)
                                                                  --------------        --------------
Net income (loss)                                                 $         (864)        $        (505)
                                                                  ==============        ================

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $       (0.08)        $        (0.02)
     Discontinued operations                                                   -                 (0.03)
                                                                  --------------        --------------
         Earnings (loss) per common share                         $       (0.08)        $        (0.05)
                                                                  ==============        ================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended June 30,
                                                                            2005                 2004
                                                                            ----                 ----
Cash flows from operating activities:
     Net income (loss)                                            $         (864)       $        (505)
     Adjustments:
         Depreciation and amortization                                       115                  150
         (Gain) loss on sale of assets                                       (18)                   4
         Write-off of note receivable                                          -                   15
         Changes in working capital:
              Current assets                                                  21                 (495)
              Current liabilities                                            332                1,247
                                                                  --------------        -------------
     Total adjustments                                                       450                  921
                                                                  --------------        -------------
Net cash provided (used) by operating activities                            (414)                 416

Cash flows from investing activities:
     Issuance of notes receivable                                            (14)                 (17)
     Repayment on notes receivable                                            91                   26
     Capital expenditures                                                      -                  (12)
     Proceeds from sale of property and equipment                            121                   84
                                                                  --------------        -------------
Net cash provided (used) by investing activities                             198                   81

Cash flows from financing activities:
     Repayment on notes payable                                              (73)                (128)
     Borrowings under note payable agreements                                  -                    -
                                                                  --------------        -------------
Net cash provided (used) by financing activities                             (73)                (128)
                                                                  ---------------       --------------

Net increase (decrease) in cash                                             (289)                 369

Cash and cash equivalents, beginning of period                               341                  216
                                                                  --------------        -------------

Cash and cash equivalents, end of period                          $           52        $         585
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2005. Certain prior period amounts have been reclassified for comparative purposes.

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

Note B - Texas Convenience Store Operations

On November 18, 2002, the Company sold its inventory in its three remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Under the lease agreements, the Company executed fuel contracts with these outside operators, thereby maintaining the fuel volumes. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. In April 2004, the Company reacquired control of 2 of the stores due to the inability of the lessee's to make required payments and the lessee's inability to maintain the stores and equipment in proper working order. After unsuccessful attempts to re-lease the stores, management reopened the stores as company-owned stores during late April 2004. In addition, in July 2004, the Company reacquired control of the remaining store due to the lessee's inability to make required payments and reopened the store as a company-owned store. Accordingly, the Company has reestablished its Texas Convenience Store Segment and the prior period results of operations of these stores previously reported as discontinued operations have been reclassified and included in income from continuing operations for all periods presented. As a result of these transactions, the three and nine month periods ended June 30, 2004 only include operations from April 2004 to June 30, 2004.

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

The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the three and nine month periods ended June 30, 2004 is as follows (in thousands):

                                        Quarter Ended        Nine Months Ended
                                        June 30, 2005          June 30, 2004
                                        -------------          -------------

Revenues                                $  4,687                  $ 12,783
                                        ========                  ========
Gross Profit                            $    176                  $    551
                                        ========                  ========
Income (loss) from operations           $    (89)                 $   (283)
                                        ========                  ========

Note D - Long-Term Debt

As of June 30, 2005, the Company had an aggregate of approximately $2,722,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At June 30, 2005, the Company had accrued and unpaid interest of approximately $176,000.

Of the remaining principal outstanding aggregating an approximate $122,000, approximately $67,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $55,000 is due under 3 note agreements with various terms to unrelated third parties. At June 30, 2005, two notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

Note E - Costs and Estimated Earnings on Uncompleted Contracts

At June 30, 2005 and September 30, 2004, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                         June 30,        Sept. 30,
                                                                                           2005            2004
                                                                                           ----            ----
Costs incurred to date on uncompleted contracts                                           $ 266             $ 189
Estimated earnings                                                                           78                83
                                                                                          -----             -----
                                                                                            344               272
Billings to date                                                                           (229)              (94)
                                                                                          -----             -----
    Total                                                                                 $ 115             $ 178
                                                                                          =====             =====

Included in the accompanying condensed consolidated balance sheets under the following captions:
  Costs and estimated earnings in excess of billings
  on uncompleted contracts                                                                $ 115             $ 178
  Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                                   --                --
                                                                                          -----             -----

                                                                                          $ 115             $ 178
                                                                                          =====             =====

There were no material revisions in contract estimates during the three and nine months ended June 30, 2005.

Note F - Seasonal Nature of Business

The motor fuel products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, and recreational activities increase.

Note G - Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2005 were computed using 10,471,831 weighted average common shares outstanding. Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2004 were computed using 9,846,831 weighted average common shares outstanding. Stock options and warrants were not included in the computation of diluted earnings (loss) per common share for the three and nine months ended June 30, 2005 and 2004 as they would have resulted in an antidilutive effect on loss from continuing operations.

At June 30, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,159,403 shares are reserved for Warrants.

Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2005, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes, interest and penalties aggregating approximately $613,000 at June 30, 2005.

On August 15, 2005, the Company was notified that American Cast Iron Pipe Company, et al (ACIPC) filed a lawsuit against the Company and several other Defendants, including Chevron USA, Inc., ChevronTexaco Products Company, a division of Chevron USA, Inc., ChevronTexaco Global Lubricants, Chevron Global Downstream LLC, and ChevronTexaco Global Downstream, LLC. The petition alleges that the Company, as distributor for Chevron, et al, sold grease products to ACIPC for use as lubrication on the hydrants which it manufactures, and that the grease damaged the hydrants. The petition alleges negligence, negligent misrepresentation, strict liability in tort, and breach of warranty. The lawsuit demands, among other relief, unspecified damages, attorney's fees and costs of litigation. The Company intends to defend itself in these matters, including but not limited to seeking indemnification as a innocent retailer from the other Defendants. The Company will also forward the lawsuit to the Company's liability carrier and expect to have any potential liability covered by insurance.

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


Note I - Management's Plans

The Company has experienced operating losses for each of the last 3 years aggregating $1,334,000. For the nine months ended June 30, 2005, the Company has reported an operating loss of $864,000. The Company also recorded operating losses from its Petroleum Marketing segment, now discontinued, aggregating $2.58 million during the three years in the period ended September 30, 2004. At June 30, 2005, the Company has a working capital deficit of $836,000 and a stockholders' deficit of $1,714,000.

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

Information concerning the Company's business activities is summarized as follows (in thousands):


                                      Texas      Environmental           Other
                                    Convenience   remediation          reconciling      Consolidated
         Quarter ended                stores       services              items (1)           total
June 30, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                  $ 231         $  --               $  --               $ 231
      Other                               222           180                  --                 402
  Intersegment revenues                    --            --                  --                  --
                                        -----         -----               -----               -----
        Total revenues                  $ 453           180                   $               $ 633
                                        =====         =====               =====               =====
  Depreciation and
   amortization
  Operating income (loss)               $  16         $   4               $  18               $  38
                                        $(235)        $ (15)              $ (75)              $(325)


June 30, 2004-
  Revenues from external
   Customers:
      Motor fuel sales                  $ 180         $  --               $  --               $ 180
      Other                                72           286                  --                 358
  Intersegment revenues                    --            --                  --                  --
                                        -----         -----               -----               -----
        Total revenues                  $ 252         $ 286                  --               $ 538
                                        =====         =====               =====               =====


  Depreciation and
   amortization                         $  --         $   4                  --               $  50
  Operating income (loss)               $  15         $  51               $  31               $ (67)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                               Quarter Ended June 30,
                                                                            2005                 2004
                                                                            ----                 -----
Total operating loss for reportable segments                      $         (250)       $         (30)
Rental income, net                                                            33                   35
Other income, net                                                             (6)                   3
Interest expense, net                                                        (68)                 (47)
Unallocated corporate overhead expenses                                      (75)                 (37)
                                                                  ---------------       --------------
  Total consolidated income (loss) from
   continuing operations before income taxes                      $         (366)       $         (76)
                                                                  ===============       ==============

                                       Texas      Environmental           Other
                                    Convenience   remediation          reconciling        Consolidated
         Nine months ended            stores       services              items (1)           total
June 30, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                  $ 1,019       $    --             $    --             $ 1,019
      Other                                 822           806                  --               1,628
  Intersegment revenues                      --            --                  --                  --
                                        -------       -------             -------             -------
        Total revenues                  $ 1,841       $   626             $    --             $ 2,647
                                        =======       =======             =======             =======
  Depreciation and
   amortization                         $    48       $    14             $    53             $    77
  Operating income (loss)               $  (480)      $   (70)            $  (173)            $  (723)



June 30, 2004-
  Revenues from external
   Customers:
      Motor fuel sales                  $   180       $    --             $    29             $   209
      Other                                  72           703                  30                 805
  Intersegment revenues                      --            --                  --                  --
                                        -------       -------             -------             -------
        Total revenues                  $   252       $   703             $    59             $ 1,014
                                        =======       =======             =======             =======
  Depreciation and
   amortization                         $    --       $    12             $    61             $    88
  Operating income (loss)               $    15       $   (67)            $   (89)            $  (237)


(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                                       Nine Months Ended June 30,
                                                                       --------------------------
                                                                            2005                 2004
                                                                            ----                 ----
Total operating income (loss) for reportable segments             $         (550)       $        (148)
Rental income, net                                                            87                  102
Other income (expense), net                                                   (9)                  11
Interest expense, net                                                       (219)                 (98)
Unallocated corporate overhead expenses                                     (173)                 (89)
                                                                  ---------------       --------------
  Total consolidated income (loss) from
   continuing operations before income taxes                      $         (864)       $        (222)
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

Results of Operations

Three Months Ended June 30, 2005 and 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the operating results of Evans Systems, Inc. ("Company") business segments for the three months ended June 30, 2005 and 2004. This is the third quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.


                                                                    Three Months          Three Months
                                                                            Ended               Ended
                                                                   June 30, 2005        June 30, 2004
                                                                  (In thousands)        (In thousands)
TEXAS CONVENIENCE STORES
Revenue                                                              $   453             $   252
Gross profit                                                             (67)                 16
Operating expenses                                                       168                  97
                                                                     -------             -------
Operating income (loss)                                                 (235)                (81)

EDCO ENVIRONMENTAL
Revenue                                                              $   180             $   286
Gross profit                                                              72                 206
Operating expenses                                                        87                 155
                                                                     -------             -------
Operating income (loss)                                                  (15)                 51

UNALLOCATED OPERATIONS
Revenue                                                              $    --             $    --
Gross profit                                                              --                  --
Operating expenses                                                        75                  37
                                                                     -------             -------
Operating income (loss)                                                  (75)                (37)

TOTAL CONTINUING OPERATIONS
Revenue                                                              $   633             $   538
Gross profit                                                               5                 222
Operating expenses                                                       330                 289
                                                                     -------             -------
Operating income (loss)                                                 (325)                (67)

DISCONTINUED TEXAS PETROLEUM MARKETING
Revenue                                                              $    --             $ 4,687
Gross profit                                                              --                 176
Operating expenses                                                        --                 265
                                                                     -------             -------
Operating loss                                                            --                 (89)

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

Consolidated revenues increased $95,000 to $633,000 in the quarter ended June 30, 2005, as compared with revenues of $538,000 in the quarter ended June 30, 2004. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations for the quarter ended June 30, 2004 include operations of only 2 stores as the Company subsequently reacquired control of those stores in April 2004 (2 stores) and July 2004 (1 store). Revenues from the Environmental segment decreased $106,000, primarily due to decreased site closure reimbursement work as the TCEQ funding deadline approaches.

Consolidated gross profit decreased $217,000 in the quarter ended June 30, 2005, as compared with the quarter ended June 30, 2004. Gross profit expressed as a percentage of sales, "Gross Margin", decreased to approximately 1% of sales in the quarter ended June 30, 2005 as compared to 41% of sales in the quarter ended June 30, 2004. The decrease in gross margin in 2005 is mainly attributable to the lower profit margins of the Texas Convenience Store segment, which experienced increased fuel, merchandise and operating costs.

Operating expenses increased $41,000 in the quarter ended June 30, 2005, as compared with the quarter ended June 30, 2004. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment.

The Company had an operating loss of $325,000 in the quarter ended June 30, 2005, as compared to an operating loss of $67,000 in the quarter ended June 30, 2004.

Net loss increased to $366,000 in the quarter ended June 30, 2005, as compared with a loss of $165,000 in the quarter ended June 30, 2004. Net loss for the quarter ended June 30, 2005 includes interest expense of $68,000, rental income of $33,000 and other expenses of $6,000. Net loss for the quarter ended June 30, 2004 includes a loss on discontinued operations of $89,000, interest expense of $47,000, rental income of $35,000 and other income of $3,000.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the quarter ended June 30, 2005, the Company operated 3 convenience stores. During the quarter ended June 30, 2004, the Company had reacquired 2 stores and had recommenced operations of those stores during the quarter.

Total revenues in the quarter ended June 30, 2005 increased $201,000 to $453,000, as compared with $252,000 in the quarter ended June 30, 2004.

Gross profit in the quarter ended June 30, 2005 decreased by $83,000 to $(67,000), as compared with $16,000 in the quarter ended June 30, 2004. The segment was negatively impacted by rising fuel and merchandise costs and a decline in sales from the previous quarter. Operating expenses increased $71,000 to $168,000 as compared with $97,000 in the quarter ended June 30, 2004.

The segment reported an operating loss of $235,000 in the quarter ended June 30, 2005, as compared with an operating loss of $81,000 in the quarter ended June 30, 2004.


Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the quarter ended June 30, 2005 decreased $106,000 to $180,000, as compared with $286,000 in the quarter ended June 30, 2004. Revenues from the Environmental segment decreased primarily due to decreased site closure reimbursement work as the TCEQ funding deadline approaches.

Gross profit in the quarter ended June 30, 2005 decreased by $134,000 to $72,000, as compared with $206,000 in the quarter ended June 30, 2004. The environmental segment has continued to experience decreased profit margins under its TCEQ reimbursement contracts. Operating expenses decreased $68,000 to $87,000 as compared with $155,000 in the quarter ended June 30, 2004.

The Environmental segment reported an operating loss of $15,000 in the quarter ended June 30, 2005, as compared with an operating income of $51,000 in the quarter ended June 30, 2004.

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

Unallocated General and Administrative Expenses

General and Administrative expenses increased to $75,000 in the quarter ended June 30, 2005. These costs consist primarily of corporate overhead and other unallocated expenses.

Nine Months Ended June 30, 2005 and 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document. The following table reflects the operating results of the Company business segments for the nine months ended June 30, 2005 and 2004. The Company's fiscal year begins October 1 and ends September 30.

                                                                          Nine Months Ended
                                                                   June 30, 2005        June 30, 2004
                                                                  (In thousands)        (In thousands)
TEXAS CONVENIENCE STORES
Revenue                                                                 $  1,841           $    252
Gross profit                                                                 121                 16
Operating expenses                                                           601                 97
                                                                        --------           --------
Operating income (loss)                                                     (480)               (81)

EDCO ENVIRONMENTAL
Revenue                                                                 $    806           $    703
Gross profit                                                                 208                419
Operating expenses                                                           278                486
                                                                        --------           --------
Operating income (loss)                                                      (70)               (67)

UNALLOCATED OPERATIONS
Revenue                                                                 $     --           $     59
Gross profit                                                                  --                  8
Operating expenses                                                           173                 97
                                                                        --------           --------
Operating income (loss)                                                     (173)               (89)

TOTAL CONTINUING OPERATIONS
Revenue                                                                 $  2,647           $  1,014
Gross profit                                                                 329                443
Operating expenses                                                         1,052                680
                                                                        --------           --------
Operating income (loss)                                                     (723)              (237)

DISCONTINUED TEXAS PETROLEUM MARKETING
Revenue                                                                 $     --           $ 12,783
Gross profit                                                                  --                551
Operating expenses                                                            --                834
                                                                        --------           --------
Operating loss                                                                --               (283)

Consolidated revenues increased $1,633,000 to $2,647,000 in the nine months ended June 30, 2005, as compared with $1,014,000 in the nine months ended June 30, 2004. The increase is primarily attributable to the presentation of operations of the Texas Convenience Store segment due to the reestablishment of that Segment in April 2004. The Texas Convenience Store segment results of operations include operations for the nine months ended March 31, 2005 and only for the quarter ended June 30, 2004 as the stores were leased to outside operators during the six months ended March 31, 2004 as the segment was discontinued from November 18, 2002 to April 2004. The Company subsequently reacquired control of those stores in April 2004 (2 stores) and July 2004 (1 store). Revenues from the Environmental segment increased $103,000, primarily due to increase site closure reimbursement work during the first and second quarters as the TCEQ funding deadline approaches.


Consolidated gross profit decreased $114,000 to $329,000 in the nine months ended June 30, 2005, as compared with $443,000 in the nine months ended June 30, 2004. Gross Margin declined to approximately 12% of sales in the nine months ended June 30, 2005, as compared with approximately 44% of sales in the nine months ended June 30, 2004. The decrease in gross margin in 2005 is mainly attributable to the higher profit margin of the Environmental segment negatively impacted by the lower profit margins of the Texas Convenience Store segment, which had increased operations in 2005 over 2004.

Operating expenses increased $372,000 to $1,052,000 in the nine months ended June 30, 2005, as compared with $680,000 in the nine months ended June 30, 2004. The increase in operating expenses was mainly attributable to the increased operations of the convenience store segment.

The Company incurred an operating loss of $723,000 in the nine months ended June 30, 2005, as compared to operating loss of $237,000 in the nine months ended June 30, 2004.

Net loss increased to a net loss of $864,000 in the nine months ended June 30, 2005, as compared with a net loss of $222,000 in the nine months ended June 30, 2004. Net loss in the current nine months includes other expenses of $9,000, rental income of $87,000, and interest expense of $219,000. Net loss in the nine months ended June 30, 2004 includes other income of $11,000, rental income of $102,000, interest expense of $98,000, and a loss from discontinued operations of the Texas Petroleum Marketing Segment of $283,000.

Texas Convenience Store Segment

The Company's stores are located in smaller communities throughout the gulf coast region of Texas and feature self-service motor fuels and a variety of food and non-food merchandise. During the nine months ended June 30, 2005, the Company operated 3 convenience stores. During the nine months ended June 30, 2004, the Company only operated 2 stores during the period from April 2004 to June 2004. There were no convenience store operations during the first six months of 2004 as the stores were leased to outside operators. Accordingly, there is no comparative analysis of the results of operations of this segment between the nine months ended June 30, 2005 and 2004.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

Total revenues in the nine months ended June 30, 2005 increased $103,000 to $806,000, as compared with $703,000 in the nine months ended June 30, 2004. Revenues from the Environmental segment increased primarily due to increase site closure reimbursement work during the first and second quarter as the TCEQ funding deadline approaches.

Gross profit in the nine months ended June 30, 2005 decreased by $211,000 to $208,000, as compared with $419,000 in the nine months ended June 30, 2004. The environmental segment has continued to experience decreased profit margins under its TCEQ reimbursement contracts. Operating expenses decreased $208,000 to $278,000 as compared with $486,000 in the nine months ended June 30, 2004.

The Environmental segment reported an operating loss of $70,000 in the nine months ended June 30, 2005, as compared with an operating loss of $67,000 in the nine months ended June 30, 2004.

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

Unallocated General and Administrative Expenses

General and Administrative expenses increased to $173,000 in the nine months ended June 30, 2005. These costs consist primarily of corporate overhead and other unallocated expenses.

Capital Resources and Liquidity

Cash and cash equivalents were $52,000 and $585,000 at June 30, 2005 and 2004 respectively. The Company had a net working capital deficit of $836,000 at June 30, 2005, as compared with a deficit of $144,000 at September 30, 2004.

Cash used by operating activities was $414,000 for the nine months ended June 30, 2005. During that period, cash provided by investing activities was $198,000, which was comprised of repayments of notes receivable of $91,000 and proceeds from the sale of assets of $121,000 offset by new note issuances of $14,000. Cash used by financing activities was $73,000, which was comprised entirely of repayments of notes payable.

Cash provided by operating activities was $416,000 for the nine months ended June 30, 2004. During that period, cash provided by investing activities was $81,000, which was comprised of repayments of notes receivable of $26,000 and proceeds from the sale of assets of $84,000 offset by new note issuances of $17,000 and capital expenditures of $12,000. Cash used by financing activities was $128,000, which was comprised entirely of repayments of notes payable.

As of June 30, 2005, the Company had an aggregate of approximately $2,722,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At June 30, 2005, the Company had accrued and unpaid interest of approximately $176,000.

Of the remaining principal outstanding aggregating an approximate $122,000, approximately $67,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $55,000 is due under 3 note agreements with various terms to unrelated third parties. At June 30, 2005, two notes were due within one year and the Company was in default under the third note agreement, and accordingly, has reflected that note as currently due on the accompanying condensed consolidated balance sheet.

At June 30, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to an aggregate 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 390,350 shares are reserved for vested stock options to employees of the Company and 4,159,403 shares are reserved for Warrants.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of June 30, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes. The Company has accrued all prior years ad valorem taxes at June 30, 2005.

On August 15, 2005, the Company was notified that American Cast Iron Pipe Company, et al (ACIPC) filed a lawsuit against the Company and several other Defendants, including Chevron USA, Inc., ChevronTexaco Products Company, a division of Chevron USA, Inc., ChevronTexaco Global Lubricants, Chevron Global Downstream LLC, and ChevronTexaco Global Downstream, LLC. The petition alleges that the Company, as distributor for Chevron, et al, sold grease products to ACIPC for use as lubrication on the hydrants which it manufactures, and that the grease damaged the hydrants. The petition alleges negligence, negligent misrepresentation, strict liability in tort, and breach of warranty. The lawsuit demands, among other relief, unspecified damages, attorney's fees and costs of litigation. The Company intends to defend itself in these matters, including but not limited to seeking indemnification as a innocent retailer from the other Defendants. The Company will also forward the lawsuit to the Company's liability carrier and expect to have any potential liability covered by insurance.


Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

At June 30, 2005, the Company was in default under a note payable agreement, of which approximately $11,500 was outstanding at June 30, 2005, as the Company defaulted under the loan repayment provisions of the agreement. The Company is currently paying one-quarter of the required monthly payment.

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

         None
                                       22

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 22, 2005

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey.
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer