Form 10-K
period 2005-09-30
EVANS SYSTEMS INC
filed 2006-01-13
CIK 904901

As Filed with the Securities Exchange Commission on January 13, 2006

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (979) 245-2424
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
         Common Stock,                          NASDAQ-OTCBB Exchange
     par value $.01 per share

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Approximate aggregate market value of common stock held by
 non-affiliates of the registrant as of September 30, 2005            $  294,000
Number of shares of common stock outstanding as of December 31, 2005  10,430,196



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

Recent Events
-------------
In December 2005, the Company sold its inventory in its remaining operating convenience stores with the intent the stores and store equipment will be leased to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The Company is currently searching for a lessee to lease and operate the convenience stores owned by the Company.

In December 2005, Mr. Thomas Cain and Mr. Randall Dean Lewis resigned from the Board of Directors of the Company.

On January 4, 2006, StarCo. Environmental Services, a subsidiary of the Company, completed the purchase of all the assets of PSG Technical Services, Inc., a drilling company, for $185,000. The purchase was financed by the seller under a note agreement that calls for interest only payments from February 15, 2006 to April 15, 2006 at 8% and then principal and interest payments of $2,623 per month for 84 months with all unpaid principal and interest due on May 15, 2013. The Company believes the addition of a drilling company will enhance StarCo.'s overall business by providing a new revenue source.

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

Operating results for each of the Company's segments follow (in thousands).

                                                      September 30,
                                         ---------------------------------------
                                            2005          2004          2003
                                         ---------------------------------------
Continuing Operations:
Environmental Operations
Revenues                                 $  1,019       $    973       $  1,241
Operating income (loss)                       (26)            27            217

Discontinued Operations*
Texas Convenience Stores
Revenues                                 $  2,376       $    947       $    341
Operating income (loss)                      (668)          (283)          (329)

Texas Petroleum Marketing**
Revenues                                 $      -       $ 12,936       $ 17,536
Operating income (loss)                         -           (516)          (472)

* Texas Convenience Stores operations ceased subsequent to September 30, 2005 **Texas Petroleum Marketing operations ceased July 1, 2004

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

On September 30, 2005, upon its scheduled termination date, funding for the TCEQ's reimbursement program was extended by the Texas Legislature for an additional 2 years. Management is currently monitoring the Texas legislature to determine if this deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

Star Co. reported revenues of $1,019, $973,000, and $1,241,000 in 2005, 2004 and
2003, which were almost entirely from contracts under the TCEQ reimbursement programs.

Discontinued Operations
-----------------------

In December 2005, the Company sold its inventory in its remaining operating convenience stores with the intent the stores and store equipment will be leased to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The Company is currently searching for a lessee to lease and operate the convenience stores owned by the Company.

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

Employee Relations
------------------

At September 30, 2005, the Company employed 13 people, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

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

Item 2.   Properties

The Company owns 16 commercial parcels of real estate in Texas. The properties are comprised of convenience stores, service stations, plants and unimproved sites suitable for retail development. It also leases another 3 retail locations under operating lease agreements with varying terms and lives.

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

Item 3.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $629,000 at September 30, 2005. The Company has accrued all prior year ad valorem taxes at September 30, 2005. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Stock Information

Traded On the NASDAQ Over The Counter Bulletin Board (OTCBB) Quotation System -- The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI.OB". At September 30, 2005, there were approximately 112 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $294,000 on September 30, 2005.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates                                                     High            Low
-----                                                     ----            ---
October 1, 2003 through December 31, 2003                 .13             .05
January 1, 2004 through March 31, 2004                    .19             .07
April 1, 2004 through June 30, 2004                       .14             .06
July 1, 2004 through September 30, 2004                   .09             .04
October 1, 2004 through December 31, 2004                 .08             .03
January 1, 2005 through March 31, 2005                    .09             .06
April 1, 2005 through June 30, 2005                       .06             .04
July 1, 2005 through September 30, 2005                   .08             .04

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

                                                                                     September 30,
                                                              ---------------------------------------------------------
Income Statement Data                                            2005        2004        2003        2002        2001
                                                              ---------------------------------------------------------
Revenues                                                      $  1,019    $    973    $  1,241    $  1,124    $    962
Gross profit                                                       324         408         626         582         576
Operating income (loss)                                            (26)         27         217          44          27
Income (loss) from continuing operations                          (200)        (96)      2,026         (25)       (617)
Net income (loss)                                                 (868)       (332)      1,225        (831)     (3,046)
Basic and diluted income (loss) from continuing
  operations per common share                                    (0.02)      (0.01)       0.20           -       (0.10)
Basic and diluted earnings (loss) per common share               (0.08)      (0.03)       0.12       (0.11)      (0.50)
Basic and diluted weighted average number common shares         10,472      10,157       9,846       7,588       6,134

Balance Sheet Data
Current assets                                                $    806    $  1,289    $  1,760    $  2,194    $  3,034
Current liabilities                                              1,616       1,433       2,391       2,519      12,002
Current ratio                                                      .50:1       .90:1       .87:1       .25:1       .34:1
Total assets                                                     2,498       3,235       4,504       5,771      11,474
Long-term debt                                                   2,600       2,652       2,706       5,070         609
Total stockholders' equity (deficit)                            (1,718)       (850)       (593)     (1,818)     (1,137)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

During the years ended September 30, 2005 and 2004, the Company has recorded net losses aggregating $1.2 million. In addition, the Company had recorded operating losses from its Texas Petroleum Marketing segment, discontinued in fiscal 2004, aggregating $2.58 million during the three years in the period ended September 30, 2004. Further, the Texas convenience Store segment, now discontinued, had recorded losses aggregating $1.28 million during the three years ended September 30, 2005. At September 30, 2005, the Company has a working capital deficit of $810,000 and a stockholders' deficit of $1,718,000.

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

    Environmental segment revenue from fixed-price contracts is recognized using the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost at completion for each contract. Profit recognition is deferred on each contract until progress reaches a level of completion sufficient to establish the probable outcome. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability that result in revisions to costs are recognized in the period in which the changes are determined. Because of the inherent uncertainties in estimating, it is at least reasonably possible that such changes will occur within the near term. There were no material changes to any estimates during the years ended September 30, 2005 and 2004.

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

Results of Operations
---------------------

2005 compared to 2004
---------------------
Consolidated revenues from continuing operations, now consisting of only the environmental segment, increased $46,000, or approximately 5%, to $1,019,000 in the year ended September 30, 2005. Consolidated gross profit from continuing operations decreased $84,000, or approximately 21%, to $324,000 in the year ended September 30, 2005. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 32% of sales in 2005 from approximately 42% of sales in 2004. The decrease in gross margin in 2005 is mainly attributable to increased construction costs incurred in 2005.

Consolidated operating expenses decreased $31,000, or approximately 8%, in 2005 to $350,000. The decrease in operating expenses was mainly attributable to a reduction in general, administrative and other operating expenses cost cuts that resulted in savings of $21,000 as well as reduced employment costs compared to 2004. Consolidated operating losses increased $53,000 to $26,000 in 2005 as compared with an operating income of $27,000 in 2004. The increased loss was a direct result of increased construction costs incurred in 2005.

Consolidated loss from continuing operations increased to $200,000 in 2005 as compared to a consolidated loss from continuing operations of $96,000 in 2004. Loss from continuing operations in 2005 includes $284,000 in interest charges, primarily due to CSS, and $8,000 in other expenses offset by rent income of $118,000. Loss from continuing operations in 2004 includes $200,000 in interest expense and $46,000 in other expenses offset by rent income of $123,000.

Consolidated net loss increased $536,000 to a net loss of $868,000 in 2005 as compared to a net loss of $332,000 in 2004. Consolidated net loss in 2005 includes a $668,000 loss from discontinued operations of the Texas Convenience Store segment. Consolidated net loss in 2004 includes a $283,000 loss from discontinued operations of the Texas Convenience Store segment, a $516,000 loss from discontinued operations of the Texas Petroleum Marketing segment offset by a gain on the disposal of the Texas Petroleum Marketing segment assets of $563,000.

Environmental Segment

The consolidated continuing operating income (loss) discussed above only include the operations of the environmental segment as it is the only remaining segment of the Company in operations.

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

2004 compared to 2003
---------------------
Consolidated revenues from continuing operations, now consisting of only the environmental segment, decreased $268,000, or approximately 22%, to $973,000 in the year ended September 30, 2004. The decrease was primarily due to a large contract completed in 2003 that increased 2003 revenues above normal levels. Consolidated gross profit from continuing operations decreased $218,000, or approximately 34%, to $408,000 in the year ended September 30, 2004. Gross profit expressed as a percentage of revenues ("Gross Margin") decreased to approximately 42% of sales in 2004 from approximately 50% of sales in 2003. The decrease in gross margin in 2004 is mainly attributable to increased construction costs incurred in 2004, the impact of the larger contract in 2003 (discussed above) and continued decreasing margins over the past several years.

Consolidated operating expenses decreased $28,000, or approximately 7%, in 2004 to $381,000. The decrease in operating expenses was mainly attributable to a reduction in general, administrative and other operating expenses cost cuts that resulted in savings of $35,000. Consolidated operating income decreased $190,000 to $27,000 in 2004 as compared with an operating income of $217,000 in 2003. The decreased in operating income was a direct result of increased construction costs incurred in 2004, the impact of the 2003 job and overall decreased margins.

Consolidated loss from continuing operations increased to $96,000 in 2004 as compared to a consolidated income from continuing operations of $2,026,000 in 2003. Loss from continuing operations in 2004 includes $200,000 in interest expense and $46,000 in other expenses offset by rent income of $123,000. Income from continuing operations is 2003 includes a non-cash gain on the sale of non-operating assets (primarily the fuel terminal) of $1,653,000, rental income of $216,000, other income of $74,000 offset by interest charges of $134,000.

Consolidated net loss increased $1,557,000 to a net loss of $332,000 in 2004 as compared to a net income of $1,225,000 in 2003. Consolidated net loss in 2004 includes a $283,000 loss from discontinued operations of the Texas Convenience Store segment, a $516,000 loss from discontinued operations of the Texas Petroleum Marketing segment offset by a gain on the disposal of the Texas Petroleum Marketing segment assets of $563,000. Consolidated net income in 2003 includes a $329,000 loss from discontinued operations of the Texas Convenience Store segment and a $472,000 loss from discontinued operations of the Texas Petroleum Marketing segment. Excluding the non-cash gain on the sale of the terminal facility to CSS in exchange for debt reductions, 2003 would reflect a net loss of $428,000.

Environmental Segment

The consolidated continuing operating income (loss) discussed above only include the operations of the environmental segment as it is the only remaining segment of the Company in operations.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $186,000 and $341,000 at September 30, 2005 and 2004, respectively. The Company had a net working capital deficit of $810,000 at September 30, 2005, as compared with a deficit of $144,000 at September 30, 2004.

Cash used by operating activities was $261,000 for the year ended September 30, 2005. During that period, cash provided from investing activities was $201,000, which was comprised of capital expenditures of $3,000 and note receivable issuances of $14,000 offset by proceeds from the sales of assets of $126,000 and repayments of notes receivable of $92,000. Cash used by financing activities was $95,000, which was comprised entirely of reductions of long-term debt.

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

As of September 30, 2005, the Company had an aggregate of approximately $2,700,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing December 1, 2003, with the principal balance and accrued but unpaid interest due by December 24, 2007. Accrued and unpaid interest on this note was approximately $240,000 at September 30, 2005.

Of the remaining principal outstanding aggregating an approximate $100,000, approximately $52,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points. The remaining outstanding principal balance is due under various terms to various third parties.

At September 30, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,144,167 shares are reserved for warrants.

The Company intends to finance its working capital requirements through a combination of funds from operations and rental income on convenience stores.

Contractual obligations as of September 30, 2005

                                                            Payments due by period (in thousands)
                                                       ------------------------------------------------
                                                       Less than                              More than
                                           Total        1 year       1-3 years    3-5 years    5 years
                                           -----        ------       ---------    ---------    -------
Long-term debt obligations
--------------------------
  CSS note payable                         $2,600       $    -       $    -       $2,600       $    -
  Travelers note payable                       52           52            -            -            -
  McLane note payable                          10           10            -            -            -
  Other notes payable                          38           38            -            -            -
                                           ------       ------       ------       ------       ------
    Total long-term debt obligations       $2,700       $  143       $    -       $2,600       $    -

Operating lease obligations
---------------------------
  Convenience store leases                 $   47       $   29       $   18       $    -       $    -
                                           ------       ------       ------       ------       ------
    Total contractual obligations          $2,747       $  172       $   18       $2,600       $    -
                                           ======       ======       ======       ======       ======

Recent Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. FSP FAS 13-1is not expected to have a material impact on the Company's consolidated results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change, and that indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and error corrections made in fiscal years beginning after the date the statement was issued. The Company is required to adopt the provisions of SFAS 154 beginning in fiscal year 2007.

In December 2004, the FASB issued SFAS No. 123R, "Share-based Payments." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. Under SFAS No. 123R, the Company will be required to select a valuation technique, or option-pricing model that meets the criteria as stated in the standard. Allowable valuation models include a binomial model and the Black-Scholes model. The Company will adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. The Company is in the process of assessing the impact on the Company's results of operations from the adoption of FAS 123R for its effect on prospective option grants. The adoption of SFAS No. 123R will require the Company to value unvested stock options granted prior to its adoption of SFAS 123 under the fair value method and expense these amounts in the income statement over the stock option's remaining vesting period. In addition, SFAS No. 123R will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company's future reported cash flows from operating activities.

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

The Company's environmental subsidiary StarCo Enviroservices has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ, with a smaller percentage funded by private companies and insurance. The TCEQ reimbursement funding program, originally set to expire September 30, 2005, was extended during the 2005 Texas Legislative session. Under current Texas law and the requirements of the TCEQ, on September 30, 2007, funding for the TCEQ's reimbursement programs will terminate. All environmental work on TCEQ approved reimbursement locations must be completed on or before September 30, 2007 in order to be considered for reimbursement. All reimbursement applications must be submitted prior to September 30, 2008 for reimbursement. The termination of the TCEQ reimbursement program will have an adverse impact on StarCo's ability to operate. Management is currently monitoring the Texas legislature to determine if the deadline will be extended and additional funds appropriated to the TCEQ for the reimbursement programs. There can be no assurance that the deadlines will be extended or that additional funds will be appropriated to the TCEQ.

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


                                    PART III


Items 10.     Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company's current directors and officers.

NAME                POSITION                            AGE
---------           --------                            ---
Blair R. Couey      Acting Chairman and President        53
Randy Clapp         Director                             51

In December 2005, Mr. Thomas Cain, former Chairman of the Board, and Mr. Randall Dean Lewis, Director, resigned from the board of directors. The Company currently has 6 director positions unoccupied, including the Secretary and Treasurer positions to the board of directors. The Company is currently attempting to fill the vacancies. The principal occupation of each director and executive officer for at least the last five years is set forth below:

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

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2005 ("Fiscal 2004"), the Company's Board of Directors formally met on 2 occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2005. The Board of Directors has no committees.

Compensation of Directors

Effective June 24, 2002, director compensation was restructured to be performance based. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11.  Executive Compensation

The following sets forth, for the fiscal years ended September 30, 2005, 2004,and 2003, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2004 who received compensation of at least $100,000 during Fiscal 2005 (collectively, the "Named Officers").

No officers of the Company are currently under an employment agreement. Mr. Blair Couey, President, Chief Executive Officer and Acting Chief Financial Officer, receives his compensation through the management agreement by and between the Company and Mauritz & Couey dated June 24, 2002.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2005 to the Named Officers.

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

                                                                       Amount of     Nature of       Percent of
                         Name and address                              Ownership    Ownership (2)      Class
-------------------------------------------------------------------- ------------- --------------- --------------
Mauritz & Couey, P.O. Box 550, El Campo, TX 77437                      3,085,000         4             29.5%
Blair R. Couey, P.O. Box 550, El Campo, TX 77437                       3,085,000         5             29.5%
Randy Clapp, P.O. Box 550, El Campo, TX 77437                          3,085,000         6             29.5%
Cede & Co., Box 20, Bowling Green Station, New York, NY 10004          4,876,623                       46.6%
JP Morgan Chase Bank, P.O. Box 2258, Houston, TX 77252                 1,104,015                       10.5%
Thomas E. Cain, P.O. Box 550, El Campo, TX 77437                       4,000,000         7             38.2%
Cain, Smith & Strong, L.P.,                                            1,600,000         8             15.3%
All executive officers and directors as a group                        3,085,000                       29.5%


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

Item 13. Certain Relationships and Related Transactions

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the "Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. At September 30, 2005 and 2004, the Company owed MC approximately $46,203 and $14,043, respectively, for expenses incurred under this agreement, which is included in accounts payables.

During fiscal 2002, the Company entered into an agreement with MC to purchase fuel products under MC's fuel supply contracts at $0.005 above rack price. At September 30, 2005 and 2004, the Company owed MC $278,173 and $57,062, respectively, which is included in accounts payables. In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company's customers. The Company and MC charged one another freight only at common carrier rates. At September 30, 2005 and 2004, MC owed the Company approximately $21,284 and $65,573, respectively, for freight on fuel the Company hauled for MC, which is included in accounts receivable.

During fiscal 2005, the company environmental segment, StarCo, performed various environmental remediation services for MC. At September 30, 2005, MC owed StarCo. $48,488 for service rendered, which is included in accounts receivable.

At September 30, 2005, the Company owed Cain, Strong & Smith, L.P. ("CSS") $2,600,000 under a note agreement (Note 8). As discussed in detail in Note 5, during fiscal 2003, the Company conveyed its fuel terminal facility assets to CSS for concessions by CSS, including the reduction of the note payable by $1,900,000. The Company's Chairman of the Board, Mr. Thomas E. Cain, is married to Mrs. Nancy Cain, a partner of CSS.

At September 30, 2005, the Company was owed $26,977 from CSS under note receivable agreements for services provided to CSS.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2005 and 2004.

Item 14. Principle Accounting Fees and Services
                                                       2005              2004
                                                       ----              ----
                  Audit fees                         $42,000           $62,000
                  Audit-related fees                     -0-               -0-
                  Tax fees                             5,000             5,000
                  All other fees                         -0-               -0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company's independent accountants. The Board of Directors pre-approved all such professional services for the year ended September 30, 2005.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements on Page F-1.

     (3) Exhibits.
               See Index to Exhibits on sequential page 17.

II. Reports on Form 8-K - The Company filed no reports on Form 8-K under the Securities and Exchange Act of 1934 during the year ended September 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVANS SYSTEMS, INC.
January 12, 2006
                                        /s/ Blair R. Couey
                                        ----------------------------------------
                                        Blair R. Couey
                                        President, Chief Executive Officer and
                                        Acting Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


/s/ Blair R. Couey
-------------------------------------------------
Blair R. Couey,
President, Chief Executive Officer and Acting
Chief Financial Officer

/s/ Randy M. Clapp
-------------------------------------------------
Randy M. Clapp
Director

INDEX TO EXHIBITS

Exhibit                                                                         Sequential Page
Number                Description of Document                                            Number
-----------------------------------------------------------------------------------------------
3.1 .....Articles of Incorporation of the Company filed with the Texas
         Secretary of State on October 22, 1968(1). Filed with May 11,
         1993 filing of Form S-1 Registration #33-62684.
3.2 .....Certificate of Amendment to Articles of Incorporation of Evans
         Systems, Inc., filed with the Texas Secretary of State on
         September 21, 1992(1). Filed with May 11, 1993 filing of Form S-1
         Registration #33-62684.
3.3 .....Certificate Amendment of Articles of Incorporation of Evans
         Systems, Inc., filed with the Texas Secretary of State on April
         9, 1993. Filed with May 11, 1993 filing of Form S-1 Registration
         #33-62684.
3.4 .....By-Laws of the Company. Filed with May 11, 1993 filing of Form
         S-1 Registration #33-62684.
10.1 ....Phillips "66" Marketing Agreement dated October 21, 1986.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.2 ....Amoco Lubricants Distributor Agreement dated June 21, 1990 and
         Schedule dated January 2, 1992. Filed with May 11, 1993 filing of
         Form S-1 Registration #33-62684.
10.3 ....Diamond Shamrock Storage Lease dated July 12, 1985.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.4 ....Star Enterprise "Texaco" Marketing Agreement effective July 1, 1993.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.5 ....Shell Lubricants Reseller Agreement effective January 1, 1992.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.6 ....Texaco Lubricants agreement effective July 1, 1990.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.7 ....Conoco Jobber Franchise Agreement effective April 1, 1990.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.8 ....Mobil Marine Distributor Agreement effective June 3, 1992.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.9 ....Form of Series B Warrants to Purchase Common Stock of Registrant.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.10 ...Coastal Refinery & Marketing, Inc. Facilities Access Agreement,
         effective September 5, 1989. Filed with May 11, 1993 filing of
         Form S-1 Registration #33-62684.
10.11 ...FINA Lubricants Marketing Agreement dated February 1, 1989.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.12 ...Texaco Terminating Agreement dated April 30, 1986.
         Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.13 ...Citgo Petroleum Distributor Franchise Agreement effective August
         1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration
         #33-62684.
10.14 ...Incentive Stock Option Plan.   Filed with May 11, 1993 filing of
         Form S-1 Registration #33-62684.
10.15 ...Form of Incentive Stock Option Agreement.  Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.16 ...Summary Plan Description of E.S.O.P.   Filed with May 11, 1993
         filing of Form S-1 Registration #33-62684.
10.17 ...Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on
         Form 10-K for the year ended September 30, 1994.
10.18 ...Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended
         September 30, 1994.
10.19 ...Employment Agreement with Richard A. Goeggel, effective June 16,
         1998, incorporated by reference from Exhibit 10.19 to the
         Company's Annual Report on Form 10-K for the year ended September
         30, 1998.

10.20 ...Omitted.

10.21 ...Employment Agreement with J.L. Evans, Sr., effective April 6, 1998, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
10.22 ...Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way
         Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
10.23 ...Amendment No. 1 to Stock Purchase Agreement, dated December 39,
         1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998.
10.24 ...Loan Agreement between the Company and Texas Commerce Bank
         National Association, dated as of August 30, 1996, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.25 ...Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.26 ...Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.27 ...Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.28 ...Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.29 ...Asset Purchase Agreement dated December 3, 1999, by and between TSC Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc.,
         Evans Oil Co., EDCO, Inc., and Way Energy Systems, Inc. incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999.
10.30    Amendment to Loan Agreement dated June 30, 1999
10.31    Amendment to Loan Agreement dated August 31, 1999
10.32    Amendment to Loan Agreement dated November 30, 1999
10.33 Stipulated Judgment dated December 1, 2000 in the District Court of Matagorda, Texas, 130th Judicial District
10.34 Deed in Lieu of Foreclosure dated September 26, 2000 by and between ChemWay, Inc., Way Energy, Inc. and Evans Systems, Inc.
10.35 Earnest Money Contract (Convenience Stores) By and Between Evans Systems, Inc., Diamond Mini-Mart, Inc. and State Oil Company, LLC, incorporated by reference from Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002.
10.36 Amendment to Loan Agreement and Modification of Note, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 24, 2002
10.37 Notice of Entire Agreement, incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 24, 2002
10.38 Promissory Note, incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 24, 2002
10.39 Release of Claims, incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K dated June 24, 2002
10.40    Assignment of Notes and Liens, incorporated by reference from Exhibit
         10.5 to the Company's Current Report on Form 8-K dated June 24, 2002

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

                                                                *Filed herewith.

Evans Systems, Inc.
Index to Consolidated Financial Statements
September 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


                                                                        Page No.
                                                                        --------


Independent Auditor's Report                                              F-2

Consolidated Balance Sheets at September 30, 2005 and 2004                F-3

Consolidated Statements of Operations for the Years Ended
   September 30, 2005, 2004 and 2003                                      F-4

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2005, 2004 and 2003                                      F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
   Years Ended September 30, 2005, 2004 and 2003                          F-6

Notes to Consolidated Financial Statements                                F-7

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evans Systems, Inc. and its subsidiaries ("the Company") at September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STEPHENSON & TRLICEK, P.C.


Wharton, Texas
January 11, 2006

Evans Systems, Inc.
Consolidated Balance Sheets
September 30, 2005 and 2004
--------------------------------------------------------------------------------

(in thousands)                                                        2005            2004
                                                                      ----            ----
                                  Assets
Current assets:
 Cash and cash equivalents                                          $    186        $    341
 Trade receivables, net of allowance for doubtful receivables
  of $18,000 and $11,000, respectively                                   377             509
 Inventory                                                                60              83
 Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                  115             178
 Prepaid expenses and other current assets                                19              51
 Notes receivable, current portion                                        49             127
                                                                    --------        --------
   Total current assets                                                  806           1,289
 Property and equipment, net                                           1,692           1,946
                                                                    --------        --------
   Total assets                                                     $  2,498        $  3,235
                                                                    ========        ========

           Liabilities and Stockholders' Equity (Deficit)
Current liabilities
 Accounts payable and accrued expenses                              $    642        $    567
 Accrued excise, property and other taxes payable                        630             633
 Advances on line of credit                                                -               -
 Current portion of long-term debt                                       100             143
 Accrued interest                                                        244              90
 Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                    -               -
                                                                    --------        --------
   Total current liabilities                                           1,616           1,433
 Long-term debt, net of current maturities                             2,600           2,652
                                                                    --------        --------
   Total liabilities                                                   4,216           4,085

Stockholders' equity (deficit)
 Common stock, $0.01 par value, 15,000,000 shares authorized,
  10,471,831 shares issued, respectively                                 105             105
 Additional paid-in capital                                           17,262          17,262
 Accumulated deficit                                                 (18,651)        (17,783)
 Treasury stock, 72,589 shares, at cost                                 (434)           (434)
                                                                    --------        --------
   Total stockholders' deficit                                        (1,718)           (850)
                                                                    --------        --------
   Total liabilities and stockholders' equity                       $  2,498        $  3,235
                                                                    ========        ========

   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Operations
Years Ended September 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

(in thousands, except per share amounts)                             2005            2004             2003
                                                                     ----            ----             ----
Revenues:
   Environmental remediation revenues                              $  1,019        $    973        $  1,241
Cost of sales
   Environmental remediation                                            695             565             615
                                                                   --------        --------        --------
Gross profit                                                            324             408             626
Operating expenses
   Employment expenses                                                  211             224             218
   Other operating expenses                                              44              50              56
   Other general and administrative expenses                             76              91             120
   Depreciation and amortization                                         19              18              15
   (Gain) loss on sale of assets                                          -              (2)              -
                                                                   --------        --------        --------
       Total operating expenses                                         350             381             409
                                                                   --------        --------        --------
Operating loss                                                          (26)             27             217
Other income (expense)
   Gain on sales of non-operating assets                                  -               -           1,653
   Interest income                                                        -               -               -
   Rental income, net                                                   118             123             216
   Interest expense                                                    (284)           (200)           (134)
   Other income (expense)                                                (8)            (46)             74
                                                                   --------        --------        --------
       Total other income (expense)                                    (174)           (123)          1,809
                                                                   --------        --------        --------
Income (loss) from continuing operations before income taxes           (200)            (96)          2,026
Provision (benefit) from income taxes                                     -               -               -
                                                                   --------        --------        --------
Income (loss) from continuing operations                               (200)            (96)          2,026
Discontinued operations
   Loss from Convenience Store segment                                 (668)           (283)           (329)
   Loss from Petroleum Marketing segment to July 1, 2004                  -            (516)           (472)
   Gain from disposal of Petroleum Marketing segment assets               -             563               -
                                                                   --------        --------        --------
       Total discontinued operations                                   (668)           (236)           (801)
                                                                   --------        --------        --------
Net income (loss)                                                  $   (868)       $   (332)       $  1,225
                                                                   ========        ========        ========

Basic and diluted earnings (loss) per common share:
   Continuing operations                                           $  (0.02)       $  (0.01)       $   0.20
   Discontinued operations                                            (0.06)          (0.02)          (0.08)
                                                                   --------        --------        --------
   Earnings (loss) per common share                                $  (0.08)       $  (0.03)       $   0.12
                                                                   ========        ========        ========
Basic and diluted weighted average common shares outstanding         10,472          10,157           9,846
                                                                   ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Cash Flows
Years Ended September 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

(in thousands)                                                       2005          2004           2003
                                                                     ----          ----           ----
Cash flows from operating activities
 Net income (loss)                                                $  (868)       $  (332)       $ 1,225
 Adjustments:
  Depreciation and amortization                                       149            200            237
  Settlement stock issuance expense (Note 12)                           -             75              -
  Note receivable bad debt write-off                                    -             18              -
  Gain on sale of non-operating assets                                  -              -         (1,653)
  Loss (gain) on sale of assets                                       (18)            (2)            48
  Gain on disposal of discontinued operations                           -           (563)             -
  Changes in assets and liabilities:
  Receivables                                                         132           (328)            82
  Inventory                                                            23           (141)           136
  Prepaid expenses and other current assets                            32             52             (7)
  Costs and estimated earnings in excess of billings, net              63             (8)          (101)
  Other assets                                                          -              -             30
  Accounts payable and accrued expenses                               226          1,206           (124)
                                                                  -------        -------        -------
    Net cash provided (used) by operating activities                 (261)           177           (127)
Cash flows from investing activities:
 Issuance of notes receivable                                         (14)           (55)           (69)
 Repayment of notes receivable                                         92             65             35
 Capital expenditures                                                  (3)           (44)           (75)
 Proceeds from sale of property and equipment                         126             94            309
                                                                  -------        -------        -------
    Net cash provided (used) by investing activities                  201             60            200
Cash flows from financing activities
 New borrowings                                                         -             42             43
 Net borrowings (reductions) under line of credit agreement             -              -            (80)
 Reduction of long-term debt                                          (95)          (154)          (311)
                                                                  -------        -------        -------
    Net cash provided (used) by financing activities                  (95)          (112)          (348)
                                                                  -------        -------        -------
Net increase (decrease) in cash and cash equivalents                 (155)           125           (275)
Cash and cash equivalents, beginning of year                          341            216            491
                                                                  -------        -------        -------
Cash and cash equivalents, end of year                            $   186        $   341        $   216
                                                                  =======        =======        =======
Supplemental disclosure of cash flow information:
 Cash paid for interest                                           $   130        $    84        $   116
                                                                  =======        =======        =======
 Cash paid for taxes                                              $     -        $     -        $     -
                                                                  =======        =======        =======


   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------


(in thousands, except common share amounts)

                                           Common stock             Additional     Retained
                                     --------------------------      paid-in       earnings      Treasury
                                       Shares         Amount         Capital      (deficit)        stock          Total
                                       ------         ------         -------      ---------        -----          -----
Balance - September 30, 2002           9,846,831    $        99    $    17,193   $   (18,676)   $      (434)   $    (1,818)

Stock options exercised                                                                                                  -
Warrants exercised                                                                                                       -
Issuance of common stock                       -              -              -                                           -
Compensation expense recognized in
 connection with options granted                                             -                                           -
Net income for 2003                                                                    1,225                         1,225
                                     -----------    -----------    -----------   -----------    -----------    -----------
Balance - September 30, 2003           9,846,831             99         17,193       (17,451)          (434)          (593)

Stock options exercised                                                                                                  -
Warrants exercised                                                                                                       -
Issuance of common stock                 625,000              6             69                                           -
Compensation expense recognized in
 connection with options granted                                             -                                           -
Net loss for 2004                                                                       (332)                         (332)
                                     -----------    -----------    -----------   -----------    -----------    -----------
Balance - September 30, 2004          10,471,831            105         17,262       (17,783)          (434)          (850)

Stock options exercised                                                                                                  -
Warrants exercised                                                                                                       -
Issuance of common stock                       -              -              -                                           -
Compensation expense recognized in
 connection with options granted                                             -                                           -
Net loss for 2005                                                                       (868)                         (868)
                                     -----------    -----------    -----------   -----------    -----------    -----------
Balance - September 30, 2005          10,471,831    $       105    $    17,262   $   (18,651)   $      (434)   $    (1,718)
                                     ===========    ===========    ===========   ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

1.   Description of the Company and Summary of Significant Accounting Policies

     Business Operations
     Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services. The Company operates primarily along the Gulf Coast Regions of Texas.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Evans Systems, Inc. and its wholly-owned and controlled majority-owned subsidiaries and have been prepared in accordance with standards of the Public Company Accounting Oversight Board. For purposes of consolidation, the Company includes all significant subsidiaries owned directly or indirectly with more than 50 percent of the voting rights held by the Company, and for which other shareholders do not possess the right to participate in significant management decisions. All significant intercompany transactions and balances have been eliminated.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

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

     Impairment of Long-Lived Assets
     The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets considered impaired at September 30, 2005 and 2004.

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

                                               Year ended September 30,
                                          ---------------------------------
                                              2005       2004       2003
                                          ---------------------------------
     Net income (loss):
       As reported                        $    (868)   $  (332)   $   1,225
       Pro forma                               (868)      (332)       1,225
     Basic and diluted loss per share
       As reported                        $   (0.08)   $ (0.03)   $    0.13
       Pro forma                              (0.08)     (0.03)        0.13

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

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

     Earnings (Loss) Per Share
     The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2005 and 2004 since they would have resulted in a antidilutive effect on loss from continuing operations. Stock options and warrants were not included in the computation of diluted loss per share for 2003 as they would have resulted in a antidilutive effect as the exercise price exceeded the average market price per share during the year.

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

     Reclassifications and Financial Statements Presented
     Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 financial statement presentation. Such reclassifications had no effect on net income (loss) as previously reported.

2.   Texas Convenience Store Segment

     Subsequent to year-end, the Company sold its inventory in its remaining operating convenience stores and leased the stores and store equipment to outside operators, effectively discontinuing its Texas Convenience Store Segment operations. Accordingly, the results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the years ended September 30, 2005, 2004 and 2003 are as follows (in thousands):

                                               2005       2004       2003
                                             -------    -------    -------
          Revenues                           $ 2,376    $   947    $   341
                                             =======    =======    =======
          Income (loss) from operations      $  (668)   $  (283)   $  (329)
                                             =======    =======    =======
         * Through November 18, 2002

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

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

     The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the year ended September 30, 2005, 2004 and 2003 are as follows (in thousands):

                                                      2005       2004*       2003
                                                    --------   --------    --------
          Revenues                                  $      -   $ 12,936    $ 17,536
                                                    ========   ========    ========
          Income (loss) from operations             $      -   $   (516)   $   (472)
                                                    ========   ========    ========
          Gain on sale of discontinued operations   $      -   $    563    $      -
                                                    ========   ========    ========
           *Through July 1, 2004

4.   Costs and Estimated Earnings on Uncompleted Contracts

     At September 30, 2005 and 2004, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                 2005     2004
                                                                 ----     ----
     Costs incurred to date on uncompleted contracts            $ 174    $ 189
     Estimated earnings                                           104       83
                                                                -----    -----
                                                                  278      272
     Billings to date                                            (163)     (94)
                                                                -----    -----
          Total                                                 $ 115    $ 178
                                                                =====    =====

     Included in the accompanying consolidated balance sheets under the following captions:

          Costs and estimated earnings in excess of billings    $ 115    $ 178
          Billings in excess of costs and estimated earnings        -        -
                                                                -----    -----
                Total                                           $ 115    $ 178
                                                                =====    =====

     There were no material revisions in contract estimates during the years ended September 30, 2005 and 2004.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

5.   Property and Equipment

     Property and equipment consisted of the following at September 30 (in thousands):

                                                          2005       2004
                                                        -------    -------
     Land                                               $   548    $   608
     Buildings                                            1,289      1,364
     Equipment                                            2,989      3,044
     Transportation equipment                               435        435
     Office equipment                                        64         64
                                                        -------    -------
                                                          5,325      5,515
     Less - accumulated depreciation                     (3,633)    (3,569)
                                                        -------    -------
     Property and equipment, net                        $ 1,692    $ 1,946
                                                        =======    =======

     Year Ended September 30, 2005 Asset Sales
     -----------------------------------------
     During fiscal 2005, the Company sold 2 convenience store buildings, land and various store equipment with an aggregate net book value of approximately $109,000 for total proceeds of $126,000 and recorded a gain on the sale of assets of $18,000.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

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

6.   Notes Receivable

     During the fourth quarter of 2004, the Company issued a zero interest note to Mauritz & Couey in connection with the sale of the Exxon/Chevron contracts (Note 5) for $88,301. Terms of the note call for monthly payments of $0.02 per gallon sold under the contracts. During fiscal 2005, the note was paid in full. At September 30, 2004, the Company was owed $64,563 under this agreement.

     During 2004, the Company held merger discussions with Morco Testing, Inc. (Morco), an environmental emergency response and tank testing company. During the merger negotiations, the Company paid certain expenses for Morco that Morco has agreed to pay back under a note agreement that calls for a payment of $25,000 in November 2004 with the remaining balance plus accrued interest due on or before December 31, 2004. At September 30, 2005 and 2004, the Company was owed $9,820 and 34,820, respectively, under this agreement.

     The Company has a note receivable from a customer under a workout plan. The note is a zero interest note. At September 30, 3005 and 2004, $0 and $900, respectively, was outstanding under this agreement. The Company also has an unsecured note receivable from CSS, its senior debt holder. At September 30, 2005 and 2004, the Company was owed $26,977.

     During 2005, the Company sold inventory from a closed convenience store to a third party for $14,000, the book value of the inventory at the date of sale. The Company issued a short term zero interest note for $14,000 for the purchase of inventory. At September 30, 2005, $12,800 was owed under this agreement.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

7.   Operating Leases

     As of September 30, 2005, the Company leases three convenience store locations. The first store lease calls for monthly payments of $1,000 until August 1, 2006. The second store lease calls for monthly payments of $689 until July 14, 2007. The third store lease calls for monthly payments of $800 until November 30, 2007. At September 30, 2005, the scheduled future minimum lease payments required under the terms of the operating leases in effect are (in thousands):

                Year ended September 30,
                ------------------------
                2006                                          $  29
                2007                                             16
                2008                                              2
                Thereafter                                        -
                                                              -----
                              Total                           $  47
                                                              =====

     The Company has 3 subleases. Minimum rentals to be received in the future under these noncancelable subleases totaled $72,000 as of September 30, 2005.

8.   Long-Term Debt

     Long-term debt is summarized as follows at September 30 (in thousands):

                                                                                   2005     2004
                                                                                   ----     ----
     Note payable to CSS, at 10%, payable on June 24, 2007 with interest due monthly beginning June 1, 2004 (as amended), secured by all property, equipment, receivables, inventory, common stock of subsidiaries and
       all other properties of the Company                                        $2,600   $2,600
     Note payable to Travelers, at prime plus 50 basis points,
       principal and interest due monthly for 36 months beginning June 22, 2003       52      112
     Note payable to McLane Company, Inc., $3,717 due monthly for 12 months
       beginning November 22, 2002                                                    10       20
     Note payable to Conoco, $1,540 due monthly for 12 months beginning
       August 10, 2004                                                                 -       15
     Other                                                                            38       48
                                                                                  ------   ------
     Total long-term debt                                                          2,700    2,907
     Less - current maturities                                                       100      201
                                                                                  ------   ------
       Total long-term debt, net of current maturities                            $2,600   $2,706
                                                                                  ======   ======

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

     As of September 30, 2005, principal maturities of long-term debt are as follows (in thousands):

              Year ending September 30,
              -------------------------
              2006                                                 $100
              2007                                                2,600
              2008                                                    -
              2009                                                    -
              2010                                                    -
              Thereafter                                              -
                                                                 ------
                            Total                                $2,700
                                                                 ======

     At September 30, 2005, the Company was in default under the McLane note for failing to make timely payments in full as stated in the agreements. Therefore, the Company has reflected that note as currently due at September 30, 2005.

     At September 30, 2005 and 2004, the Company had accrued $240,000 and $87,000, respectively, in interest on the CSS note.

9.   Income Taxes

     The difference between the tax effect of net income (loss) applied at the statutory federal income tax rates is as follows (in thousands):

                                                            Year ended September 30,
                                                            ------------------------
                                                             2005     2004     2003
                                                             ----     ----     ----
     Pre-tax financial net income (loss)                    $(295)   $(113)   $ 417
     Permanent items                                            -        -        -
                                                            -----    -----    -----
     Adjusted pre-tax financial net loss                     (295)    (113)     417
     Timing items
     Difference in book and tax depreciation                   34       32      (10)
     Difference in book and tax gain on sale of assets          7       95      148
                                                            -----    -----    -----
      Net difference in depreciable assets                     41      127      138
     Difference in book and tax bad debt expense                -       (6)      (6)
     Difference in other book and tax items, net                -        -        -
                                                            -----    -----    -----
      Total timing items                                       41      121      132
                                                            -----    -----    -----
     Taxable income (loss) before NOL and capital losses     (254)       9      549
     Carryforward (utilization) of NOL and capital losses     254       (9)    (549)
                                                            -----    -----    -----
     Taxable income (loss)                                  $   -    $   -    $   -
                                                            =====    =====    =====

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

     Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                                                      2005     2004
                                                                      ----     ----
     Net deferred assets and liabilities
       Tax effect of differences in underlying carrying value of
         net assets for book and tax purposes                        $(142)   $(187)
       Bad debt allowance                                                4        4
                                                                     -----    -----
           Total net deferred tax assets (liabilities)                (138)    (183)
       Valuation allowance due to prior years net operating losses     138      183
                                                                     -----    -----
       Net deferred tax assets (liabilities)                         $   -    $   -
                                                                     =====    =====

     At September 30, 2005, the Company had regular tax net operating loss carryforwards from continuing operations aggregating approximately $16.6 million available for federal income tax purposes that expire through 2024. Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.

10.  Common Stock

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

     In addition, the Company issued Travelers Express Co. ("Travelers") warrants to purchase 93,000 shares of common stock of the Company at a price per share of $0.05, the then current market price per share of the Company's common stock, as part of the forbearance agreement with Travelers. Under the terms of the Travelers Warrants, for every $2 the Company reduces the principal amount owed under the Travelers Note, 1 share of common stock subject to the Travelers Warrants shall expire. As of

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

     September 30, 2005, 65,500 of these warrants had expired due to principal payments made on the note. The warrants are not exercisable by Travelers until such time as the market price of the Company's common stock exceeds $2.00 per share for a period of 180 consecutive trading days.

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

     A summary of the option activity under the various plans follows:

                                                            Weighted-
                                               Number of     average
                                                shares     option price
                                                ------     ------------
     Outstanding at September 30, 2002          390,350
     Expired in 2003                                  -      $      -
                                                -------
     Outstanding at September 30, 2003          390,350
     Expired in 2004                                  -      $      -
                                                -------
     Outstanding at September 30, 2004          390,350
     Expired in 2005                            (87,750)     $   3.31
                                                -------
     Outstanding at September 30, 2005          302,600
                                                =======

     Although 302,600 options are outstanding at September 30, 2005, only 12,600 underlying common shares are registered under a plan. There were no options granted during 2005, 2004 and 2003.

     A summary of options outstanding and options exercisable at September 30, 2005 is as follows:

                                Weighted
                                Average         Weighted                   Weighted
       Options    Exercise     Remaining        Average      Options       Average
     Outstanding   Price    Contractual Life  Option Price  Exercisable  Option Price
     -----------  --------  ----------------  ------------  -----------  ------------
          12,600  $      -        3.66 years  $          -       12,600  $          -
         290,000      0.15        5.41 years          0.15      290,000          0.15
     -----------  --------  ----------------  ------------  -----------  ------------
         302,600  $   0.15        3.46 years  $       0.15      302,600  $       0.15
     ===========  ========  ================  ============  ===========  ============

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

A summary of options outstanding and options exercisable at September 30, 2005 is as follows:

                                Weighted
                                 Average        Weighted
      Warrants      Exercise    Remaining        Average        Warrants
     Outstanding     Price        Life        Warrant Price    Exercisable
     -----------    --------    ----------    -------------    -----------
       4,268,000    $   0.05    9.75 years    $        0.05      4,175,000

     At September 30, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,144,167 shares are reserved for Warrants.

11.  Related Party Transactions

     Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the "Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. At September 30, 2005 and 2004, the Company owed MC approximately $46,203 and $14,043, respectively, for expenses incurred under this agreement, which is included in accounts payables.

     During fiscal 2002, the Company entered into an agreement with MC to purchase fuel products under MC's fuel supply contracts at $0.005 above rack price. At September 30, 2005 and 2004, the Company owed MC $278,173 and $57,062, respectively, which is included in accounts payables. In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company's customers. The Company and MC charged one another freight only at common carrier rates. At September 30, 2005 and 2004, MC owed the Company approximately $21,284 and $65,573, respectively, for freight on fuel the Company hauled for MC, which is included in accounts receivable.

     During fiscal 2005, the company environmental segment, StarCo, performed various environmental remediation services for MC. At September 30, 2005, MC owed StarCo. $48,488 for service rendered, which is included in accounts receivable.

     At September 30, 2005, the Company owed Cain, Strong & Smith, L.P. ("CSS") $2,600,000 under a note agreement (Note 8). As discussed in detail in Note 5, during fiscal 2003, the Company conveyed its fuel terminal facility assets to CSS for concessions by CSS, including the reduction of the note payable by $1,900,000. The Company's former Chairman of the Board, Mr. Thomas E. Cain, is married to Mrs. Nancy Cain, a partner of CSS.

     At September 30, 2005, the Company was owed $26,977 from CSS under note receivable agreements for services provided to CSS.

     From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2005 and 2004.

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

12.  Contingent Liabilities

     Legal contingent liabilities
     The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

     During fiscal 2003, the Company was notified that a lawsuit was filed against the Company and several or its current and former officers and directors on behalf of purchasers of the Company's common stock. The petition alleged that the Company received funds from a Private Placement transaction with Comsight Holdings, Inc., whereby Comsight agreed to act as a placement agent for accredited investors to purchase a minimum of 1,250,000 and a maximum of 3,750,000 shares of the Company's common stock in a private placement to accredited investors at $0.40 per share. On August 17, 2000, the Company issued 1,437,500 shares of common stock for total consideration of $575,000, which included 625,000 shares for the plaintiffs. The Plaintiff's alleged that they never received their 625,000 common shares or a refund of the subscription funds. In April 2004, the Company and the former and current directors agreed to settle the lawsuit. Under the settlement agreement, the Company agreed to reissue the original 625,000 common shares to the plaintiff as well as issue an additional 625,000 shares to the plaintiff (Note 10). In addition, Mr. J.L. Evans, Sr. agreed to forfeit 1/3 of his stock warrants (Note 10).

     During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $629,000 at September 30, 2005. The Company has accrued all prior year ad valorem taxes at September 30, 2005. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes.

     Other contingent liabilities
     The environmental protection business is primarily the result of government mandate. A number of states, including Texas, have established remediation funds to assist owners/operators in the clean up of leaking underground storage tanks ("USTs"). In Texas, this was accomplished through the Groundwater Protection Act ("GPA"), which became effective on September 1, 1989. The GPA, as amended, provides clean-up funds for eligible expenses, less applicable deductibles. Financing programs secured by assignments of rights to reimbursement by the Texas Commission on Environmental Quality ("TCEQ") can be obtained for leaking petroleum storage tank sites impacted by releases from USTs. The Company's environmental subsidiary EDCO Environmental, Inc. (dba StarCo Enviroservices, Inc. and referred to as StarCo) has provided environmental remediation services to customers almost entirely through reimbursement funding by the TCEQ. Management is continuously monitoring the Texas legislature to determine the availability of funds appropriated to the TCEQ for the reimbursement programs.

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

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

     conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

13.  Employee Benefit Plans

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

     In December 2002, the Company established a new 401(k) profit sharing plan for the remaining employees, the Mauritz & Couey 401(k) Profit Sharing Plan for MC Star (New Plan). Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. There were no employee contributions made to the New Plan in 2005 and 2004.

14.  Statement of Cash Flows Supplemental Disclosure of Non-Cash Transactions

     The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003 (in thousands):

                                                            2005         2004        2003
                                                            ----         ----        ----
     Supplemental Disclosure of Non-Cash Transactions
       Sale of Petroleum Marketing segment (Note 3)
         Relief of accounts payable                        $     -     $ 1,705      $     -
         Relief of line of credit payable                        -         399            -
         Issuance of note receivable                             -          88            -
         Net book value of fixed assets sold                     -        (550)           -
         Conveyance of inventory                                 -        (429)           -
         Conveyance of accounts receivable                       -        (650)           -
                                                           -------     -------      -------
           Gain on sale of petroleum marketing segment     $     -     $   563      $     -
                                                           =======     =======      =======
       Sale of Non-Operating Assets (Note 5)
         Relief of debt to CSS                             $     -     $     -      $ 1,900
         Relief of property taxes                                -           -          118
         Conveyance of fixed assets, net                         -           -         (365)
                                                           -------     -------      -------
           Gain on sale of non-operating assets            $     -     $     -      $ 1,653
                                                           =======     =======      =======

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2005, 2004, 2003
--------------------------------------------------------------------------------

15.  Results of Operations, Liquidity and Management's Plans

     During the year ended September 30, 2005, the Company has recorded an operating loss from continuing operations of $200,000 and a net loss of $868,000 million. At September 30, 2005, the Company has a working capital deficit of $810,000 and a stockholders' deficit of $1,718,000.

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

16.  Subsequent Events

     On January 4, 2006, StarCo Environmental Services, a subsidiary of the Company, completed the purchase of all the assets of PSG Technical Services, Inc., a drilling company, for $185,000. The purchase was financed by the seller under a note agreement that calls for interest only payments from February 15, 2006 to April 15, 2006 at 8% and then principal and interest payments of $2,623 per month for 84 months with all unpaid principal and interest due on May 15, 2013. The Company believes the addition of a drilling company will enhance StarCo.'s overall business by providing additional revenue sources. The purchase will be reflected in the Company's 2nd quarter of fiscal 2006.

17.  Segment Reporting

     Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has two reportable segments: Texas convenience stores, and environmental remediation services. The Texas convenience stores segment features self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area. As discussed in Notes 2 and 3, the Company discontinued its Convenience Store segment and Texas Petroleum Marketing segment, which sold motor fuels to the public through retail outlets in southeast Texas and supplies the Company's Texas convenience stores with motor fuels. Such operations have been reflected as discontinued operations and prior periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

     Information concerning the Company's business activities is summarized as follows (in thousands):

                                      Environmental    Other
                                       Remediation   Reconciling   Consolidated
            Year ended                  Services      items (1)       total
     September 30, 2005:
      Revenues from external
        customer
          Motor fuel sales              $     -        $     -       $     -
          Convenience store sales             -              -             -
          Environmental remediation       1,019              -         1,019
        Intersegment revenues                 -              -             -
                                        -------        -------       -------
            Total revenues              $ 1,019        $     -       $ 1,019
                                        =======        =======       =======
      Depreciation and amortization          19                           19
      Operating income (loss)               (26)             -           (26)
      Segment assets                        626          1,872         2,498
      Expenditures for property
        and equipment                         3              -             3

     September 30, 2004:
      Revenues from external
        customer
          Motor fuel sales              $     -        $     -       $     -
          Convenience store sales             -              -             -
          Environmental remediation         973              -           973
        Intersegment revenues                 -              -             -
                                        -------        -------       -------
            Total revenues              $   973        $     -       $   973
                                        =======        =======       =======

      Depreciation and amortization          18              -            18
      Operating income (loss)                27              -            27
      Segment assets                        726          2,509         3,235
      Expenditures for property
        and equipment                         -              -             -

     September 30, 2003:
      Revenues from external
        customer
          Motor fuel sales              $     -        $     -       $     -
          Convenience store sales             -              -             -
          Environmental remediation       1,241              -         1,241
        Intersegment revenues                 -              -             -
                                        -------        -------       -------
            Total revenues              $ 1,241        $     -       $ 1,241
                                        =======        =======       =======
      Depreciation and amortization          15              -            15
      Operating income (loss)               217              -           217
      Segment assets                        742          3,761         4,503
      Expenditures for property
        and equipment                         -              -             -

Evans Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2004, 2003 and 2002
--------------------------------------------------------------------------------

     A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                               Year ended September 30,
                                                               ------------------------
                                                            2005         2004         2003
                                                            ----         ----         ----
     Operating income (loss) for reportable segments      $   (26)     $    27      $   217
     Gain on sale of non-operating assets                       -            -        1,653
     Rental income                                            118          123          216
     Interest expense                                        (284)        (200)        (134)
     Unallocated corporate expenses                             -            -            -
     Other, net                                                (8)         (46)          74
                                                          -------      -------      -------
     Total consolidated income (loss) from continuing
       operations before income taxes                     $  (200)     $   (96)     $ 2,026
                                                          =======      =======      =======

18.  Quarterly Financial Data (Unaudited)

     Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

     September 30, 2005
                                                     Q1            Q2            Q3            Q4
                                                  --------      --------      --------      --------
     Revenue                                      $    308      $    318      $    180      $    213
     Gross profit                                       74            62            72           116
     Operating income (loss)                           (33)          (22)          (15)           44
     Income (loss) from continuing operations          (87)          (68)          (56)           11
     Gain (loss) from discontinued operations         (180)         (163)         (310)          (15)
     Net income (loss)                                (267)         (231)         (366)           (4)
     Basic and diluted loss per common share:
         Income (loss) per common share:
            Continuing operations                 $  (0.01)     $  (0.01)     $  (0.01)     $   0.00
            Discontinued operations                  (0.02)        (0.01)        (0.02)         0.00
                                                  --------      --------      --------      --------
                Total                             $  (0.03)     $  (0.02)     $  (0.03)     $   0.00
                                                  ========      ========      ========      ========

     September 30, 2004
                                                     Q1            Q2            Q3            Q4
                                                  --------      --------      --------      --------
     Revenue                                      $    165      $    252      $    286      $    270
     Gross profit                                       77           100           166            65
     Operating income (loss)                           (59)           22            52            12
     Income (loss) from continuing operations          (42)           29            43          (126)
     Loss from discontinued operations                (176)         (151)         (208)          299
     Net income (loss)                                (218)         (122)         (165)          173
     Basic and diluted loss per common share:
         Income (loss) per common share:
            Continuing operations                 $  (0.01)     $   0.00      $   0.00      $  (0.01)
            Discontinued operations                  (0.01)        (0.01)        (0.02)         0.03
                                                  --------      --------      --------      --------
                Total                             $  (0.02)     $  (0.01)     $  (0.02)     $   0.02
                                                  ========      ========      ========      ========