Form 10-Q
period 2005-12-31
EVANS SYSTEMS INC
filed 2006-02-21
CIK 904901

As Filed with the Securities and Exchange Commission on February 21, 2006
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 2005
                                                     -----------------

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-21956

                               EVANS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                        74-1613155
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                    (Identification number)

   102 South Mechanic, P.O. Box 550, El Campo, Texas 77437   (979) 245-2424
   (Address including zip code a nd telephone number, including area code, of registrant's principal executive offices)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 20, 2006 was 10,430,196.

                               Evans Systems, Inc.

                                      Index

Part I.  Financial Information

         Item 1. Financial Statements (Unaudited)                               Page Number
                 Condensed Consolidated Balance Sheets as of
                 December 31, 2005 and September 30, 2005                            3

                 Condensed Consolidated Statements of Income for the
                 Three Months Ended December 31, 2005 and 2004                       4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended December 31, 2005 and 2004                       5

                 Notes to the Condensed Consolidated Financial Statements            6

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                          11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk         15

         Item 4. Controls and Procedures                                            16

Part II. Other Information                                                          16

         Item 1. Legal Proceedings                                                  16

         Item 2. Changes in Securities and Use of Proceeds                          16

         Item 3. Defaults upon Senior Securities                                    16

         Item 4. Submission of Matters to a Vote of Security Holders                16

         Item 5. Other Information                                                  17

         Item 6. Exhibits and Reports on Form 8-K                                   17

Signatures                                                                          17

Part I. Financial Information
Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                 December 31,   September 30,
                                                                    2005           2005
                                                                    ----           ----
                        Assets
                        ------
Current Assets:
     Cash and cash equivalents                                    $    121      $    186
     Trade receivables, net of allowance for doubtful
         accounts of $25,000 and $18,000, respectively                 281           297
     Related party receivables                                          59            80
     Inventory                                                          36            60
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                         111           115
     Prepaid expenses and other current assets                          12            19
     Notes receivable, current portion                                  49            49
                                                                  --------      --------
         Total current assets                                          669           806

Property and equipment, net                                          1,655         1,692
                                                                  --------      --------
              Total assets                                        $  2,324      $  2,498
                                                                  ========      ========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                        $    385      $    344
     Related party payables                                            289           298
     Accrued excise, property and other taxes payable                  618           630
     Current portion of long-term debt                                  78           100
     Accrued interest                                                  309           244
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                           -             -
                                                                  --------      --------
         Total current liabilities                                   1,679         1,616

Long-term debt, net of current portion                               2,600         2,600
                                                                  --------      --------
         Total liabilities                                           4,279         4,216
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,471,831 shares issued and outstanding              105           105
     Additional paid-in capital                                     17,262        17,262
     Accumulated deficit                                           (18,888)      (18,651)
     Treasury stock, 72,589 shares, at cost                           (434)         (434)
                                                                  --------      --------
         Total stockholders' deficit                                (1,955)       (1,718)
                                                                  --------      --------
              Total liabilities and stockholders' equity          $  2,324      $  2,498
                                                                  ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                           Three Months Ended December 31,
                                                               2005             2004
                                                               ----             ----
Revenues:
     Environmental remediation revenues                     $      177       $      308
Cost of sales
     Environmental remediation                                     142              234
                                                            ----------       ----------
Gross profit                                                        35               74

Operating expenses:
     Employment expenses                                            56               64
     Other operating expenses                                       13               13
     General & administrative expenses                              58               26
     Depreciation and amortization                                  19                4
     (Gain) loss on sale of assets                                   -                -
                                                            ----------       ----------
     Total operating expenses                                      146              107
                                                            ----------       ----------
Operating loss                                                    (111)             (33)
Other income (expense)
     Interest expense, net                                         (66)             (76)
     Other income (expense), net                                     1               (4)
     Rental income, net                                             40               26
                                                            ----------       ----------
         Total other income (expense)                              (25)             (54)
                                                            ----------       ----------
Income (loss) before income taxes                                 (136)             (87)
Provision for income taxes                                           -                -
                                                            ----------       ----------
Income (loss) from continuing operations                          (136)             (87)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005           (101)            (180)
                                                            ----------       ----------
     Total discontinued operations                                (101)            (180)
                                                            ----------       ----------
Net income (loss)                                           $     (237)      $     (267)
                                                            ==========       ==========

Basic and diluted earnings (loss) per share:
     Continuing operations                                  $    (0.01)      $    (0.01)
     Discontinued operations                                     (0.01)           (0.02)
                                                            ----------       ----------
         Earnings (loss) per common share                   $    (0.02)      $    (0.03)
                                                            ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                               Three Months Ended December 31,
                                                                   2005            2004
                                                                   ----            ----
Cash flows provided (used) by operating activities:
     Net income (loss)                                          $     (237)    $     (267)
     Adjustments:
         Depreciation and amortization                                  37             38
         Loss (gain) on sale of fixed assets                             -              -
         Changes in working capital:
              Current assets                                            72            (72)
              Current liabilities                                       85            183
                                                                ----------     ----------
     Total adjustments                                                 194            149
                                                                ----------     ----------
Net cash provided (used) by operating activities                       (43)          (118)

Cash flows provided (used) by investing activities:
     Repayment on notes receivable                                       -             90
     Capital expenditures                                                -              -
     Proceeds from sale of property and equipment                        -              -
                                                                ----------     ----------
Net cash provided (used) by investing activities                         -              4

Cash flows used by financing activities:
     Repayment on notes payable                                        (22)           (23)
     Net proceeds from stock issuance                                    -              -
                                                                ----------     ----------
Net cash used by financing activities                                  (22)           (23)
                                                                ----------     ----------

Net increase (decrease) in cash                                        (65)           (51)

Cash and cash equivalents, beginning of period                         186            341
                                                                ----------     ----------

Cash and cash equivalents, end of period                        $      121     $      290
                                                                ==========     ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company `s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2006.

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

Note B - Discontinued Operations - Texas Convenience Store Operations

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. Management has evaluated the carrying value of the three convenience store assets with a net book value of approximately $600,000 at December 31, 2005 and has determined that market conditions and appraisals on the stores and equipment do not indicate any impairments related to these assets.

The results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter ended December 31, 2005 is as follows (in thousands):

                                             Quarter Ended
                                             Dec. 31, 2005
                                            ---------------

        Revenues                            $          234
                                            ===============
        Gross profit                        $          (16)
                                            ===============
        Income (loss) from operations       $         (101)
                                            ===============

Note C - Long-Term Debt

As of December 31, 2005, the Company had an aggregate of approximately $2,678,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At December 31, 2005, the Company had accrued interest of approximately $306,000

Of the remaining principal outstanding aggregating an approximate $78,000, approximately $36,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $42,000 is due under 2 note agreements with various terms to unrelated third parties. At December 31, 2005, the 2 notes were due within one year, and accordingly, those notes have been reflected as currently due on the accompanying condensed consolidated balance sheet.

Note D - Costs and Estimated Earnings on Uncompleted Contracts

At December 31, 2005 and September 30, 2005, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                                                 Dec. 31,      Sept. 30,
                                                                                   2005          2005
                                                                                ----------    ----------
     Costs incurred to date on uncompleted contracts                            $      208    $      174
     Estimated earnings                                                                 76           104
                                                                                ----------    ----------
                                                                                       284           278
     Billings to date                                                                 (173)         (163)
                                                                                ----------    ----------
         Total                                                                  $      111    $      115
                                                                                ==========    ==========

     Included in the accompanying condensed consolidated balance sheets under the following captions:
       Costs and estimated earnings in excess of billings
       on uncompleted contracts                                                 $      111    $      115
       Billings in excess of costs and estimated earnings
       on uncompleted contracts                                                          -             -
                                                                                ----------    ----------
         Total                                                                  $      111    $      115
                                                                                ==========    ==========

There were no material revisions in contract estimates during the quarter ended December 31, 2005.

Note E - Seasonal Nature of Business

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, agricultural and recreational activities increase.

Note F- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2005 and 2004 were computed using 10,471,831 and 9,846,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2005 and 2004 since they would have resulted in an antidilutive effect on loss from continuing operations.

At December 31, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,136,167 shares are reserved for Warrants.

Note G - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2005, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at December 31, 2005. The Company has accrued all prior year ad valorem taxes at December 31, 2005. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

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

Note H - Management's Plans

During the year ended September 30, 2005, the Company has recorded an operating loss from continuing operations of $200,000 and a net loss of $868,000 million. During the quarter ended December 31, 2005, the Company recorded an operating loss from continuing operations of $136,000 and a net loss of $237,000. At December 31, 2005, the Company has a working capital deficit of $1,010,000 and a stockholders' deficit of $1,955,000.

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

Management will continue to reduce debt and provide working capital through the sale of both income and non-income producing assets. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

Note I - Subsequent Events

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

Note J- Segment Reporting

Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has two reportable segments: Texas convenience stores, and environmental remediation services. The Texas convenience stores segment features self-service motor fuels and a variety of food and nonfood merchandise in southeast Texas. The environmental remediation services segment serves the petroleum industry in the southeast Texas market area. As discussed in Notes B, the Company discontinued its Convenience Store segment, which sold motor fuels to the public through retail outlets in southeast Texas. Such operations have been reflected as discontinued operations and prior periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

Information concerning the Company's business activities is summarized as follows (in thousands):

                               Environmental       Other
                                remediation     reconciling    Consolidated
         Quarter ended            services       items (1)        total
December 31, 2005-
  Revenues from external
   Customers:
      Motor fuel sales             $    -         $    -         $  448
      Other                           177              -            527
  Intersegment revenues                 -              -              -
                                   ------         ------         ------
        Total revenues             $  177         $    -         $  975
                                   ======         ======         ======
  Depreciation and
   amortization                    $    3         $   16         $   19
  Operating income (loss)          $  (67)        $  (44)        $ (111)



December 31, 2004-
  Revenues from external
   Customers:
      Motor fuel sales             $    -         $    -         $    -
      Other                           308              -            308
  Intersegment revenues                 -              -              -
                                   ------         ------         ------
        Total revenues             $  308         $    -         $  308
                                   ======         ======         ======

  Depreciation and
   amortization                    $    4         $    -         $    4
  Operating income (loss)          $  (33)        $    -         $  (33)

(1) Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating information to consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                       Quarter Ended December 31
                                                       -------------------------
                                                           2005       2004
                                                           ----       ----
Total operating income (loss) for reportable segments    $   (67)   $   (33)
Interest expense, net                                        (66)       (76)
Unallocated corporate expenses                               (44)         -
Other income (expense), net                                    1         (4)
Rental income                                                 40         26
                                                         -------    -------
Total consolidated income (loss) from continuing
 operations before income taxes                          $  (136)   $   (87)
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

    For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

Results of Operations

Three Months Ended December 31, 2005 and 2004

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

The following table reflects the unaudited operating results of Evans Systems, Inc. ("Company") business segments for the three months ended December 31, 2005 and 2004. This is the first quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.

                                              Three Months        Three Months
                                                 Ended               Ended
                                           December 31, 2005   December 31, 2004
                                           -----------------   -----------------
EDCO ENVIRONMENTAL
Revenue                                        $     177          $     308
Gross profit                                          35                 74
Operating expenses                                   102                107
                                               ---------          ---------
Operating income (loss)                              (67)               (33)

UNALLOCATED GENERAL AND ADMIN EXP              $     (44)         $       -
                                               ---------          ---------

TOTAL CONTINUING OPERATIONS
Revenue                                        $     177          $     308
Gross profit                                          35                 74
Operating expenses                                   146                107
                                               ---------          ---------
Operating income (loss)                             (111)               (33)

DISCONTINUED TEXAS CONVENIENCE STORES
Revenue                                        $     234          $     795
Gross profit                                         (16)               117
Operating expenses                                    85                297
                                               ---------          ---------
Operating loss                                      (101)              (180)

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated.

Consolidated revenues decreased $131,000 to $177,000 in the quarter ended December 31, 2005, as compared with revenues of $308,000 in the quarter ended December 31, 2004. The decrease in revenues in the Environmental segment is primarily due to decreased site closure reimbursement work as compared to the prior quarter, as the TCEQ funding deadline was approaching in the prior year.

Consolidated gross profit decreased $39,000 in the quarter ended December 31, 2005, as compared with the quarter ended December 31, 2004. Gross profit expressed as a percentage of sales, "Gross Margin", decreased marginally to approximately 20% of sales in the quarter ended December 31, 2005 as compared to 24% of sales in the quarter ended December 31, 2004.

Operating expenses increased $39,000 in the quarter ended December 31, 2005, as compared with the quarter ended December 31, 2004. The increase in operating expenses was mainly attributable to the unallocated general and administrative costs incurred in the first quarter of fiscal 2006.

The Company had an operating loss of $11,000 in the quarter ended December 31, 2005, as compared to an operating loss of $33,000 in the quarter ended December 31, 2004. Net loss decreased to $237,000 in the quarter ended December 31, 2005, as compared with a loss of $267,000 in the quarter ended December 31, 2004. Net loss for the quarter ended December 31, 2005 includes a charge for discontinued operations of $101,000 from the Texas Convenience store segment, interest expense of $66,000, rental income of $40,000 and other income of $1,000. Net loss for the quarter ended December 31, 2004 includes a charge for discontinued operations of $180,000 from the Texas Convenience store segment, interest expense of $76,000, rental income of $26,000 and other expenses of $4,000.

Environmental Segment

EDCO Environmental (dba Star Co.) provides environmental assessment and remediation services for the petroleum distribution industry in the southeast Texas market area.

The consolidated continuing operating income (loss) discussed above only includes the operations of the environmental segment as it is the only remaining segment of the Company in operations. Thus, the results of operations as reflected in consolidated continuing operating income (loss) represents the operations of the environmental segment.

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

Discontinued Operations - Texas Convenience Store Segment

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated.

Unallocated General and Administrative Expenses

General and Administrative expenses were $44,000 in the quarter ended December 31, 2005, which is comprised primarily of general and administrative expenses incurred at the parent company which are not allocable to the environmental segment.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $191,000 and $290,000 at December 31, 2005 and 2004, respectively. The Company had a net working capital deficit of $1,010,000 at December 31, 2005, as compared with a deficit of $810,000 at September 30, 2005.

Cash used by operating activities was $43,000 for the three months ended December 31, 2005. Cash used by financing activities was $22,000, which was comprised entirely of debt repayments.

Cash used by operating activities was $118,000 for the three months ended December 31, 2004. During that period, cash provided by investing activities was $90,000, which was comprised entirely of cash collection from notes receivable. Cash used by financing activities was $23,000, which was comprised entirely of debt repayments.

As of December 31, 2005, the Company had an aggregate of approximately $2,678,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At December 31, 2005, the Company had accrued interest of approximately $306,000

Of the remaining principal outstanding aggregating an approximate $78,000, approximately $36,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

The remaining outstanding principal balance of $42,000 is due under 2 note agreements with various terms to unrelated third parties. At December 31, 2005, the 2 notes were due within one year, and accordingly, those notes have been reflected as currently due on the accompanying condensed consolidated balance sheet.

At December 31, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,136,167 shares are reserved for Warrants.

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

Part II.  Other Information

Item 1.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of December 31, 2005, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at December 31, 2005. The Company has accrued all prior year ad valorem taxes at December 31, 2005. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

At December 31, 2005, the Company was in default under a note payable agreement, of which approximately $6,000 was outstanding at December 31, 2005, as the Company defaulted under the loan repayment provisions of the agreement. The Company is currently paying one-quarter of the required monthly payment.

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

Dated: February 21, 2006

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey.
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer