Form 10QSB
period 2006-03-31
EVANS SYSTEMS INC
filed 2006-05-22
CIK 904901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended: March 31, 2006

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


     102 South Mechanic, P.O. Box 550, El Campo, Texas 77437 (979) 245-2424
--------------------------------------------------------------------------------
     (Address including zip code and telephone number, including area code, of registrant's principal executive offices)


                            Blair R. Couey, President
             102 South Mechanic, P.O. Box 550, El Campo, Texas 77437
                                 (979) 245-2424
--------------------------------------------------------------------------------
       (Name, address, including zip code, and telephone number, including area code, of agent for service)


--------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


     Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [_]


     Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at March 19, 2006 was 10,430,196.

                               Evans Systems, Inc.

                                      Index

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
     Condensed Consolidated Balance Sheets as of
     March 31, 2006 and September 30, 2005                                     3

     Condensed Consolidated Statements of Income for the
     Three Months Ended March 31, 2006 and 2005                                4

     Condensed Consolidated Statements of Income for the
     Six Months Ended March 31, 2006 and 2005                                  5

     Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended March 31, 2006 and 2005                                  6

     Notes to the Condensed Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

Item 4. Controls and Procedures                                               24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    24

Item 2.  Changes in Securities and Use of Proceeds                            25

Item 3.  Defaults upon Senior Securities                                      25

Item 4.  Submission of Matters to a Vote of Security Holders                  25

Item 5.  Other Information                                                    25

Item 6.  Exhibits and Reports on Form 8-K                                     25

Signatures                                                                    26

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                     March 31,           September 30,
                                                                        2006                  2005
                                                                   -------------         ------------
                        Assets
Current Assets:
     Cash and cash equivalents                                    $           18        $         186
     Trade receivables, net of allowance for doubtful
         accounts of $25,000 and $18,000, respectively                       196                  297
     Related party receivables                                                59                   80
     Inventory                                                                 -                   60
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               111                  115
     Prepaid expenses and other current assets                                53                   19
     Notes receivable, current portion                                        48                   49
                                                                   -------------         ------------
         Total current assets                                                485                  806

Property and equipment, net                                                1,788                1,692
                                                                   -------------         ------------
              Total assets                                        $        2,273        $       2,498
                                                                   =============         ============

    Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable and accrued expenses                        $          232        $         344
     Related party payables                                                  331                  298
     Accrued excise, property and other taxes payable                        617                  630
     Current portion of long-term debt                                     2,677                  100
     Accrued interest                                                        371                  244
     Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                 -                    -
                                                                   -------------         ------------
         Total current liabilities                                         4,228                1,616
Long-term debt, net of current portion                                       140                2,600
                                                                   -------------         ------------
         Total liabilities                                                 4,368                4,216
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 10,471,831 shares issued and outstanding                    105                  105
     Additional paid-in capital                                           17,262               17,262
     Accumulated deficit                                                 (19,028)             (18,651)
     Treasury stock, 72,589 shares, at cost                                 (434)                (434)
                                                                   -------------         ------------
         Total stockholders' deficit                                      (2,095)              (1,718)
                                                                   -------------         ------------
              Total liabilities and stockholders' equity          $        2,273        $       2,498
                                                                   =============         ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                       Three Months Ended March 31,
                                                                        2006                2005
                                                                   -------------         ------------
Revenues:
     Environmental remediation revenues                           $          234        $         318
Cost of sales
     Environmental remediation                                               151                  256
                                                                   -------------         ------------
Gross profit                                                                  83                   62

Operating expenses:
     Employment expenses                                                      85                   44
     Other operating expenses                                                 31                   12
     General & administrative expenses                                        63                   22
     Depreciation and amortization                                            41                   39
     (Gain) loss on sale of assets                                             -                    -
                                                                   -------------         ------------
     Total operating expenses                                                220                  117
                                                                   -------------         ------------
Operating loss                                                              (137)                 (55)
Other income (expense)
     Interest expense, net                                                   (67)                 (75)
     Other income (expense), net                                              31                    1
     Rental income, net                                                       33                   28
                                                                   -------------         ------------
         Total other income (expense)                                         (3)                 (46)
                                                                   -------------         ------------
Income (loss) before income taxes                                           (140)                (101)
Provision for income taxes                                                     -                    -
                                                                   -------------         ------------
Income (loss) from continuing operations                                    (140)                (101)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005                        -                 (130)
                                                                   -------------         ------------
     Total discontinued operations                                             -                 (130)
                                                                   -------------         ------------
Net income (loss)                                                  $        (140)        $       (231)
                                                                   =============         ============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $        (0.01)       $       (0.01)
     Discontinued operations                                                   -                (0.01)
                                                                   -------------         ------------
         Earnings (loss) per common share                         $        (0.01)       $       (0.02)
                                                                   =============         ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                        Six Months Ended March 31,
                                                                        2006                2005
                                                                   -------------         ------------
Revenues:
     Environmental remediation revenues                           $          411        $         626
Cost of sales
     Environmental remediation                                               293                  490
                                                                   -------------         ------------
Gross profit                                                                 118                  136

Operating expenses:
     Employment expenses                                                     141                  108
     Other operating expenses                                                 44                   25
     General & administrative expenses                                       121                   48
     Depreciation and amortization                                            60                   43
     (Gain) loss on sale of assets                                             -                    -
                                                                   -------------         ------------
     Total operating expenses                                                366                  224
                                                                   -------------         ------------
Operating loss                                                              (248)                 (88)
Other income (expense)
     Interest expense, net                                                  (133)                (151)
     Other income (expense), net                                              32                   (3)
     Rental income, net                                                       73                   54
                                                                   -------------         ------------
         Total other income (expense)                                        (28)                (100)
                                                                   -------------         ------------
Income (loss) before income taxes                                           (276)                (188)
Provision for income taxes                                                     -                    -
                                                                   -------------         ------------
Income (loss) from continuing operations                                    (276)                (188)
Discontinued operations (Note C):
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005                     (101)                (310)
                                                                   -------------         ------------
     Total discontinued operations                                          (101)                (310)
                                                                   -------------         ------------
Net income (loss)                                                 $         (377)       $        (498)
                                                                   =============         ============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $        (0.03)       $       (0.02)
     Discontinued operations                                               (0.01)                (0.03)
                                                                   -------------         ------------
         Earnings (loss) per common share                         $        (0.04)       $       (0.05)
                                                                   =============         ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Six Months Ended March 31,
                                                                        2006                2005
                                                                   -------------         ------------
Cash flows provided (used) by operating activities:
     Net income (loss)                                            $         (377)       $        (498)
     Adjustments:
         Depreciation and amortization                                        77                   77
         Loss (gain) on sale of fixed assets                                   -                  (20)
         Changes in working capital:
              Current assets                                                 152                 (121)
              Current liabilities                                             35                  355
                                                                   -------------         ------------
     Total adjustments                                                       264                  291
                                                                   -------------         ------------
Net cash provided (used) by operating activities                            (113)                (207)

Cash flows provided (used) by investing activities:
     Issuance of notes receivable                                              -                  (14)
     Repayment on notes receivable                                             1                   97
     Capital expenditures                                                   (173)                   -
     Proceeds from sale of property and equipment                              -                   15
                                                                   -------------         ------------
Net cash provided (used) by investing activities                            (172)                  98

Cash flows used by financing activities:
     Proceeds from issuance of debt                                          151
     Repayment on notes payable                                              (34)                 (48)
     Net proceeds from stock issuance                                          -                    -
                                                                   -------------         ------------
Net cash used by financing activities                                        117                  (48)
                                                                   -------------         ------------

Net increase (decrease) in cash                                             (168)                (157)

Cash and cash equivalents, beginning of period                               186                  341
                                                                   -------------         ------------

Cash and cash equivalents, end of period                          $           18        $         184
                                                                  ==============        =============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               Evans Systems, Inc.
                          Notes to Financial Statements


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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2006.

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


Note B - Discontinued Operations - Texas Convenience Store Operations

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. Management has evaluated the carrying value of the three convenience store assets with a net book value of approximately $600,000 at March 31, 2006 and has determined that market conditions and appraisals on the stores and equipment do not indicate any impairments related to these assets.

The results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter and six months ended March 31, 2006 is as follows (in thousands):

                                    Quarter Ended Six Months Ended
                                   Mar. 31, 2006    Mar. 31, 2006
                                  --------------- ----------------
Revenues
                                  $             - $            234
                                  =============== ================
Gross profit                      $             - $            (16)
                                  =============== ================
Income (loss) from operations     $             - $           (101)
                                  =============== ================


Note C - Asset Purchase

On January 4, 2006, StarCo Environmental Services, a subsidiary of the Company, completed the purchase of substantially all the assets of PSG Technical
Services, Inc., a drilling company, for $173,000. The Company made a cash payment of $22,500 and the remaining purchase price of $150,500 was financed by the seller under a note agreement (Note D). The Company believes the addition of a drilling company will enhance StarCo.'s overall business by providing
additional   revenue  sources  and  complementing   StarCo's  existing  business
processes.


Note D - Long-Term Debt

As of March 31, 2006, the Company had an aggregate of approximately $2,817,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At March 31, 2006, the Company had accrued interest of approximately $371,000. The Company has been notified by the debt holder that the note is in default for failure of the Company to make the required monthly interest payments (Note I).

Of the remaining principal outstanding aggregating an approximate $217,000, approximately $31,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

Concurrent with the Company's purchase of various drilling equipment and assets from PSG Technical Services, Inc. (Note C), the Company entered into a note agreement for $151,500 with PSG Technical Services that calls for interest only payments until April 2006 with principal and interest payments beginning May 5, 2005 for 84 months

The remaining outstanding principal balance of $35,000 is due under 2 note agreements with various terms to unrelated third parties. At March 31, 2006, the 2 notes were due within one year, and accordingly, those notes have been reflected as currently due on the accompanying condensed consolidated balance sheet.


Note E- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarter and six months ending March 31, 2006 and 2005 were computed using 10,471,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarter and six months ended March 31, 2006 and 2005 since they would have resulted in an antidilutive effect on loss from continuing operations.

At March 31, 2006, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,136,167 shares are reserved for Warrants.


Note F - Seasonal Nature of Business

The refined petroleum products market customarily experiences decreased margins in the fall and winter months followed by increased demand during spring and summer when construction, travel, agricultural and recreational activities increase.


Note G - Costs and Estimated Earnings on Uncompleted Contracts

At March 31, 2006 and September 30, 2005, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands):

                                                     Mar. 31,      Sept. 30,
                                                       2006          2005
                                                  -------------  ------------
Costs incurred to date on uncompleted contracts   $         173  $        174

Estimated earnings                                           75           104
                                                  -------------  ------------
                                                            248           278
Billings to date                                           (137)         (163)
                                                  -------------  ------------
    Total                                         $         111  $        115
                                                  =============  ============

Included in the accompanying condensed consolidated balance sheets under the following captions:

Costs and estimated earnings in excess of
billings on uncompleted contracts                  $        111  $        115

Billings in excess of costs and estimated
earnings on uncompleted contracts                             -             -
                                                   ------------  ------------
  Total                                            $        111  $        115
                                                   ============  ============

There were no material revisions in contract estimates during the quarter ended December 31, 2005.


Note H - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2006, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at March 31, 2006. The Company has accrued all prior year ad valorem taxes at March 31, 2006. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

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


Note I - Subsequent Events

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT.

On April 12, 2006 (the "Effective Date"), pursuant to the terms of an Agreement For the Purchase of Common Stock (the "Agreement") entered by and among Evans Systems, Inc. (the "Seller" or the "Company"); Homeland Integrated Security Systems, Inc., whose address is 1 Town Square Boulevard, Asheville, North Carolina ("Homeland" or the "Buyer"); and Cain, Smith & Strong II, LP ("CSS" or "Secured Creditor"), Homeland has agreed to purchase 50.1% of the issued and outstanding common shares of the Company in exchange for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000.00) (the "Purchase Price")payable as follows: Fifty Thousand Dollars ($50,000) previously paid and held as a deposit plus One Hundred Thousand Dollars ($100,000.00) at closing and Thirty-Five Thousand Dollars ($35,000) per month for a period of ten (10) months due and payable on the 11th day of each month (the "Transaction").

Pursuant to the Agreement, Blair Couey, Dan Willis and Randy M. Clapp agreed to resign as directors of the Company (the "Former Directors") and Frank Moody, Brian Riley, Fred Wicks and Ian Riley shall be appointed as the new directors of Company (the "New Directors") upon consummation of the transactions contemplated by the Agreement. In consideration for their agreeing to remain on the Board of Directors until conditions set forth in the agreement are satisfied, Buyer has agreed to remit to the Former Directors One Thousand Dollars ($1,000) each.

In further consideration of the obligations set forth in the Agreement the parties agree that at Closing the 1) CSS will convert a portion of its debt into 4,000,000 shares of the Company's common stock at $.05 per share, to be paid by a credit in the amount of $200,000 to the note obligation owed to CSS by the Company; 2) the Company will issue 1,000,000 shares of its common stock to CSS for a price of $.05 per share, by conversion of $50,000.00 of the convertible note obligation held by CSS; 3) the Company and Homeland further agree that, after the successful completion of the corporate restructure, reverse stock split and merger contemplated by the Agreement, the Company shall cause the issuance of restricted shares in the Company (as restructured after the merger) to Blair Couey, Dan Willis and Randy M. Clapp with a collective fair market value on the date of such issuance of $100,000.00, to be divided equally (1/3 each) among them.

The consummation of the Transaction is contingent upon the Company effectuating a reverse split and filing an amendment to its Articles of Incorporation to increase its authorized shares to 300,000,000 shares of common stock, $.001 par value. In accordance with same, the Company will file a Schedule 14C Information Statement with the SEC detailing the transaction, reverse split, and the increase in its authorized shares.

COMPLETION OF ACQUISITION OR DISPOSITION OF ASSETS.

The Company has been in default in its debt obligations to its first lien secured creditor, Cain, Smith & Strong II, L.P., a Delaware limited partnership ("CSS"), for over one year. CSS has refrained from foreclosing its liens upon all of the assets of the Company to allow the Company to liquidate assets in an orderly manner so as to receive better value. CSS has also allowed the Company to transfer assets to CSS in lieu of foreclosure at fair market value in exchange for a reduction in debt, even though realization of fair market value in a liquidation setting is doubtful.

The Tax Assessor-Collector in Matagorda County has recently begun scheduling public auctions of the Company's property in order to satisfy its judgments for delinquent ad-valorem taxes against the company. This development has necessitated an acceleration of the transfer of assets to CSS, in consideration for which CSS has paid certain of the Company's delinquent ad-valorem taxes so as to prevent sale of its property at public auction by the taxing authorities.

On April 1, 2006, the Company transferred the Ricardo's property to CSS for $400,000 debt reduction (with the net reduction reflecting delinquent taxes and environmental remediation), and transferred its business segment, Starco Environmental Services, Inc. (formerly EDCO Environmental Systems, Inc.), the Kincer bulk plant property and the vacant Victoria lot to CSS for $325,000 debt reduction.

On April 11, 2006 the Company transferred its remaining property and business segments to CSS in exchange for further debt reduction and in consideration of CSS's assumption of the obligation to pay all remaining delinquent ad valorem taxes owed by the Company to Matagorda County and Wharton County, and to pay the Company's other scheduled debts, including Petrogas, Travelers and McLane. CSS also converted $200,000.00 of its debt to 4,000,000 shares of the Company's common stock at price of $.05 per share on April 11, 2006.

After these transfers to CSS, the conversion of debt into common stock, and CSS's further reduction of debt in consideration for the transfers of assets, the remaining principal and interest obligation to CSS is $1,206,775.66.

These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described above. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Pursuant to the Agreement, Blair Couey, Dan Willis and Randy M. Clapp have agreed to resign as directors of the Company (the "Former Directors"). The resignations of the Former Directors are not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Blair Couey shall also resign as President, Chief Executive Officer and Acting Chief Financial Officer of the Company.

Frank Moody, Brian Riley, Fred Wicks and Ian Riley shall be appointed as the new directors of Company (the "New Directors"). In addition, Frank Moody shall be appointed as the Company's President, Fred Wicks shall be appointed as the Company's Treasurer, Brian Riley shall be appointed as the Company's Vice President, and Ian Riley shall be appointed as the Company's Secretary.

The resignations and appointments set forth above shall be held in escrow until the effectuation of the reverse split and the filing an amendment to its Articles of Incorporation to increase its authorized shares to 300,000,000shares of common stock, $.001 par value. Based upon same, the current officers and directors will remain in their current positions until such time as these conditions have been met.


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

Information concerning the Company's business activities is summarized as follows (in thousands):

                                   Environmental       Other
                                    remediation     reconciling    Consolidated
         Quarter ended                services       items (1)        total

March 31, 2006-
  Revenues from external
   Customers:
      Motor fuel sales                $    -         $    -          $    -
      Other                              234              -             234
  Intersegment revenues                    -              -               -
                                      ------         ------          ------
        Total revenues                $  234         $    -          $  234
                                      ======         ======          ======
  Depreciation and
   amortization                       $   10         $   31          $   41
  Operating income (loss)             $  (61)        $  (76)         $ (137)

March 31, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                $    -         $    -          $    -
      Other                              318              -             318
  Intersegment revenues                    -              -               -
                                      ------         ------          ------
        Total revenues                $  318         $    -          $  318
                                      ======         ======          ======

  Depreciation and
   amortization                       $    4         $   31          $   41
  Operating income (loss)             $  (55)        $    -          $  (55)
----------------------------------
(1)  Consists primarily of corporate overhead expenses.

A reconciliation of the Company's segment operating  information to consolidated
loss  from  continuing   operations  before  income  taxes  is  as  follows  (in
thousands):

                                                        Quarter Ended March 31,
                                                         2006             2005
-----------------------------------------------------   -----------------------
Total operating income (loss) for reportable segments   $      (61)   $    (55)
Interest expense, net                                          (67)        (75)
Unallocated corporate expenses                                 (76)          -
Other income (expense), net                                     31           1
Rental income                                                   33          28
                                                        ----------    --------
Total consolidated income (loss) from continuing
 operations before income taxes                         $     (140)   $   (101)
                                                        ==========    ========

                                   Environmental       Other
                                    remediation     reconciling    Consolidated
        Six Months ended              services       items (1)        total

March 31, 2006-
  Revenues from external
   Customers:
      Motor fuel sales                $    -         $    -          $    -
      Other                              411              -             411
  Intersegment revenues                    -              -               -
                                      ------         ------          ------
        Total revenues                $  411         $    -          $  411
                                      ======         ======          ======
  Depreciation and
   amortization                       $   14         $   36          $   60
  Operating income (loss)             $ (128)        $ (120)         $ (248)

March 31, 2005-
  Revenues from external
   Customers:
      Motor fuel sales                $    -         $    -          $    -
      Other                              626              -             626
  Intersegment revenues                    -              -               -
                                      ------         ------          ------
        Total revenues                $  626         $    -          $  626
                                      ======         ======          ======
  Depreciation and
   amortization                       $    8         $   35          $   43
  Operating income (loss)             $  (53)        $  (35)         $  (88)
---------------------------------
(1)  Consists primarily of corporate overhead expenses.

     A  reconciliation  of  the  Company's  segment  operating   information  to
consolidated loss from continuing operations before income taxes is as follows (in thousands):

                                                      Six Months Ended March 31,
                                                          2006        2005
----------------------------------------------------- ------------------------
Total operating income (loss) for reportable segments $    (128)   $      (53)
Interest expense, net                                      (133)         (151)
Unallocated corporate expenses                             (120)          (35)
Other income (expense), net                                  32            (3)
Rental income                                                73            54
                                                      ---------    ----------
Total consolidated income (loss) from continuing
 operations before income taxes                       $    (276)   $     (188)
                                                      =========    ==========

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

Results of Operations

Three Months Ended March 31, 2006 and 2005

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

     The following table reflects the unaudited operating results of Evans Systems, Inc. ("Company") business segments for the three months ended March 31, 2006 and 2005. This is the first quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.









                [Balance of this page intentionally left blank.]

                                        Three Months        Three Months
                                           Ended                Ended
                                        March 31, 2006      March 31, 2005
EDCO ENVIRONMENTAL
Revenue                                 $          234      $         318
Gross profit                                        83                 62
Operating expenses                                 144                117
                                        --------------      -------------
Operating income (loss)                            (61)               (55)

UNALLOCATED GENERAL AND ADMIN EXP.      $          (76)     $           -
                                        --------------      -------------

TOTAL CONTINUING OPERATIONS
Revenue                                 $          234      $         318
Gross profit                                        83                 62
Operating expenses                                 220                117
                                        --------------      -------------
Operating income (loss)                           (137)               (55)

     Consolidated revenues decreased $84,000 to $234,000 in the quarter ended March 31, 2006, as compared with revenues of $318,000 in the quarter ended March 31, 2005. The decrease in revenues in the Environmental segment is primarily due to decreased site closure reimbursement work as compared to the prior quarter, as the TCEQ funding deadline was approaching in the prior year.

     Consolidated gross profit increased $21,000 in the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005. Gross profit expressed as a percentage of sales, "Gross Margin", increased to approximately 35% of sales in the quarter ended March 31, 2006 as compared to 20% of sales in the quarter ended March 31, 2005.

     Operating expenses increased $103,000 in the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005. The increase in operating expenses was mainly attributable to the unallocated general and administrative costs incurred in the second quarter of fiscal 2006.

     The Company had an operating loss of $137,000 in the quarter ended March 31, 2006, as compared to an operating loss of $55,000 in the quarter ended March 31, 2005. Net loss decreased to $140,000 in the quarter ended March 31, 2006, as compared with a loss of $231,000 in the quarter ended March 31, 2005. Net loss for the quarter ended March 31, 2006 includes interest expense of $67,000, rental income of $33,000 and other income of $31,000. Net loss for the quarter ended March 31, 2005 includes a charge for discontinued operations of $130,000 from the Texas Convenience store segment, interest expense of $75,000, rental income of $28,000 and other income of $1,000.

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

Unallocated General and Administrative Expenses

     General and Administrative expenses were $76,000 in the quarter ended March 31, 2006, which is comprised primarily of general and administrative expenses incurred at the parent company which are not allocable to the environmental segment.

Six Months Ended March 31, 2006 and 2005

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this document.

     The following table reflects the unaudited operating results of Evans Systems, Inc. ("Company") business segments for the six months ended March 31, 2006 and 2005. This is the first quarter of the Company's fiscal year, which begins on October 1 and ends on September 30.

                                           Six Months         Six Months
                                              Ended             Ended
                                         March 31, 2006      March 31, 2005
EDCO ENVIRONMENTAL
Revenue                                  $          411      $         626
Gross profit                                        118                136
Operating expenses                                  246                189
                                         --------------      -------------
Operating income (loss)                            (128)               (53)

UNALLOCATED GENERAL AND ADMIN EXP.       $         (120)     $         (35)
                                         --------------      -------------

TOTAL CONTINUING OPERATIONS
Revenue                                  $          411      $         626
Gross profit                                        118                136
Operating expenses                                  366                224
                                         --------------      -------------
Operating income (loss)                            (248)               (88)

     Consolidated revenues decreased $215,000 to $411,000 in the six months ended March 31, 2006, as compared with revenues of $626,000 in the six months ended March 31, 2005. The decrease in revenues in the Environmental segment is primarily due to decreased site closure reimbursement work as compared to the prior quarter, as the TCEQ funding deadline was approaching in the prior year.

     Consolidated gross profit decreased $18,000 in the six months ended March 31, 2006, as compared with the six months ended March 31, 2005. Gross profit expressed as a percentage of sales, "Gross Margin", increased marginally to approximately 29% of sales in the six months ended March 31, 2006 as compared to 22% of sales in the six months ended March 31, 2005.

     Operating expenses increased $142,000 in the six months ended March 31, 2006, as compared with the six months ended March 31, 2005. The increase in operating expenses was mainly attributable to the unallocated general and administrative costs incurred in the second quarter of fiscal 2006.

     The Company had an operating loss of $248,000 in the six months ended March 31, 2006, as compared to an operating loss of $88,000 in the six months ended March 31, 2005. Net loss decreased to $377,000 in the six months ended March 31, 2006, as compared with a loss of $498,000 in the six months ended March 31, 2005. Net loss for the six months ended March 31, 2006 includes a charge for discontinued operations of $101,000 from the Texas Convenience store segment interest expense of $133,000, rental income of $73,000 and other income of $32,000. Net loss for the six months ended March 31, 2005 includes a charge for discontinued operations of $310,000 from the Texas Convenience store segment, interest expense of $151,000, rental income of $54,000 and other expenses of $3,000.

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

Unallocated General and Administrative Expenses

     General and Administrative expenses were $120,000 in the six months ended March 31, 2006, which is comprised primarily of general and administrative expenses incurred at the parent company which are not allocable to the environmental segment.

Capital Resources and Liquidity

     Cash and cash equivalents were $18,000 and $184,000 at March 31, 2006 and 2005, respectively. The Company had a net working capital deficit of $3,743,000 at March 31, 2006, as compared with a deficit of $810,000 at September 30, 2005.

     Cash used by operating activities was $113,000 for the six months ended March 31, 2006. During that period, cash used by investing activities was $172,000, which was comprised of repayments of notes receivable of $1,000 offset by capital expenditures of $173,000. Cash provided by financing activities was $117,000, which was comprised of debt repayments of $34,000 offset by proceeds from new notes of $151,000.

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

     As of March 31, 2006, the Company had an aggregate of approximately $2,817,000 in principal outstanding under various note agreements. Of this total, one note dated June 24, 2002 for $2,600,000, payable to CSS, has amended terms that call for payments of interest only at an annual rate of 10% commencing June 1, 2004, with the principal balance and accrued but unpaid interest due by December 24, 2007. At March 31, 2006, the Company had accrued interest of approximately $371,000. The Company has been notified by the debt holder that the note is in default for failure of the Company to make the required monthly interest payments (Note I).

     Of the remaining principal outstanding aggregating an approximate $217,000, approximately $31,000 is due to Travelers Express Co. under a forbearance note agreement dated June 24, 2002 in the original amount of $183,000 that calls for payment of principal and interest over 36 months beginning June 22, 2003. Interest is calculated at prime plus 50 basis points.

     Concurrent with the Company's purchase of various drilling equipment and assets from PSG Technical Services, Inc. (Note C), the Company entered into a note agreement for $151,500 with PSG Technical Services that calls for interest only payments until April 2006 with principal and interest payments beginning May 5, 2005 for 84 months

     The remaining outstanding principal balance of $35,000 is due under 2 note agreements with various terms to unrelated third parties. At March 31, 2006, the 2 notes were due within one year, and accordingly, those notes have been reflected as currently due on the accompanying condensed consolidated balance sheet.

     At March 31, 2006, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. Of the 4,569,804 shares of common stock available for issuance, approximately 302,600 shares are reserved for vested stock options and 4,136,167 shares are reserved for Warrants.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting



                           PART II. OTHER INFORMATION


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

     During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at March 31, 2006. The Company has accrued all prior year ad valorem taxes at March 31, 2006. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

Item 2.  Changes in Securities and Use of Proceeds

     None


Item 3.  Defaults Upon Senior Securities

     At March 31, 2006, the Company was in default under a note payable agreement with its senior lender, CSS, of which approximately $2,600,000 was outstanding at March 31, 2006, as the Company defaulted under the loan repayment provisions of the agreement.


Item 4.  Submission of Matters to a Vote of Security Shareholders

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8K

     A.  Exhibits.

Exhibit
 no.      Descriptions
-------   -----------------------

31        Certification  of Blair R. Couey,  Chief Executive  Officer and Acting
          Chief  Financial   Officer   pursuant  to  Rule  13a-14(a)  under  the
          Securities Exchange Act of 1934

32 Certification of Blair R. Couey, Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350
---------------


     B. Reports on Form 8K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006


                              EVANS SYSTEMS, INC.

                        By: /s/ Blair R. Couey.
                           ---------------------------------
                           Blair R. Couey
                           President and Chief Executive Officer
                           and Acting Chief Financial Officer