Form 10QSB
period 2006-06-30
EVANS SYSTEMS INC
filed 2006-08-30
CIK 904901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2006

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


                        102 South Mechanic, P.O. Box 550
                              El Campo, Texas 77437
                                 (979) 245-2424
--------------------------------------------------------------------------------
     (Address including zip code and telephone number, including area code, of registrant's principal executive offices)


                            Blair R. Couey, President
                        102 South Mechanic, P.O. Box 550
                              El Campo, Texas 77437
                                 (979) 245-2424
--------------------------------------------------------------------------------
       (Name, address, including zip code, and telephone number, including area code, of agent for service)


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


Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at June 30, 2006 was 14,430,196.

                               Evans Systems, Inc.

                                      Index


Part I.  Financial Information

Item 1. Financial Statements (Unaudited)                                    Page
         Condensed Consolidated Balance Sheets as of
         June 30, 2006 and September 30, 2005                                 3

         Condensed Consolidated Statements of Income for the
         Three Months Ended June 30, 2006 and 2005                            4

         Condensed Consolidated Statements of Income for the
         Nine Months Ended June 30, 2006 and 2005                             5

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended June 30, 2006 and 2005                             6

         Notes to the Condensed Consolidated Financial Statements             7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             16

Part II. Other Information                                                   16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 3.  Defaults upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Evans Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                 (in thousands)

                                                                     June 30,            September 30,
                                                                       2006                  2005
                                                                   -------------         ------------
                        Assets
Current Assets:
     Cash and cash equivalents                                     $          17        $         186
     Trade receivables, net of allowance for doubtful
         accounts of $25,000 and $18,000, respectively                         -                  297
     Related party receivables                                               277                   80
     Inventory                                                                 -                   60
     Costs and estimated earnings in excess of billings on
         uncompleted contracts                                                 -                  115
     Prepaid expenses and other current assets                                 -                   19
     Notes receivable, current portion                                         -                   49
                                                                   -------------         ------------
         Total current assets                                                294                  806
Property and equipment, net                                                    -                1,692
                                                                   -------------         ------------
              Total assets                                         $         294         $      2,498
                                                                   =============         ============
    Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Accounts payable and accrued expenses                         $         180         $        344
     Related party payables                                                    -                  298
     Accrued excise, property and other taxes payable                        200                  630
     Current portion of long-term debt                                     1,207                  100
     Accrued interest                                                          -                  244
     Contingent stock issuance                                               500                    -
                                                                   -------------         ------------
         Total current liabilities                                         2,087                1,616
Long-term debt, net of current portion                                         -                2,600
                                                                   -------------         ------------
         Total liabilities                                                 2,087                4,216
Stockholders' equity (deficit)
     Common stock, $.01 par value, 15,000,000 shares
     authorized, 14,471,831 and 10,471,831 shares issued
     and outstanding, respectively                                           145                  105
     Additional paid-in capital                                           17,422               17,262
     Accumulated deficit                                                 (18,926)              (18,651)
     Treasury stock, 72,589 shares, at cost                                 (434)                 (434)
                                                                   --------------        -------------
         Total stockholders' deficit                                      (1,793)              (1,718)
                                                                   --------------        -------------
              Total liabilities and stockholders' equity           $         294         $      2,498
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

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                         Three Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                        2006                2005
                                                                  --------------        -------------

Revenues:
     Environmental remediation revenues                           $            -        $           -
Cost of sales
     Environmental remediation                                                 -                    -
                                                                  --------------        -------------
Gross profit                                                                   -                    -
Operating expenses:
     Employment expenses                                                       -                    -
     Other operating expenses                                                  -                    -
     General & administrative expenses                                        63                   53
     Depreciation and amortization                                             -                    -
     (Gain) loss on sale of assets                                             -                    -
                                                                  --------------        -------------
     Total operating expenses                                                 63                   53
                                                                  --------------        -------------
Operating loss                                                               (63)                 (53)
Other income (expense)
     Interest expense, net                                                     -                  (68)
     Gain on disposal of assets, net (Note B)                                132                   (2)
     Other income (expense), net                                               7                   (6)
     Rental income, net                                                       30                   33
                                                                  --------------        -------------
         Total other income (expense)                                        169                  (43)
                                                                  --------------        --------------
Income (loss) before income taxes                                            106                  (96)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                     106                  (96)
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                                              -                  (15)
     Loss from disposal of Environmental Segment                              (4)                   -
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005                        -                 (255)
                                                                  --------------        -------------
     Total discontinued operations                                            (4)                (270)
                                                                  ---------------       -------------
Net income (loss)                                                 $          102        $        (366)
                                                                  ==============        =============
Basic and diluted earnings (loss) per share:
     Continuing operations                                        $         0.01        $        (0.01)
     Discontinued operation                                                (0.00)                (0.02)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $         0.01        $       (0.03)
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

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                        2006                2005
                                                                  --------------        -------------

Revenues:
     Environmental remediation revenues                           $            -        $           -
Cost of sales
     Environmental remediation                                                 -                    -
                                                                  --------------        -------------
Gross profit                                                                   -                    -

Operating expenses:
     Employment expenses                                                       -                    -
     Other operating expenses                                                  -                    -
     General & administrative expenses                                        63                  101
     Depreciation and amortization                                             -                    -
     (Gain) loss on sale of assets                                             -                    -
                                                                  --------------        -------------
     Total operating expenses                                                 63                  101
                                                                  --------------        -------------
Operating loss                                                               (63)                (101)
Other income (expense)
     Interest expense, net                                                  (133)                (219)
     Gain on disposal of assets, net                                         132                   (2)
     Other income (expense), net                                              39                   (9)
     Rental income, net                                                      103                   87
                                                                  --------------        -------------
         Total other income (expense)                                        141                 (143)
                                                                  --------------        -------------
Income (loss) before income taxes                                             78                 (143)
Provision for income taxes                                                     -                    -
                                                                  --------------        -------------
Income (loss) from continuing operations                                      78                 (143)
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                                           (248)                (156)
     Loss from disposal of Environmental Segment                              (4)                   -
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005                     (101)                (565)
                                                                  ---------------       -------------
     Total discontinued operations                                          (353)                (721)
                                                                  ---------------       -------------
Net income (loss)                                                           (275)       $        (864)
                                                                  ==============        =============

Basic and diluted earnings (loss) per share:
     Continuing operations                                        $         0.01        $       (0.02)
     Discontinued operations                                               (0.03)               (0.03)
                                                                  --------------        -------------
         Earnings (loss) per common share                         $        (0.02)       $      (0.05)
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

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                        ---------------------
                                                                        2006                2005
                                                                  --------------        -------------

Cash flows provided (used) by operating activities:
     Net income (loss)                                            $         (275)       $        (864)
     Adjustments:
         Depreciation and amortization                                        77                  115
         Loss (gain) on sale of fixed assets                                (128)                 (18)
         Changes in working capital:
              Current assets                                                 620                   21
              Current liabilities                                           (636)                 332
                                                                  ---------------       -------------
     Total adjustments                                                       (67)                 450
                                                                  ----------------      -------------
Net cash provided (used) by operating activities                            (342)                (414)

Cash flows provided (used) by investing activities:
     Issuance of notes receivable                                              -                  (14)
     Repayment on notes receivable                                             1                   91
     Capital expenditures                                                   (173)                   -
     Proceeds from sale of property and equipment                              5                  121
                                                                  --------------        -------------
Net cash provided (used) by investing activities                            (167)                 198

Cash flows used by financing activities:
     Proceeds from issuance of debt                                          151                    -
     Repayment on notes payable                                              (34)                 (73)
     Net proceeds from stock issuance                                        223                    -
                                                                  --------------        -------------
Net cash provided (used) by financing activities                             340                  (73)
                                                                  --------------        --------------
Net increase (decrease) in cash                                             (169)                (289)

Cash and cash equivalents, beginning of period                               186                  341
                                                                  --------------        -------------

Cash and cash equivalents, end of period                          $           17        $          52
                                                                  ==============        =============

Supplemental disclosure of non-cash transactions:
Relief of notes payable                                           $        1,460        $           -
                                                                  ==============        =============
Conveyance of fixed assets, net to CSS                            $        1,571        $           -
                                                                  ==============        =============
Issuance of common stock to CSS                                   $          200        $           -
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2006.

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


Note B - Common Stock Purchase Agreement

On April 12, 2006 (the "Effective Date"), pursuant to the terms of an Agreement For the Purchase of Common Stock (the "Agreement") entered by and among Evans Systems, Inc. (the "Seller" or the "Company"); Homeland Integrated Security Systems, Inc., whose address is 1 Town Square Boulevard, Asheville, North Carolina ("Homeland" or the "Buyer"); and Cain, Smith & Strong II, LP ("CSS" or "Secured Creditor"), Homeland has agreed to purchase 50.1% of the issued and outstanding common shares of the Company in exchange for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000.00) (the "Purchase Price") payable as follows: Fifty Thousand Dollars ($50,000) previously paid and held as a deposit plus One Hundred Thousand Dollars ($100,000.00) at closing and Thirty-Five Thousand Dollars ($35,000) per month for a period of ten (10) months due and payable on the 11th day of each month (the "Transaction").

As of June 30, 2006, the Company, through the escrow agent, had received approximately $223,000 of the $500,000 purchase price and was due $277,000 at June 30, 2006. The Company has reflected the stock purchase proceeds as a contingent liability until such time as the final transaction as consummated and the common stock is issued to Homeland.

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

In further consideration of the obligations set forth in the Agreement the parties agree that at Closing CSS will convert a portion of its debt into 4,000,000 shares of the Company's common stock at $.05 per share, to be paid by a credit in the amount of $200,000 to the note obligation owed to CSS by the Company. The Company and Homeland further agree that, after the successful completion of the corporate restructure, reverse stock split and merger contemplated by the Agreement, 1) the Company will issue 1,000,000 shares of its common stock to CSS for a price of $.05 per share, by conversion of $50,000.00 of the convertible note obligation held by CSS; and 2) the Company shall cause the issuance of restricted shares in the Company (as restructured after the merger) to Blair Couey, Dan Willis and Randy M. Clapp with a collective fair market value on the date of such issuance of $100,000.00, to be divided equally (1/3 each) among them.

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

On April 1, 2006, the Company transferred the Ricardo's property to CSS for $400,000 debt reduction (with the net reduction reflecting delinquent taxes and environmental remediation), and transferred the common stock of its business segment, StarCo Environmental Services, Inc. (formerly EDCO Environmental
Systems, Inc.), the Kincer bulk plant property and the vacant Victoria lot to CSS for $325,000 debt reduction.

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

The results of these transactions are described below:

Debt reductions of CSS note obligation for:
     Conveyance of Starco Environmental Services common stock                   $       300,000
     Conversion to 4,000,000 shares of common stock                                     200,000
     Conveyance of all remaining assets of the Company                                  893,000
                                                                                ---------------
       Total debt reductions of CSS note obligation                                   1,393,000
Relief of accrued interest on CSS obligations                                           371,000
Assumption of property taxes by CSS                                                      79,000
Assumption of outstanding notes payable by CSS                                           67,000
Assumption/relief of remaining scheduled liabilities by CSS                             305,000
                                                                                ---------------
     Total debt reductions and other received value                                   2,215,000

Net book value of Starco Environmental Services common stock
     owned by the Company                                                                40,000
Net receivable from Starco Environmental to other Company-owned
     Subsidiaries                                                                       264,000
Net book value of fixed assets of the Company                                         1,571,000
Net book value of receivables and other assets of the Company                           212,000
                                                                                ---------------
     Total net book value of assets conveyed to CSS                                   2,087,000
                                                                                ---------------
        Net gain on conveyance of assets to CSS                                 $       128,000
                                                                                ===============

     Gain from disposal of business assets, net (exclusive of Starco)           $       132,000

     Loss from disposal of StarCo Environmental common stock                            (94,000)
                                                                                ---------------
        Net gain from conveyance of assets and stock to CSS                     $       128,000
                                                                                ===============


After these transfers to CSS, the conversion of debt into common stock, and CSS's further reduction of debt in consideration for the transfers of assets, the remaining obligation to CSS is $1,206,776. These transactions resulted in the discontinuation of all former business activities by the Company. Thus, the Company has reflected those prior operations, consisting primarily of the Environmental Segment operations, as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter and nine months ended June 30, 2006 is as follows (in thousands):


                                      Quarter Ended   Nine Months Ended
                                      June 30, 2006     June 30, 2006
                                  ------------------ ------------------

Revenues                          $                - $              411
                                  ================== ==================
Gross profit                      $                - $              118
                                  ================== ==================
Income (loss) from operations     $                - $             (248)
                                  ================== ==================

These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described above. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company.


Note C - Discontinued Operations - Texas Convenience Store Operations

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. Management has evaluated the carrying value of the three convenience store assets with a net book value of approximately $600,000 at June 30, 2006 and has determined that market conditions and appraisals on the stores and equipment do not indicate any impairments related to these assets.

The results of operations of the Texas Convenience Store segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter and nine months ended June 30, 2006 is as follows (in thousands):

                                      Quarter Ended   Nine Months Ended
                                      June 30, 2006     June 30, 2006
                                  ------------------ ------------------

        Revenues                  $                - $              234
                                  ================== ==================
        Gross profit              $                - $              (16)
                                  ================== ==================
Income (loss) from operations     $                - $             (101)
                                  ================== ==================


Note D - Long-Term Debt

On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments.


Note E- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarter and nine months ending June 30, 2006 and 2005 were computed using 11,348,543 and 10,471,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarter and nine months ended June 30, 2006 and 2005 since they would have resulted in an antidilutive effect on loss from continuing operations.

At June 30, 2006, the Company had an aggregate 14,471,831 shares of common stock issued, with 14,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock. The Company is currently effectuating a reverse split and filing an amendment to its Articles of Incorporation to increase its authorized shares to 300,000,000 shares of common stock, $.001 par value, as part of the common stock purchase agreement (Note B).


Note F - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2006, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at March 31, 2006. The Company has accrued all prior year ad valorem taxes and the Company is currently paying down the delinquent taxes from the proceeds of the common stock purchase agreement (Note B). At June 30, 2006, approximately $200,000 was owed to Matagorda and Wharton Counties. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

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


Note G - Segment Reporting

Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has no reportable segments. As discussed in Notes B and C, the Company discontinued substantially all income producing operations, including its Convenience Store segment, which sold motor fuels to the public through retail outlets in southeast Texas and its environmental segment, which serviced the petroleum industry in the southeast Texas market area. Such operations have been reflected as discontinued operations and prior periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.


Note H- Subsequent Event

On July 18, 2006, the Company terminated is its proposed transaction with Homeland Integrated Security Systems, Inc. although the transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were effectuated.

On August 14, 2006, the Company effectuated a 10-1 reverse split of its issued and outstanding common shares decreasing the amount of shares outstanding in the Company to 1,446,183 and the symbol of the Company was changed to EVSY at such time.










                [Balance of this page intentionally left blank.]

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

Results of Operations

Concurrent with the stock purchase agreement as described in Note B, the Company conveyed its remaining business assets to CSS for certain debt reductions, among other things, and effectively ceased its business operations on or around April 11, 2006, which primarily consisted of the environmental remediation segment. These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described in Note B. Such transaction was subsequently terminated although the Company has entered into negotiations with Homeland to pursue another transaction. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company. Accordingly, the Company does not believe the results of operations of the Company would not be comparable or useful considering the above transactions.

Capital Resources and Liquidity

Cash and cash equivalents were $17,000 and $52,000 at June 30, 2006 and 2005, respectively. The Company had a net working capital deficit of $1,793,000 at June 30, 2006, as compared with a deficit of $810,000 at September 30, 2005.

Cash used by operating activities was $342,000 for the nine months ended June 30, 2006. During that period, cash used by investing activities was $167,000, which was comprised of repayments of notes receivable of $1,000 and proceeds from asset sales of $5,000 offset by capital expenditures of $173,000. Cash provided by financing activities was $340,000, which was comprised of debt repayments of $34,000 offset by proceeds from new notes of $151,000 and proceeds from common stock issuance of $223,000.

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

As of June 30, 2006, the Company had an aggregate of approximately $1,207,000 in principal outstanding payable to CSS. The Company had been notified by the debt holder that the note is in default for failure of the Company to make the required monthly interest payments.

At June 30, 2006, the Company had an aggregate 14,471,831 shares of common stock issued, with 14,430,196 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 15,000,000 shares of common stock.  The  Company  subsequently  effectuated  a  10-1  reverse  split  of its outstanding common shares which decreased the current amount of shares outstanding to 1,447,183. In addition, the Company has just filed an amendment to its Articles of Incorporation to increase its authorized shares to 300,000,000 shares of common stock, $.001 par value.

To continue as a going concern, the Company intends to finance its working capital requirements through loans from related parties until such time as an acquisition has been completed. There can be no assurance that management's plans will be successful implemented or that the Company will continue as a going concern.


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

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at March 31, 2006. The Company has accrued all prior year ad valorem taxes and the Company is currently paying down the delinquent taxes from the proceeds of the common stock purchase agreement (Note B). At June 30, 2006, approximately $200,000 was owed to Matagorda and Wharton Counties. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.


Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments.


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

Exhibit 32 -   Certification  of Blair R.  Couey,  Chief  Executive  Officer and
               Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

B.   Reports on Form 8K

     On April 18, 2006 the Company filed an 8K based on the stock purchase agreement with Homeland Integrated Security Systems, Inc. On April 19, 2006, the Company filed an amended 8K based on the stock purchase agreement with Homeland Integrated Security Systems, Inc.




                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 25, 2006

EVANS SYSTEMS, INC.

By: /s/ Blair R. Couey.
   ---------------------------------
Blair R. Couey
President and Chief Executive Officer
and Acting Chief Financial Officer