Form 10KSB
period 2006-09-30
EVANS SYSTEMS INC
filed 2007-01-17
CIK 904901

As Filed with the Securities Exchange Commission on January 12, 2007

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

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

      5500 Military Trail, Suite 22-360, Jupiter, Florida 33458
   (Address, including Zip Code, of registrant's principal executive offices)

                                 (561) 459-1372
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------
         Common Stock,                         NASDAQ-OTCBB Exchange
     par value $.01 per share

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2006, $4,798,011.

Number of shares of common stock outstanding as of September 30, 2006, 71,822,231.

DOCUMENTS INCORPORATED BY REFERENCE: None.




This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-KSB, the words "estimate," "anticipate," "expect," "believe," and similar expressions are intended to be forward-looking statements.

Item 1.  Business

Evans Systems Inc. and its subsidiaries, (dba MC Star and collectively referred to herein as the "Company") operated 3 convenience stores selling gasoline, merchandise and fast food to the motoring public, provided environmental remediation services in southern Texas and provide freight deliver services of petroleum products.

The Company, between December, 2005, and April 11, 2006, sold its assets, effectively ceased its business activities, and reduced its debts in an effort to preserve the Company's potential future value.

The reduction in debt involved a sale of stock to Homeland Integrated Security Systems, Inc. for the sum of $500,000 of which approximately $175,000 remained unpaid as at September 30, 2006.

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

On April 1, 2006, the Company transferred the Ricardo's property to Cain,
Smith & Strong II, L.P., a Delaware limited partnership ("CSS"), for a
$400,000 debt reduction (with the net reduction reflecting delinquent taxes and environmental remediation), and transferred the common stock of its business segment, StarCo Environmental Services, Inc. (formerly EDCO Environmental Systems, Inc.), the Kincer bulk plant property and the vacant Victoria lot to CSS for a $325,000 debt reduction.

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

Accordingly, the results of all operations have been classified as discontinued operations and prior periods have been restated, accordingly. The Company has not allocated interest expense or general corporate overhead to discontinued operations.

The Company entered into a share-purchase agreement with Homeland Integrated Security Systems ("HISS"), a publicly traded company (Pink Sheet:HISC),whereby it sold a total of 72,821,557 shares to HISS for $500,000, said funds to be utilized to reduce overall debt. Of the total, 40,000,000 shares were issued on September 11, 2006, 31,000,000 issued on October 30,2006, and 1,821,557 were authorized on December 11, 2006, and subsequently issued. Of the $500,000 owed to the Company, $140,000 remains outstanding as of January
10, 2007.

In December 2005, Mr. Thomas Cain and Mr. Randall Dean Lewis resigned from the Board of Directors of the Company. In September, 2006, Randy Clapp, Dan Willis, and Blair Couey resigned from the Board of Directors, and Ian
Riley, Brian Riley, and Fred Wicks were appointed to the Board.

In September, 2006, each of Ian Riley, Brian Riley, and Fred Wicks received 10,000,000 shares in lieu of $50,000 owed to each for services rendered to the Company.

On September 11, 2006 the Company issued an aggregate of 375,000 restricted shares of its common stock to the following in exchange for services rendered:
Blair Couey - 125,000 shares; Randy M. Clapp - 125,000 shares; and Dan Willis - 125,000 shares.

The net effect of the foregoing restructure and sale of shares was to reduce the debt of the Company from $4,216,000 to $1,394,000, $1,207,000 of which is in the form of a convertible promissory note held by Big Apple Consulting USA, Inc.("Big Apple"). Big Apple has sought to convert the note. However, there is currently a dispute as to whether the conversion rate is $0.05 per share as alleged by Big Apple, or $0.50 as alleged by the Company. The number of shares is 2.4 million by the Company's calculation, and 24,000,000 by Big Apple's. The Company is confident that its calculations are correct. The overall effect is the reduction of overall liabilities to approximately $200,000 as of January, 2007.

Discontinued Operations
------------------------

Currently the Company has discontinued all operations, and sold its major Assets and operating businesses to reduce its overall debt, and is looking For an acquisition target to maximize its share value.

Employee Relations
-------------------

At September 30, 2006, the Company had 3 employees, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

Item 2.   Properties

The Company owns no properties, and is currently operating from approximately 750 square feet at 5500 Military Trail, Suite 22-360, Jupiter, Florida
33458 and 2,500 square feet of office space it shares with HISC at 2 Town Square Boulevard, Suite 250, Ashville, North Carolina 28803. Currently, and it is anticipated for the next year, no rent is being charged.

Item 3.  Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of January 7, 2007, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. Big Apple alleged that pursuant to a Consulting Agreement it is entitled to 7,600,000 shares in the Company, plus costs and attorney fees. The Company vehemently denies owing the said shares to Big Apple, claims the suit is without merit, and plans to defend it vigorously.

Big Apple Consulting USA, Inc. holds a $1,207,000 convertible promissory note Big Apple has sought to convert the note. However, there is currently a dispute as to whether the conversion rate is $0.05 per share as alleged by Big Apple, or $0.50 as alleged by the Company. The number of shares is 2.4 million by the Company's calculation, and 24,000,000 by Big Apple's. The Company is confident that its calculations are correct. Unless amicably resolved, the issue may have to be adjudicated upon by either the Company or Big Apple commencing a declaratory action.

Frank Moody, former CEO of HISS claims he is due up to 7,500,000 shares of Company common stock. The Company vehemently denies this. The issue is before the Courts in North Carolina in an action against HISS and the Directors of the Company. The Company is not a party to the action.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Stock Information

Traded On the NASDAQ Over The Counter Bulletin Board (OTCBB) Quotation System The Company's Common Stock, $.01 par value, is listed on the OTCBB exchange under the Symbol "EVSI.OB". At September 30, 2006, there were approximately 112 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $4,798,011 on September 30, 2005.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates                                                     High            Low
------                                                    ----            ---
October 1, 2003 through December 31, 2003                 .13             .05
January 1, 2004 through March 31, 2004                    .19             .07
April 1, 2004 through June 30, 2004                       .14             .06
July 1, 2004 through September 30, 2004                   .09             .04
October 1, 2004 through December 31, 2004                 .08             .03
January 1, 2005 through March 31, 2005                    .09             .06
April 1, 2005 through June 30, 2005                       .06             .04
July 1, 2005 through September 30, 2005                   .08             .04
October 1, 2005 through December 31, 2005                 .30             .03
January 1, 2006 through March 31, 2006                    .06             .02
April 1, 2006 through June 30, 2006                       .85             .04
July 1, 2006 through September 30, 2006                   .70             .20

Item 6.  Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

The data reflects the adjustments made to past and current period for discontinued operations.


Income Statement:
(in thousands, except per share amounts)

                                  2006            2005            2004


Revenues:

Remediation revenues        $        -       $       -      $        -

Gross profit                         -               -               -

Operating expenses

General and
administrative expenses            353              44              50

Total operating expenses           353              44              50

Operating loss                    (353)            (44)            (50)

Other income (expense)

Total other income (expense)       143            (174)           (123)

Income (loss) from continuing
operations before income taxes    (210)           (218)           (173)

Discontinued operations

Total discontinued operations     (353)           (650)           (159)

Net income (loss)           $     (563)      $    (868)     $     (332)

Basic and diluted earnings
(loss) per common share:

Continuing operations       $    (0.04)      $   (0.02)     $    (0.02

Discontinued operations          (0.07)          (0.06)          (0.01)

Earnings (loss) per common
share                       $    (0.11)      $   (0.08)     $    (0.03)

Basic and diluted weighted
average common shares
outstanding                      4,880          10,472          10,157

Balance Sheet
(in thousands)                    2006            2005

Assets

Current assets:

Total current assets               188             806

Property and equipment, net          -           1,692

Total assets                $      188       $   2,498


Liabilities and Stockholders' Equity (Deficit)


Current liabilities

Total current liabilities        1,394           1,616

Long-term debt, net of
current maturities                   -           2,600

Total liabilities                1,394           4,216

Stockholders' equity
(deficit)

Total stockholders' deficit     (1,206)         (1,718)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

During the years ended September 30, 2005 and 2004, the Company recorded net losses aggregating $1.2 million. In addition, the Company recorded operating losses from its Texas Petroleum Marketing segment, discontinued in fiscal 2004, aggregating $2.58 million during the three years in the period ended September 30, 2004. Further, the Texas convenience Store segment, now discontinued, had recorded losses aggregating $1.28 million during the three years ended September 30, 2005. At September 30, 2005, the Company has a working capital deficit of $810,000 and a stockholders' deficit of $1,718,000.

To reduce the overall losses, the outstanding liabilities which had resulted in defaults on notes owed to creditors, and to reduce the ad-valorum tax liability of the Company, which had resulted in the Company's properties being listed for tax sale, the Company sold its businesses and major assets, and effectively ceased operations on or about April 11, 2006. As a result of the foregoing, the Company is currently seeking a business to acquire, to maximize the value of the Company's shares. A direct result of the restructure has been the lowering of the working capital deficit to $563,000 and the Shareholders' deficit to $1,206,000. The Company plans to maintain its current operation utilizing sales of stock, and by acquiring an operating business. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

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

    Profit recognition is deferred on each contract until progress reaches a level of completion sufficient to establish the probable outcome. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability that result in revisions to costs are recognized in the period in which the changes are determined. Because of the inherent uncertainties in estimating, it is at least reasonably possible that such changes will occur within the near term. There were no material changes to any estimates during the years ended September 30, 2006 and 2005.

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

Results of Operations
----------------------

2006 compared to 2005
----------------------
Currently, the Company has ceased its business operations, and has adjusted its current financial statements and those of the past periods to reflect this. The adjusted revenue for the current fiscal year, and the years ended September 30, 2005 and September 30, 2004 are $0.0.

Operating expenses increased, reflecting the cost of restructuring the Company, and disposing of its businesses and assets. Expenses increased from $44,000 in 2005 to $353,000 in 2006. In 2004, the expenses totaled $50,000. A direct comparison of expenses is not meaningful, as the expenses experienced in 2006 were, for the most part, one time expenses resulting from Company's restructure and its preparation to seek a target for acquisition that would find the Company a favorable purchaser..

Net loss decreased from $868,000 in 2005 to $567,000 in 2006. In 2004, they were $332,000.

Capital Resources and Liquidity
--------------------------------

Cash and cash equivalents were $13,000 and $186,000 at September 30, 2006 and 2005, respectively. The Company had a net working capital deficit of $810,000 at September 30, 2005, as compared with a deficit of $560,000 at September 30, 2006.

As of September 30, 2005, the Company had an aggregate of approximately $2,700,000 in principal outstanding under various note agreements. This was reduced to $1,207,00 as at September 30, 2006, the full amount being a note to Big Apple Consulting USA, Inc. The note was convertible, and the holder sought to convert the note. There is currently a dispute, as the Noteholder feels that the conversion should be at the rate of $.05 per share, while the Company maintains that due to the 1 for 10 share reverse split of the shares in August, 2006, the conversion rate should be $0.50 per share. In the event that the matter does not resolve amicable, the parties will need a declaratory action to have the matter adjudicated upon.

Net current assets at September 30, 2006, was $188,000 as compared to $806,000 at September 30, 2005.

At September 30, 2005, the Company had an aggregate 10,471,831 shares of common stock issued, with 10,430,196 issued and outstanding after consideration of treasury stock. At September 30, 2006, there were 71,822,231 shares issued and outstanding. A further 31,000,000 shares were issued on October 11, 2006, and 1,821,557 shares were authorized on December 11, 2006, and later issued. These shares completed the transaction with HISC. The Company is authorized to issue up to 300,000,000 shares of common stock.

The Company intends to finance its working capital requirements through a Sale of its shares, and the purchase of an operating business entity.

Contractual obligations as of September 30, 2006:

The Company currently owes $1,207,000 to Big Apple Consulting, USA, Inc.
Big Apple has demanded conversion of the Note into shares. As disclosed above, there is a dispute whether the shares should be issued at a price of $0.05 as Big Apple maintains, or at $0.50/share, as the Company maintains. Big Apple has not taken into account the 1 for 10 reverse split of the shares in August, 2006.


Recent Accounting Pronouncements

In October 2005, the FASB issued FSP No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period." FSP No. FAS 13-1 requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. FSP FAS 13-1 is effective for reporting periods beginning after December 15, 2005. The transition provisions of FSP No. FAS 13-1 permit early adoption and retrospective application of the guidance. FSP FAS 13-1 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Factors Affecting the Company's Business and Prospects

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to locate and purchase a suitable business to acquire; and the willingness of an acquisition candidate to be acquired before the issues of whether Frank Moody is owed 7,600,000 shares (See Legal Proceedings, above) and the conversion rate for shares to be issued to Big Apple are resolved.


Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company included in this annual report on Form 10-KSB are listed under Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period.

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


                                    PART III


Items 10.     Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company's current directors and officers.

NAME                POSITION                                    AGE
----------          --------                                    ---
Fredrick W. Wicks   Chairman, CEO, CFO, President                60

Brian D. Riley      Director, Secretary, Treasurer               56

Ian Riley           Director, Chief Technology Officer           24

In December 2005, Mr. Thomas Cain, former Chairman of the Board, and Mr. Randall Dean Lewis, Director, resigned from the board of directors. Mr. Blair Couey and Mr. Randy Clapp resigned from the Board in September, 2006. The Company currently has 5 director positions unoccupied. The Company is currently attempting to fill the vacancies. The principal occupation of each director and executive officer for at least the last five years is set forth below:

Fredrick W. Wicks: Chairman, Chief Executive Officer, President and Chief Financial Officer

Mr. Wicks came to the Company from Homeland Integrated Security Systems,
Inc. He has a diverse background in domestic and international sales, marketing, product development, and operations. Most notably, he is noted for his organizational skills and the ability to rapidly put together a highly effective sales team in the field. He has proven during his extensive experience as a P&L executive that he can increase sales dramatically while simultaneously cutting and containing costs. His background includes development and launch of several high technology products.

Mr. Wicks joined HISS after a four year assignment as Senior Vice-President for a $13 Billion European factory automation corporation. He has also been an executive with Rockwell International Corporation, Grand Vehicle Works, LLC and the Wicks Marketing Group, Inc., a company he started and managed for nine years. He has an MBA degree from Wayne State University in Michigan.

Brian D. Riley: Director, Secretary, and Treasurer

Mr. Riley is a 35 year veteran of both profit and not-for-profit businesses. He holds a BA in psychology and Sociology from East Carolina University. In addition he holds a Masters Degree in Clinical Psychology from East Carolina University and has completed additional graduate studies at the University of North Carolina and the University of California, San Diego campus. Mr. Riley has owned several businesses in the southeastern United States as well as serving as the Executive Director and CEO for several large not-for-profit corporations. In that capacity, he has specialized developing for-profit business ventures to support dwindling government support.

J. Ian Riley:  Director and Chief Technology Officer

Mr. Riley is a 10 year veteran of the rapidly changing technology industry. He holds degrees and certifications in the technology field from Nokia, Motorola, Microsoft, Nextel, RIM and several colleges. During his tenure, he has been CEO and provided the technological leadership for three privately-held corporations. Through his abilities in systems integration, he is credited with the development of the Cyber Tracker. He currently serves as the CTO for Homeland Integrated Security Systems.

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2006 ("Fiscal 2004"), the Company's Board of Directors formally met on 4 occasions. Each of the directors attended (or participated by telephone) more than 75% of such meetings of the Board of Directors during Fiscal 2006. The Board of Directors has no committees.

Compensation of Directors

Effective June 24, 2002, director compensation was restructured to be performance based. All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Item 11.  Executive Compensation

The following sets forth, for the fiscal years ended September 30, 2006, 2005, and 2004, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer, and the other most highly compensated executive officers of the Company at September 30, 2005 who received compensation of at least $100,000 during Fiscal 2006 (collectively, the "Named Officers").

Mr. Blair Couey, President, Chief Executive Officer and Acting Chief Financial Officer, receives his compensation through the management agreement by and between the Company and Mauritz & Couey dated June 24, 2002. Mr. Couey resigned from all his positions in September, 2006.

On September 11, 2006 the Company issued an aggregate of 375,000 restricted shares of its common stock to the following in exchange for services rendered:
Blair Couey - 125,000 shares; Randy M. Clapp - 125,000 shares; and Dan Willis - 125,000 shares.


At September 30, 2006, Brian Riley, Ian Riley and Fredrick Wicks each had employment contracts ratified by the Board of Directors, but the effective date of the contracts are not until January 15, 2007, and have no impact during the current or past fiscal periods. None of them has received, or will receive, compensation for their executive positions through January 30, 2007. Each of Mr. Wicks, Mr. Riley, and Mr. Riley had received
10,000,000 shares as compensation for services performed for the Company whose value was set at $50,000 each.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2005 to the Named Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company's Common Stock, as of September 30, 2006, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

                                                         Amount of
Name and Address              Class       Amount of      Percentage of
                                          Shares Owned   Class(%)
------------------------------------------------------------------------
Fredrick Wicks (1,2,3,4)     Common      10,000,000(4)        14

Brian Riley (1,2,3,5)        Common      10,000,000(5)        14

J. Ian Riley(1,2,3,6)        Common      10,000,000(6)        14

All executive officers
and directors as a group     Common      30,000,000           42

Homeland Integrated Security
Systems(1,2,3,7)             Common      40,000,000           56
------------------------------------------------------------------------


     1.   The address of each beneficial owner is: c/o Fredrick W. Wicks
          2 Town Square, Boulevard, Suite 250, Ashville,
          North Carolina 28803.
     2. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.
     3. The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are execrable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.
     4. Mr. Wicks is the Chairman, CEO, President, and CFO. He received the shares in lieu of $50,000 owed for services performed for the Company. The shares are restricted pursuant to Rule 144 as promulgated under The Securities Act of 1933, as amended.
     5. Mr. Riley is a Director, Secretary and Treasurer. He received the shares in lieu of $50,000 owed for services performed for the Company. The shares are restricted pursuant to Rule 144 as promulgated under The Securities Act of 1933, as amended.
     6. Mr. Riley is a Director and Chief Technology Officer. He received the shares in lieu of $50,000 owed for services performed for the Company. The shares are restricted pursuant to Rule 144 as promulgated under The Securities Act of 1933, as amended.
     7. The shares were issued pursuant to the share purchase agreement executed on August 31, 2006 (See, "Recent Events", above).

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

The Company believes, based solely on review of copies of such forms furnished to the Company, or written representations that Form 3's were properly filed by Mssrs. Wicks, Riley, and Riley, and that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during Fiscal 2006.


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

At September 30, 2005, the Company owed Cain, Strong & Smith, L.P. ("CSS") $2,600,000 under a note agreement. During fiscal 2003, the Company conveyed its fuel terminal facility assets to CSS for concessions by CSS, including the reduction of the note payable by $1,900,000. The Company's Chairman of the Board until December 2005, Mr. Thomas E. Cain, is married to Mrs. Nancy Cain, a partner of CSS.

At September 30, 2005, the Company was owed $26,977 from CSS under note receivable agreements for services provided to CSS.

In September, 2006, Mr. Fredrick Wicks (Chairman, CEO, President, CFO), Mr. Brian Riley (Director, Secretary and Treasurer), and Mr. Ian Riley (Director and Chief Technology Officer), each received 10,000,000 shares in lieu of $50,000 owed to each for services rendered to the Company. The former Directors, Randy Clapp, Blair Couey, and Dan Willis were each issued 125,000 in lieu of $100,000 collectively, for past services rendered.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2006 and 2005.

Item 14. Principle Accounting Fees and Services
                                                       2005              2006
                                                       ----              ----
                  Audit fees                         $42,000           $20,000
                  Audit-related fees                     -0-               -0-
                  Tax fees                             5,000               -0-
                  All other fees                         -0-            17,500

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company's independent accountants. The Board of Directors pre-approved all such professional services for the year ended September 30, 2006.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

     (1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements on Page F-1.

     (3) Exhibits.
               See Index to Exhibits on sequential page 16.

II.  Reports on Form 8-K -
     Current Report on Form 8-K dated April 19, 2006-Share Purchase Agreement, dated April, 11, 2006.

     Current Report on Form 8-K dated July 19, 2006, rescinding the Share Purchase Agreement, for failure by the Company to timely amend its Articles and effect the 1 for 10 reverse split of shares.

     Current Report on Form 8-K dated September 19, 2006, Share Purchase Agreement, dated August 31, 2006, and change in control.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVANS SYSTEMS, INC.
January 12, 2007
                                        /s/ Fredrick W. Wicks
                                        --------------------------------------
                                        Fredrick W. Wicks, Chairman,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:


/s/ Fredrick W. Wicks
--------------------------------------------------
Fredrick W. Wicks,
Chairman, President, Chief Executive Officer and Acting
Chief Financial Officer

/s/ Brian Riley
--------------------------------------------------
Brian Riley
Director, Secretary, and Treasurer

/s/ Ian Riley
--------------------------------------------------
Ian Riley
Director, and Chief Technology Officer

INDEX TO EXHIBITS
-------------------------------------------------------------------------

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

10.15 ...Form of Incentive Stock Option Agreement. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.16 ...Summary Plan Description of E.S.O.P.   Filed with May 11, 1993
         filing of Form S-1 Registration #33-62684.
10.17 ...Employment Contract with Bill R. Kincer, incorporated by reference from Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.
10.18 ...Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreement dated October 4, 1994, incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.
10.19 ...Employment Agreement with Richard A. Goeggel, effective June 16, 1998, incorporated by reference from Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.

10.20 ...Omitted.

10.21 ...Employment Agreement with J.L. Evans, Sr., effective April 6, 1998, incorporated by reference from Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.
10.22 ...Stock Purchase Agreement dated as of October 30, 1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.
10.23 ...Amendment No. 1 to Stock Purchase Agreement, dated December 39,
         1998 by and among the Company, Synaptix Systems Corporation, a Colorado corporation, d.b.a. Affiliated Resources Corporation, and Way Energy, Inc., a Delaware corporation, incorporated by reference from Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.
10.24 ...Loan Agreement between the Company and Texas Commerce Bank
         National Association, dated as of August 30, 1996, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.25 ...Amendment to Loan Agreement dated August 4, 1997, incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.26 ...Amendment to Loan Agreement dated December 24, 1997, incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.27 ...Amendment to Loan Agreement dated April 23, 1998, incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.28 ...Amendment to Loan Agreement dated March 31, 1999, incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
10.29 ...Asset Purchase Agreement dated December 3, 1999, by and between TSC Services, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc.,
         Evans Oil Co., EDCO, Inc., and Way Energy Systems, Inc. incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 9, 1999.
10.30    Amendment to Loan Agreement dated June 30, 1999
10.31    Amendment to Loan Agreement dated August 31, 1999
10.32    Amendment to Loan Agreement dated November 30, 1999

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

10.41 Form of Warrants issued to Cain, Smith & Strong II, L.P., Thomas E. Cain, J.L. Evans, Sr., and Travelers Express Co., incorporated by reference from Exhibit 10.6 to the Company's Current Report on Form 8-K dated June 24, 2002
10.42    Common Stock Purchase Agreement, incorporated by reference from
         Exhibit 10.7 to the Company's Current Report on Form 8-K dated
         June 24, 2002
10.43    Registration Rights Agreement, incorporated by reference from
         Exhibit 10.8 to the Company's Current Report on Form 8-K dated
         June 24, 2002
10.44 Evans Systems, Inc./J.L. Evans Agreement, incorporated by reference from Exhibit 10.9 to the Company's Current Report on Form 8-K dated June 24, 2002
10.45 Management and Support Services Agreement, incorporated by reference from Exhibit 10.10 to the Company's Current Report on Form 8-K dated June 24, 2002
10.46 Share Purchase Agreement, dated April, 11, 2006, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 19, 2006.
10.47 Current Report on Form 8-K dated July 19, 2006, rescinding the Share Purchase Agreement, for failure by the company to timely amend its Articles and effect the 1 for 10 reverse split of shares.
10.48 Share Purchase Agreement, dated August 31, 2006, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 19, 2006.

*21.0    Subsidiaries of Registrant
*31 Certification of Fredrick W. Wicks, Chairman, Chief Executive Officer President, and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
*32      Certification of Fredrick W. Wicks, Chief Executive Officer and
         Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                                             *Filed herewith.

EVANS SYSTEMS, INC.
Index to Consolidated Financial Statements
September 30, 2006, 2005 and 2004



                                                                Page No.

Independent Auditor's Report                                      F-2

Consolidated Balance Sheets at September 30, 2006 and 2005        F-3

Consolidated Statements of Operations for the Years Ended
September 30, 2006, 2005 and 2004                                 F-4

Consolidated Statements of Cash Flows for the Years Ended
September 30, 2006, 2005 and 2004                                 F-5

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended September 30, 2006, 2005 and 2004             F-6

Notes to Consolidated Financial Statements                        F-7

                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Evans Systems, Inc.

We have audited the accompanying consolidated balance sheets of Evans Systems, Inc. and its subsidiaries ("the Company") at September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Evans Systems, Inc. and its subsidiaries at September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STEPHENSON & TRLICEK, P.C.

Wharton, Texas
January 10, 2007

EVANS SYSTEMS, INC.
Consolidated Balance Sheets
September 30, 2006 and 2005



(in thousands)                    2006            2005

Assets


Current assets:

Cash and cash equivalents   $       13       $     186
Trade receivables, net of
allowance for doubtful
receivables of $18,000 and
$11,000, respectively                -             297

Related party receivables          175              80

Inventory                            -              60

Costs and estimated earnings
in excess of billings on
uncompleted contracts                -             115

Prepaid expenses and other
current assets                       -              19

Notes receivable, current
portion                              -              49

Total current assets               188             806

Property and equipment, net          -           1,692

Total assets                $      188       $   2,498


Liabilities and Stockholders' Equity (Deficit)


Current liabilities

Accounts payable and
accrued expenses            $       57       $     642

Accrued excise, property
and other taxes payable            130             630

Current portion of
long-term debt                   1,207             100

Accrued interest                     -             244

Total current liabilities        1,394           1,616

Long-term debt, net of
current maturities                   -           2,600

Contingent liabilities-
HISS common stock issuance         225

Total liabilities                1,619           4,216

Stockholders' equity
(deficit)

Common stock, $0.01 par
value, 15,000,000 shares
authorized 71,822,231 and
10,471,831 shares issued
and outstanding,
respectively                       718             105

Additional paid-in capital      17,374          17,262

Accumulated deficit            (19,089)        (18,651)

Treasury stock, 72,589
shares, at cost                   (434)           (434)

Total stockholders' deficit     (1,431)         (1,718)


Total liabilities and
stockholders' equity        $      188       $   2,498


The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
Consolidated Statements of Operations
Years Ended September 30, 2006, 2005 and 2004


(in thousands, except per share amounts)

                                  2006            2005            2004


Revenues:

Environmental
remediation revenues        $        -       $       -      $        -

Cost of sales

Environmental remediation            -               -               -

Gross profit                         -               -               -

Operating expenses

Other general and
administrative expenses            228              44              50

Depreciation and amortization        -               -               -

(Gain) loss on sale of assets        -               -               -

Total operating expenses           228              44              50

Operating loss                    (228)            (44)            (50)

Other income (expense)

Rental income, net                 105             118             123

Gain (loss) on disposal of
assets, net                        132

Interest expense                  <133)           (284)           (200)

Other income (expense)              39              (8)            (46)

Total other income (expense)       143            (174)           (123)

Income (loss) from continuing
operations before income taxes     (85)           (218)           (173)

Provision (benefit) from income
taxes                                -               -               -

Income (loss) from continuing
operations                         (85)            (218)          (173)

Discontinued operations

Loss from Convenience Store
segment                           (101)           (668)           (283)

Gain (loss) from Environmental
segment to April 1, 2006          (248)             18              77

Loss from disposal of
Environmental segment               (4)

Loss from Petroleum Marketing
segment to July 1, 2004              -               -            (516)

Gain from disposal of Petroleum
Marketing segment assets             -               -             563

Total discontinued operations     (353)           (650)           (159)

Net income (loss)           $     (438)      $    (868)     $     (332)

Basic and diluted earnings
(loss) per common share:

Continuing operations       $    (0.02)      $   (0.02)     $    (0.02

Discontinued operations          (0.07)          (0.06)          (0.01)

Earnings (loss) per common
share                       $    (0.09)      $   (0.08)     $    (0.03)

Basic and diluted weighted
average common shares
outstanding                      4,899          10,472          10,157


The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
Consolidated Statements of Cash Flows
Years Ended September 30, 2006, 2005 and 2004


(in thousands)

                                  2006            2005            2004

Cash flows from operating
activities

Net income (loss)           $     (438)      $    (868)     $     (332)

Adjustments:

Depreciation and amortization       77             149             200

Compensation expense               150               -               -

Settlement stock issuance
expense (Note 12)                    -               -              75

Note receivable bad debt
write-off                            -               -              18

Loss (gain) on sale of assets     (132)            (18)             (2)

(Gain) loss on disposal of
discontinued operations              4               -            (563)

Changes in assets and
liabilities:Receivables            353              132           (328)

Inventory                           60               23           (141)

Prepaid expenses and other
current assets                     (34)              32             52

Costs and estimated earnings
in excess of billings, net           4               63             <8>

Other assets                         -                -              -

Accounts payable and accrued
expenses                          (474)             226          1,206

Net cash provided (used) by
operating activities              (430)            (261)           177

Cash flows from investing
activities:Issuance of notes
receivable                           -              (14)           (55)

Repayment of notes receivable        1               92             65

Capital expenditures              (173)              (3)           (44)

Proceeds from sale of property
and equipment                       89              126             94

Net cash provided (used) by
investing activities               (83)             201             60

Cash flows from financing
activities

New borrowings                     151                -             42

Net proceeds from stock
issuance                           223                -              -

Reduction of long-term debt        (34)             (95)          (154)

Net cash provided (used) by
financing activities               340              (95)          (112)

Net increase (decrease) in
cash and cash equivalents         (173)            (155)           125

Cash and cash equivalents,
beginning of year                  186              341            216

Cash and cash equivalents,
end of year                   $     13         $    186     $      341

Supplemental disclosure of
cash flow information:

Cash paid for interest        $     -          $    130     $       84

Cash paid for taxes           $     -          $      -     $        -


The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2006, 2005 and 2004


(in thousands, except common share amounts)

                                     Additional     Retained
                   Common  Stock       paid-in      earnings  Treasury
                   Shares  Amount      Capital     (deficit)   Stock      Total


Balance -
September 30,
2003            9,846,831  $    99  $   17,193 $ (17,451)   $    (434) $  (593)

Stock options
exercised                                                                    -

Warrants
exercised                                                                    -

Issuance of
common stock     625,000         6          69                               -

Compensation
expense
recognized in
connection with
options granted                              -                               -

Net income for 2004                              (332)                (332)

Balance -
September 30,
2004          10,471,831       105      17,262   (17,783)        (434)    (850)

Stock options
exercised                                                                    -

Warrants
exercised                                                                    -

Issuance of
common stock           -         -           -                               -

Compensation expense
recognized in
connection with
options granted                              -                               -

Net loss for 2005                                (868)                (868)

Balance -
September 30,
2005          10,471,831       105      17,262   (18,651)        (434)  (1,718)

Issuance of
common stock
pre-split      4,000,000        40         160
                                                                           200
1 for 10
stock split  (13,024,600)     (131)        131                               -

Issuance of
common stock  70,375,000       704        (179)                            525

Compensation
expense recognized
in connection with
options granted                              -                               -

Net loss for 2006                                (563)                (563)

Balance -
September 30,
2006          71,822,231    $   718  $   17,374 $(19,089)  $     (434) $(1,431)



The accompanying notes are an integral part of these financial statements.

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004



1. Description of the Company and Summary of Significant Accounting Policies

Business Operations
Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the Company) are engaged in petroleum marketing, convenience store operations and environmental remediation services. The Company operates primarily along the Gulf Coast Regions of Texas.

Principles of Consolidation
The consolidated financial statements include the accounts of Evans Systems, Inc. and its wholly-owned and controlled majority-owned subsidiaries and have been prepared in accordance with standards of the Public Company Accounting Oversight Board. For purposes of consolidation, the Company includes all significant subsidiaries owned directly or indirectly with more than 50 percent of the voting rights held by the Company. All significant intercompany transactions and balances have been eliminated.

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

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


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

	Buildings				15-41 years
        Leasehold improvements                  Life of lease, up to 31 years
        Equipment                               5-15 years
        Transportation equipment                5-10 years
        Office equipment                        3-7 years

Impairment of Long-Lived Assets
The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets considered impaired at September 30, 2006 and 2005.

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

                                Year ended September 30,

                         2006           2005           2004

Net income(loss):

As reported          $   (438)       $   (868)      $    (332)

Pro forma                (438)           (868)           (332)

Basic and diluted
loss per share's
reported             $  (0.09)       $  (0.08)      $   (0.03)

Pro forma               (0.09)          (0.08)          (0.03)


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

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


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

Earnings (Loss) Per Share
The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2006, 2005 and 2004 since they would have resulted in a antidilutive effect on loss from continuing operations.

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

Reclassifications and Financial Statements Presented
Certain reclassifications have been made to the 2004 and 2005 financial statements to conform to the 2005 financial statement presentation. Such reclassifications had no effect on net income (loss) as previously reported.

2. Common Stock Purchase Agreement

On April 12, 2006 (the "Effective Date"), pursuant to the terms of an Agreement For the Purchase of Common Stock (the "Agreement") entered by and among Evans Systems, Inc. (the "Seller" or the "Company"); Homeland Integrated Security Systems, Inc., whose address is 2 Town Square Boulevard, Suite 250, Asheville, North Carolina ("Homeland" or the "Buyer"); and Cain,
 Smith & Strong II, LP ("CSS" or "Secured Creditor"), Homeland has agreed to purchase 50.1% of the issued and outstanding common shares of the Company in exchange for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000.00) (the "Purchase Price") payable as follows: Fifty Thousand Dollars ($50,000) previously paid and held as a deposit plus One Hundred Thousand Dollars ($100,000.00) at closing and Thirty-Five Thousand Dollars ($35,000) per month for a period of ten (10) months due and payable on the 11th day of each month (the "Transaction"). The Company did not effect the 1 for 10 reverse split and amend its articles in a timely manner, as agreed to in the April 11th Agreement. The Agreement was rescinded, and a new Agreement was entered into on August 31, 2006. The transaction closed on September 11, 2006. In consideration, the Company sold a total of 72,821,557 shares to HISS for $500,000, said funds to be utilized to reduce overall debt. Of the total, 40,000,000 shares were issued on September 11, 2006, 31,000,000 issued on October 30, 2006, and 1,821,557 were issued on
December 11, 2006.

As of September 30, 2006, the Company, through the escrow agent, had received approximately $325,000 of the $500,000 purchase price and was due $175,000 at September 30, 2006, and had issued 40,000,000 shares to HISS. The Company has reflected a contingent liability for the remaining 32,821,557 shares to be issued until such time as the final transaction as consummated and the common stock is issued to Homeland.

Pursuant to the Agreement, Blair Couey, Dan Willis and Randy M. Clapp agreed to resign as directors of the Company (the "Former Directors") and Brian Riley, Fredrick Wicks and Ian Riley shall be appointed as the new directors of Company (the "New Directors") upon

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004




consummation of the transactions contemplated by the Agreement. In consideration for their agreeing to remain on the Board of Directors until conditions set forth in the agreement are satisfied, Buyer has agreed to remit to the Former Directors One Thousand Dollars ($1,000) each.

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

The consummation of the Transaction is contingent upon the Company effectuating a reverse split and filing an amendment to its Articles of Incorporation to increase its authorized shares to 300,000,000 shares of common stock, $.01 par value. In accordance with same, the Company will file a Schedule 14C Information Statement with the SEC detailing the transaction, reverse split, and the increase in its authorized shares.

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

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


The results of these transactions are described below:


Debt reductions of CSS note obligation for:

Conveyance of Starco Environmental Services common stock $   300,000

Conversion to 4,000,000 shares of common stock               200,000

Conveyance of all remaining assets of the Company            893,000

Total debt reductions of CSS note obligation               1,393,000

Relief of accrued interest on CSS obligations                371,000

Assumption of property taxes by CSS                           79,000

Assumption of outstanding notes payable by CSS                67,000

Assumption/relief of remaining scheduled liabilities by CSS  305,000

Total debt reductions and other received value             2,215,000



Net book value of Starco Environmental Services common
stock owned by the Company                                     40,000

Net receivable from Starco Environmental to other
Company-owned Subsidiaries                                    264,000

Net book value of fixed assets of the Company              1,571,000

Net book value of receivables and other assets
of the Company                                               212,000

Total net book value of assets conveyed to CSS             2,087,000

Net gain on conveyance of assets to CSS                  $   128,000


Gain from disposal of business assets, net
(exclusive of Starco)                                    $   132,000

Loss from disposal of StarCo Environmental common stock       (4,000)

Net gain from conveyance of assets and stock to CSS      $   128,000


After these transfers to CSS, the conversion of debt into common stock, and CSS's further reduction of debt in consideration for the transfers of assets, the remaining obligation to CSS is $1,206,776. These transactions resulted in the discontinuation of all former business activities by the Company. Thus, the Company has reflected those prior operations, consisting primarily of the Environmental Segment operations, as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):



                     2006*         2005         2004

Revenues         $     411    $   1,019    $     973

Income (loss)
from operations  $    (248)   $      18    $      77

*Thru April 1, 2006

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described above. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company.


3. Texas Convenience Store Segment

On December 19, 2005, the Company closed its only remaining operating convenience store. The Company is actively seeking an outside operator to either purchase or lease three convenience stores and the related store equipment. Thus, the Company effectively discontinued its Texas Convenience Store Segment operations. The results of operations of the Texas Convenience Store segment were classified as discontinued operations and prior periods were restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. Summary operating results for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

                     2006*         2005         2004

Revenues         $    234     $   2,376    $     947

Income (loss)
from operations  $   (101)    $    (668)   $    (283)

*Thru December
19, 2005

4. Discontinued Operations-Texas Petroleum Marketing Segment

On July 1, 2004, the Company entered into an agreement with Mauritz & Couey
(MC) whereby the Company conveyed its Exxon, Chevron and unbranded fuel distribution contracts and certain petroleum marketing distribution assets, accounts receivable and inventory with a net book value aggregating $1,629,000 to MC for relief of amounts owed to MC for fuel purchases and management fees of approximately $1,705,000, the assumption of the Company's line of credit obligation by MC of $399,000 and the issuance of a note receivable of $88,000. As a result of the transaction, the Company discontinued its petroleum marketing distribution segment and effectively disposed of the segment's assets (Note 6).

The results of operations of the Texas Petroleum Marketing segment have been classified as discontinued operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the years ended September 30, 2006, 2005 and 2004 are as follows (in thousands):

                     2006          2005         2004*

Revenues         $      -      $      -     $ 12,936
Income (loss)
from operations  $      -      $      -     $   (516)
Gain on sale of
discontinued
operations       $      -      $      -     $    563
*Through July 1, 2004

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004



5. Costs and Estimated Earnings on Uncompleted Contracts

At September 30, 2005, costs and estimated earnings on uncompleted contracts consisted of the following (in thousands). There were no uncompleted contracts at September 30, 2006 as the Environmental segment was sold effective April 1, 2006 (Note 2).

                                                2005

Costs incurred to date on
uncompleted contracts                        $   189

Estimated earnings                                83
                                                 272

Billings to date                                 (94)

Total                                        $   178

Included in the accompanying
consolidated balance sheets under
the following captions: Costs and
estimated earnings in excess of billings     $   178
Billings in excess of costs and estimated
earnings                                           -

Total                                        $   178

There were no material revisions in contract estimates during the years ended September 30, 2005.

6. Property and Equipment

Property and equipment consisted of the following at September 30 (in thousands):

                                  2006         2005

Land                           $     -      $   548
Buildings                            -        1,289
Equipment                            -        2,989
Transportation equipment             -          435
Office equipment                     -           64
                                     -        5,325
Less - accumulated depreciation      -       (3,633)
Property and equipment, net    $     -      $ 1,692

Year Ended September 30, 2005 Asset Sales
During fiscal 2006, the Company completed the disposition of all property and equipment as part of a common stock purchase agreement with Homeland Integrated Security Systems, Inc., as discussed in Note 2).

Year Ended September 30, 2005 Asset Sales
During fiscal 2005, the Company sold 2 convenience store buildings, land and various store equipment with an aggregate net book value of approximately $109,000 for total proceeds of $126,000 and recorded a gain on the sale of assets of $18,000.

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


7. Notes Receivable

In conjunction with the Common Stock Purchase Agreement (Note 2), the following notes receivable were transferred to CSS, the Company's senior debt holder

During 2004, the Company held merger discussions with Morco Testing, Inc. (Morco), an environmental emergency response and tank testing company.
During the merger negotiations, the Company paid certain expenses for Morco that Morco has agreed to pay back under a note agreement that calls for a payment of $25,000 in November 2004 with the remaining balance plus accrued interest due on or before December 31, 2004. At September 30, 2006 and 2005, the Company was owed $-0- and $9,820, respectively, under this agreement.

The Company also has an unsecured note receivable from CSS, its senior debt holder. At September 30, 2006 and 2005, the Company was owed $-0- and $26,977, respectively.

During 2005, the Company sold inventory from a closed convenience store to a third party for $14,000, the book value of the inventory at the date of sale. The Company issued a short term zero interest note for $14,000 for the purchase of inventory. At September 30, 2006 and 2005, $-0- and $12,800, respectively, was owed under this agreement.


8. Long-Term Debt

Long-term debt is summarized as follows at September 30 (in thousands):

                                  2006         2005

Note payable to CSS, at 10%,
payable on June 24, 2007 with
interest due monthly beginning
June 1, 2004 (as amended),
secured by all property,
equipment, receivables,
inventory, common stock of
subsidiaries and all other
properties of the Company       $  1,207    $  2,600

Note payable to
Travelers, at prime plus 50
basis points, principal and
interest due monthly for 36
months beginning June 22, 2003         -          52

Note payable to McLane Company,
Inc., $3,717 due monthly for 12
months beginning November 22, 2002      -          10

Other                                  -          38

Total long-term debt               1,207       2,700

Less - current maturities          1,207         100

Total long-term debt, net of
current maturities              $      -    $  2,600


On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments.

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004




As of September 30, 2006, principal maturities of long-term debt are as follows (in thousands):

Year ending September 30,

2007             $     1,207
2008                       -
2009                       -
2010                       -
Thereafter                 -
Total            $     1,207

At September 30, 2005, the Company was in default under the McLane note for failing to make timely payments in full as stated in the agreements. Therefore, the Company has reflected that note as currently due at September 30, 2005.

At September 30, 2005, the Company had accrued $240,000 in interest on the CSS note.


9. Income Taxes

The difference between the tax effect of net income (loss) applied at the statutory federal income tax rates is as follows (in thousands):

                              Year ended September 30,

                     2006          2005         2004

Pre-tax financial
net income (loss) $  (149)     $   (295)    $   (113)

Permanent items         -             -            -

Adjusted pre-tax
financial net loss   (149)         (295)        (113)

Timing items
Difference in book
and tax depreciation   61            34           32

Difference in book
and tax gain on sale
of assets              81             7           95

Net difference in
depreciable assets    142            41          127

Difference in book
and tax bad debt
expense                (4)            -           (6)

Difference in other
book and tax items,
net                     -             -            -

Total timing items    138            41          121
Taxable income
(loss) before NOL
and capital losses    (11)         (254)           9

Carryforward
(utilization) of
NOL and capital
losses                 11           254           (9)

Taxable income
(loss)            $     -      $      -     $      -

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004






Deferred tax assets (liabilities) are comprised of the following (in thousands) at September 30:

                                  2006         2005

Net deferred assets
and liabilities

Tax effect of differences
in underlying carrying value
of net assets for book and
tax purposes                   $     -      $  (142)

Bad debt allowance                   -            4

Total net deferred tax
assets (liabilities)                 -         (138)

Valuation allowance due to
prior years net operating
losses                               -          138

Net deferred tax assets
(liabilities)                  $     -      $     -


At September 30, 2006, the Company had regular tax net operating loss carryforwards from continuing operations aggregating approximately $16.5 million available for federal income tax purposes that expire through 2024. Changes in the Company's ownership, as defined under Section 382 of the Internal Revenue Code, could result in certain limitations on the annual amount of net operating losses that may be utilized.


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

On April 11, 2006, the Board of Directors of the Company approved the Amendment, subject to Stockholder approval. The Majority Stockholders approved the Amendment by written consent in lieu of a meeting on May 9, 2006 in accordance with the Texas Statutes. The Amendment to the Company's Certificate of Incorporation amended the number of shares of stock that the Company shall be authorized to have outstanding at any time to three hundred million (300,000,000) shares of common stock at par value of $0.01 with no preemptive rights.

On April 11, 2006, the Company issued CSS 4,000,000 shares of the Company's common stock at a price of $.05 per share on April 11, 2006 for debt reductions of $200,000 owed to CSS (Note 2).

On August 11, 2006, the Company completed a 1 for 10 reverse stock split whereby shareholders of record of the 14,471,831 shares issued and outstanding received 1 new share of the Company's $0.01 par value common stock for every 10 shares surrendered. The effect of the split was the return of approximately 13,024,600 shares of the Company's common stock. The issued and outstanding shares of the common stock at September 30, 2006 was 71,822,231 shares.

On September 11, 2006, the Company issued 40,000,000 restricted shares of its common stock to Homeland Integrated Security Systems, Inc. in exchange for cash consideration of $500,000 pursuant to the terms of a Stock Purchase Agreement (Note 2).

On September 11, 2006 the Company agreed to issue an aggregate of 375,000 restricted shares of its common stock to the following in exchange for

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


services rendered of $100,000, which the Company had acrued in April 2006:
Blair Couey- 125,000 shares; Randy M. Clapp - 125,000 shares; and Dan Willis -125,000 shares.

On September 11, 2006 the Company agreed to issue an aggregate of 30,000,000 restricted shares of its common stock to the following in exchange for services rendered of approximately $150,000: Fred Wicks - 10,000,000 shares; Brian Riley - 10,000,000 shares; and Ian Riley - 10,000,000. The Company recorded a $150,000 charge to compensation expense in September 2006.


A summary of the option activity under the various plans follows:

                                                               Weighted-

                                                     Number   of average

                                                     shares   option price

Outstanding at September 30, 2003                   390,350

Expired in 2004                                           -   $      -

Outstanding at September 30, 2004                   390,350

Expired in 2005                                     (87,750)  $   3.31

Outstanding at September 30, 2005                   302,600

Expired in 2006                                           -   $      -

Outstanding at September 30, 2005                   302,600


Although 302,600 options are outstanding at September 30, 2006, only 12,600 underlying common shares are registered under a plan. There were no options granted during 2006, 2005 and 2004.


A summary of options outstanding and options exercisable at September 30, 2006 is as follows:


                           Weighted
                           Average      Weighted                   Weighted
 Options      Exercise     Remaining    Average      Options        Average
Outstanding    Price   Contractual Life Option Price Exercisable  Option Price

     12,600   $      -       2.66 years $          -      12,600  $          -

    290,000       0.15       4.41 years         0.15     290,000          0.15

    302,600   $   0.15       3.33 years $       0.15     302,600  $       0.15


A summary of options outstanding and options exercisable at September 30, 2006 is as follows:

                           Weighted
                           Average      Weighted
Warrants      Exercise    Remaining     Average        Warrants
Outstanding   Price       Life          Warrant Price  Exercisable

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


175,000       $   0.05       8.75 years $       0.05     175,000

At September 30, 2006, the Company had an aggregate 71,894,820 shares of common stock issued, with 71,822,231 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 300,000,000 shares of common stock, of which approximately 302,600 shares are reserved for vested stock options and 175,000 shares are reserved for Warrants.



11. Related Party Transactions

Effective June 24, 2002 and in conjunction with the Restructuring Transactions, the Company entered into a Management and Support Services Agreement (the "Management Agreement") with Mauritz & Couey, a Texas based general partnership ("MC") to provide certain managerial and operational services to the Company. At September 30, 2006 and 2005, the Company owed MC approximately $-0- and $46,203, respectively, for expenses incurred under this agreement, which is included in accounts payables.

During fiscal 2002, the Company entered into an agreement with MC to purchase fuel products under MC's fuel supply contracts at $0.005 above rack price. At September 30, 2006 and 2005, the Company owed MC $-0- and $278,173, respectively, which is included in accounts payables. In addition, from time to time, the Company will deliver fuel loads to MC customers and MC will deliver fuel loads to the Company's customers. The Company and MC charged one another freight only at common carrier rates. At September 30, 2006 and 2005, MC owed the Company approximately $-0- and $21,284, respectively, for freight on fuel the Company hauled for MC, which is included in accounts receivable.

During fiscal 2005, the company environmental segment, StarCo, performed various environmental remediation services for MC. At September 30, 2005, MC owed StarCo. $48,488 for service rendered, which is included in accounts receivable.


At September 30, 2006 and 2005, the Company owed Cain, Strong & Smith, L.P. ("CSS") $1,207,000 and $2,600,000, respectively, under a note agreement (Note 8). On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments.

At September 30, 2006 and 2005, the Company was owed $-0- and $26,977 from CSS under note receivable agreements for services provided to CSS.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2006 and 2005.


12. Contingent Liabilities

Legal contingent liabilities
The Company is subject to litigation, primarily as a result of customer claims, in the ordinary conduct of its operations. Except as described below, as of September 30, 2006, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004


On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. Big Apple alleged that pursuant to a Consulting Agreement it is entitled to 7,600,000 shares in the Company, plus costs and attorney fees. The Company vehemently denies owing the said shares to Big Apple, claims the suit is without merit, and plans to defend it vigorously.

Big Apple Consulting USA, Inc. holds a $1,207,000 convertible promissory note. Big Apple has sought to convert the note. However, there is currently a Dispute as to whether the conversion rate is $0.05 per share as alleged by Big Apple, or $0.50 as alleged by the Company. The number of shares is 1.2 million by the company's calculation, and 12,000,000 by Big Apple's. The Company is confident that its calculations are correct. Unless amicably resolved, the issue may have to be adjudicated upon by either the Company or Big Apple commencing a declaratory action.

During fiscal 2003, Matagorda County, Victoria County, Jackson County and Brazoria County filed tax suits against the Company for failure to pay prior years ad valorem taxes aggregating approximately $617,000 at March 31, 2006. The Company has accrued all prior year ad valorem taxes and the Company is currently paying down the delinquent taxes from the proceeds of the common stock purchase agreement (Note 2). At September 30, 2006, approximately $130,000 was owed to Matagorda and Wharton Counties. However, as these taxes remain unpaid, the counties can place liens on Company properties securing these taxes, impose penalties and interest, and could foreclose on those assets securing the taxes. Substantially all company real and personal properties, including convenience stores, store equipment, office equipment and land, could be subjected to tax liens.

Other contingent liabilities
On June 22, 2002 and as part of the Restructuring Transactions, the Company issued to JP Morgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days;
(ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt ratio shall be less than 0.05, and (iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JP Morgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

13. Employee Benefit Plans

In December 2002, the Company established a 401(k) profit sharing plan, the Mauritz & Couey 401(k) Profit Sharing Plan for MC Star (the "Plan"). Employees are eligible for participation in the plan upon attaining the age of 21 and completion of 1 year of service and 1,000 hours or more of service. The Company contributes an amount equal to 50% of employee voluntary contributions up to a maximum of 5% of the employee's compensation. There were no employee contributions made to the "Plan" in 2006, 2005 and 2004.


14. Statement of Cash Flows Supplemental Disclosure of Non-Cash
Transactions

The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004 (in thousands):

                                    2006          2005         2004

Supplemental Disclosure of

Non-Cash Transactions

Sale of Petroleum Marketing

segment (Note 4)Relief of

accounts payable                  $    -        $ 1,705      $ 1,705

Relief of line of credit payable       -            399          399

Issuance of note receivable            -             88           88

Net book value of fixed assets

sold                                   -           (550)        (550)

Conveyance of inventory                -           (429)        (429)

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004




Conveyance of accounts receivable      -           (650)        (650)

Gain on sale of petroleum

marketing segment                 $    -        $   563      $   563

Common Stock Purchase

Transactions (Note 2)

Relief of debt to CSS             $1,460        $     -      $     -

Issuance of common stock to CSS      200              -            -

Conveyance of fixed assets, net    1,571              -            -





15. Results of Operations, Liquidity and Management's Plans

During the year ended September 30, 2006, the Company has recorded a net loss of $438,000. At September 30, 2006, the Company has a working capital deficit of $1,206,000 and a stockholders' deficit of $1,431,000.

In December 1999, the Company received notification from NASDAQ stock exchange that the Company was not in compliance with two requirements for continued listing on the NASDAQ NMS. On February 17, 2000, the Company was delisted from the NASDAQ NMS. The Company's common stock is now traded on the over-the-counter bulletin board system maintained by NASDAQ. The Company's ability to raise additional equity capital in the future could be adversely affected with the Company's common stock no longer listed on a national exchange.

Concurrent with the stock purchase agreement described in Note 2, the Company conveyed its remaining business assets to CSS for certain debt reductions, among other things, and effectively ceased its business operations on or around April 11, 2006, which primarily consisted of the environmental remediation segment. These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc. All of these transactions were designed to preserve the potential future value of the stock for the
stockholders of the Company.   There can be no assurance that any of
management's plans as described above will be successfully implemented or that the Company will continue as a going concern.


16. Segment Reporting

Under SFAS 131,"Disclosure about Segments of an Enterprise and Related Information", the Company has no reportable segments: As discussed in Notes 2, 3 and 4, the Company ceased operations of its Texas convenience stores segment, environmental remediation services segment and Texas Petroleum Marketing segment. Such operations have been reflected as discontinued operations and prior periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Intersegment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

17. Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is summarized below (in thousands, except per share amounts):

September 30, 2006             Q1        Q2         Q3         Q4

Revenue                     $   -    $    -      $   -      $   -

Operating income (loss)       (13)      (22)       (15)      (178)

Income (loss) from
continuing operations         (38)      (25)       154       (176)

EVANS SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2006, 2005 and 2004




Gain (loss) from
discontinued operations      (199)     (115)       (52)        13

Net income (loss)            (237)     (140)       102       (163)

Basic and diluted loss
per common share:Income

(loss) per common share:

Continuing operations       $(0.00)  $(0.00)     $ 0.01   $ (0.04)

Discontinued operations      (0.02)   (0.01)      (0.00)     0.00

Total                       $(0.02)  $(0.01)      $0.01   $ (0.04)



September 30, 2005              Q1       Q2          Q3        Q4

Revenue                     $    -   $    -      $   -    $     -

Operating income (loss)        (12)     (22)        (53)       43

Income (loss) from
continuing operations          (66)     (79)        (96)       23

Loss from discontinued
operations                    (201)    (152)       (270)      (27)

Net income (loss)             (267)    (231)       (366)       (4)

Basic and diluted loss per
common share:

Income (loss)
per common share:

Continuing operations       $(0.01)  $(0.01)     $(0.01)   $  0.00

Discontinued operations      (0.02)   (0.01)      (0.02)      0.00

Total                       $(0.03)  $(0.02)     $(0.03)   $  0.00

EXHIBIT 21.0

SUBSIDIARIES OF REGISTRANT
---------------------------

NONE

                                EXHIBIT 31

            CERTIFICATION OF FREDRICK W. WICKS, Chairman, CHIEF EXECUTIVE
               OFFICER AND CHIEF FINANCIAL OFFICER, PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, FREDRICK W. WICKS, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Evans Systems, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 12, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks, Chairman
President, Chief Executive Officer
and Chief Financial Officer

                                 EXHIBIT 32


         CERTIFICATION OF FREDRICK W. WICKS, Chairman, CHIEF EXECUTIVE
                OFFICER AND CHIEF FINANCIAL OFFICER, PURSUANT TO
               TO 18 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In Connection with the Annual Report of Evans Systems, Inc. ("ESI") on Form 10-KSB for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair R. Couey, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 12, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks, Chairman
President, Chief Executive Officer




Date: January 12, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks
Chief Financial Officer







A signed original of this written statement has been provided to ESI and will be retained by ESI and furnished to the Securities and Exchange Commission or its staff upon request.