Form 10KSB/A
period 2006-09-30
EVANS SYSTEMS INC
filed 2007-01-17
CIK 904901

As Filed with the Securities Exchange Commission on January 17, 2007

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                    FORM 10-KSB/A
                                   (Mark One)

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

                                        EVANS SYSTEMS, INC.
January 17, 2007
                                        /s/ Fredrick W. Wicks
                                        --------------------------------------
                                        Fredrick W. Wicks, Chairman,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer



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

Date: January 17, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks, Chairman
President, Chief Executive Officer
and Chief Financial Officer

                                 EXHIBIT 32


         CERTIFICATION OF FREDRICK W. WICKS, Chairman, CHIEF EXECUTIVE
                OFFICER AND CHIEF FINANCIAL OFFICER, PURSUANT TO
               TO 18 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In Connection with the Annual Report of Evans Systems, Inc. ("ESI") on Form 10-KSB for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Blair R. Couey, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

          2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 17, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks, Chairman
President, Chief Executive Officer




Date: January 17, 2007

By: /s/ FREDRICK W. WICKS
--------------------------
Fredrick W. Wicks
Chief Financial Officer







A signed original of this written statement has been provided to ESI and will be retained by ESI and furnished to the Securities and Exchange Commission or its staff upon request.