Form 10QSB
period 2006-12-31
EVANS SYSTEMS INC
filed 2007-02-26
CIK 904901

As Filed with the Securities and Exchange Commission on February 26, 2007



                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  For the quarter ended December 31, 2006

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

                        5500 Military Trail, Suite 22-360
                             Jupiter, Florida 33458
                                 (561) 459-1372
--------------------------------------------------------------------------
     (Address including zip code and telephone number, including area code, of registrant's principal executive offices)


                            Fredrick Wicks, President
                        5500 Military Trail, Suite 22-360
                             Jupiter, Florida 33458
                                 (561) 459-1372
--------------------------------------------------------------------------
       (Name, address, including zip code, and telephone number, including area code, of agent for service)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has
been subject to such filing requirements for the past 90 days.  YES X      NO

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at February 23, 2007 was 104,643,788.

                             Evans Systems, Inc.

                                  Index

Part I.	Financial Information

Item 1. Financial Statements (Unaudited)	Page Number
        Condensed Consolidated Balance
        Sheets as of December 31, 2006
        and September 30, 2006                  3

        Condensed Consolidated Statements
        Of Income for the Three Months
        Ended December 31, 2006 and 2005        4

        Condensed Consolidated Statements
        of Cash Flows for the Three Months
        Ended December 31, 2006 and 2005        5

        Notes to the Condensed Consolidated
        Financial Statements                    6

        Item 2.Management's Discussion and
        Analysis of Financial Condition and
        Results of Operations                  12

        Item3. Quantitative and Qualitative
        Disclosures about Market Risk          14

        Item 4. Controls and Procedures        14

Part II.        Other Information              14

        Item 1. Legal Proceedings

        Item 2. Changes in Securities and
                Use of Proceeds

        Item 3. Defaults upon Senior
                Securities

        Item 4. Submission of Matters to
                a Vote of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on
                Form 8-K

Signatures                                     16

Part I.	Financial Information
Item 1. Financial Statements

                             Evans Systems, Inc.
                    Condensed Consolidated Balance Sheets
                                (Unaudited)
                              (in thousands)

                              December 31,            September 30,
                              2006                    2006
	Assets
Current Assets:
Cash and cash equivalents     $        1              $         13
	Related party
      receivables                    140                       175
Other current assets                   -                         -
Total current assets                 141                       188

Property and equipment, net            -                         -
Total assets                  $      141              $        188


        Liabilities and Stockholders' Equity (Deficit)


Current liabilities:
Accounts payable and accrued
expenses                      $       47              $         57
Related party payables                11                         -
Accrued excise, property and
other taxes payable                  105                       130
Current portion of long-term
debt                               1,207                     1,207
Total current liabilities          1,370                     1,394

Long-term debt, net of current
portion                                -                         -
Contingent liabilities-HISS
common stock issuance                  -                       225

Total liabilities                  1,370                     1,619
Stockholders' equity (deficit)
Common stock, $.01 par value,
300,000,000 shares
authorized, 104,643,788 and
71,822,231 shares issued
and outstanding                    1,046                       718
Additional paid-in capital        17,271                    17,374
Accumulated deficit              (19,112)                  (19,089)
Treasury stock, 72,589 shares,
at cost                             (434)                     (434)
Total stockholders' deficit       (1,229)                   (1,431)
Total liabilities and
stockholders' equity          $      141              $        188



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Evans Systems, Inc.
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                  (in thousands, except per share amounts)

                              Three Months Ended December 31,
                              2006                    2005


Revenues                      $        -              $          -

Cost of sales                          -                         -
Gross profit                           -                         -

Operating expenses:
Employment expenses                    -                         -
General & administrative expenses     23                        13
Depreciation and amortization          -                         -
Total operating expenses              23                         -

Operating loss                       (23)                      (13)

Other income (expense)
Interest expense, net                  -                       (66)
Other income (expense), net            -                         1
Rental income, net                     -                        40
        Total other income
        (expense)                      -                       (25)

Income (loss) before income taxes    (23)                      (38)
Provision for income taxes             -                         -
Income (loss) from continuing
operations                           (23)                      (38)

Discontinued operations (Note C):
	Loss from environmental
      segment to April 1, 2006         -                       (98)
	Loss from discontinued
      operations of Texas
	Convenience Store
      Segment to December
      19, 2005                         -                      (101)
	Total discontinued
      operations                       -                      (199)

Net income (loss)             $      (23)             $       (237)

Basic and diluted earnings
(loss) per share:
Continuing operations         $    (0.00)             $      (0.00)
Discontinued operations            (0.00)                    (0.02)
	Earnings (loss) per
      common share            $    (0.00)             $      (0.02)



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Evans Systems, Inc.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                                (In thousands)

                              Three Months Ended December 31,
                              2006                    2005

Cash flows provided
(used) by operating
activities:
Net income (loss)             $      (23)             $       (237)
    Adjustments:
Depreciation and
amortization                           -                        37
Loss (gain) on sale of
fixed assets                           -                         -
Changes in working capital:
Current assets                        35                        72

Current liabilities                  (24)                       85
Total adjustments                     11                       194
Net cash provided (used) by
operating activities                 (12)                      (43)

Cash flows provided (used) by
investing activities:
Repayment on notes receivable          -                         -
Capital expenditures                   -                         -
Proceeds from sale of property
and equipment                          -                         -
Net cash provided (used) by
investing activities                   -                         -
Cash flows used by financing
activities:
Repayment on notes payable             -                       (22)
Net proceeds from stock issuance       -                         -
Net cash used by financing
activities                             -                       (22)

Net increase (decrease) in cash      (12)                      (65)

Cash and cash equivalents,
beginning of period                   13                       186

Cash and cash equivalents,
end of period                 $        1              $        121



The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2007.

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

Note B - Common Stock Purchase Agreement
On April 12, 2006 (the "Effective Date"), pursuant to the terms of an Agreement For the Purchase of Common Stock (the "Agreement") entered by and among Evans Systems, Inc. (the "Seller" or the "Company"); Homeland Integrated Security Systems, Inc., whose address is 2 Town Square Boulevard, Asheville, North Carolina ("Homeland" or the "Buyer"); and Cain, Smith & Strong II, LP ("CSS" or "Secured Creditor"), Homeland has agreed to purchase 50.1% of the issued and outstanding common shares of the Company in exchange for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000.00) (the "Purchase Price") payable as follows: Fifty Thousand Dollars ($50,000) previously paid and held as a deposit plus One Hundred Thousand Dollars ($100,000.00) at closing and Thirty-Five Thousand Dollars ($35,000) per month for a period of ten (10) months due and payable on the 11th day of each month (the "Transaction"). The Company did not effect the 1 for 10 reverse split and amend its articles in a timely manner, as agreed to in the April 11 Agreement. The Agreement was rescinded, and a new Agreement was entered into on August 31, 2006. The transaction closed on September 11, 2006. In consideration, the Company sold a total of 72,821,557 shares to HISS for $500,000, said funds to be utilized to reduce overall debt. Of the total, 40,000,000 shares were issued on September 11, 2006, 31,000,000 issued on October 30, 2006, and 1,821,557 were issued on
December 11, 2006.

As of September 30, 2006, the Company, through the escrow agent, had received approximately $325,000 of the $500,000 purchase price, was due $175,000 at September 30, 2006, and had issued 40,000,000 shares to HISS. The Company has reflected a contingent liability for the remaining 32,821,557 shares to be issued until such time as the final transaction as consummated and the common stock is issued to Homeland.

Pursuant to the Agreement, Blair Couey, Dan Willis and Randy M. Clapp agreed to resign as directors of the Company (the "Former Directors"). Ian
Riley, Brian Riley, and Fred Wicks were appointed as the new directors of Company (the "New Directors") upon consummation of the transaction.

In further consideration of the obligations set forth in the Agreement the parties agreed that at Closing CSS would convert a portion of its debt into 4,000,000 shares of the Company's common stock at $.05 per share, to be paid by a credit in the amount of $200,000 to the note obligation owed to CSS by the Company. The Company and Homeland further agree that, after the successful completion of the Agreement, 1) the Company will issue 1,000,000 shares of its common stock to CSS for a price of $.05 per share, by conversion of $50,000.00 of the convertible note obligation held by CSS. The Company also caused the issuance of restricted shares in the Company to Blair Couey, Dan Willis and Randy M. Clapp with a collective fair market value on the date of issuance of $100,000.00, divided equally (1/3 each) among them.

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

After these transfers to CSS, the conversion of debt into common stock, and CSS's further reduction of debt in consideration for the transfers of assets, the remaining obligation to CSS is $1,206,776. These transactions resulted in the discontinuation of all former business activities by the Company. Thus, the Company has reflected those prior operations, consisting primarily of the Environmental Segment operations, as discontinued

operations and prior periods have been restated. The Company has not allocated interest expense or general corporate overhead to discontinued operations. The otherwise tax liability from this transaction is offset by net operating loss carryforwards of the Company generated from previous years losses. Accordingly, no provision has been recorded. Summary operating results for the quarter ended December 31, 2006 and 2005 are as follows (in thousands):

                              Dec. 31, 2006           Dec. 31, 2005

Revenues                      $           -           $         177
Income (loss) from operations $           -           $         (98)

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

                              Quarter Ended
                              Dec. 31, 2005

Revenues                      $         234
Gross profit                  $         (16)
Income (loss) from operations $        (101)

Note D - Long-Term Debt

As of December 31, 2006, the Company had an approximately $1,207,000 in principal outstanding under a note agreement originally dated June 24, 2002 for $2,600,000, payable to CSS. On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 at the time of assignment to Big Apple Consulting USA, Inc.
under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments.

Note E- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the quarters ending December 31, 2006 and 2005 were computed using 93,109,526 and 10,471,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the quarters ended December 31, 2006 and 2005 since they would have resulted in an antidilutive effect on loss from continuing operations.

At December 31, 2006, the Company had an aggregate 104,716,377 shares of common stock issued, with 104,643,788 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 300,000,000 shares of common stock.

Note F - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2006, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. The suit ended amicably, with Big Apple agreeing to pay the last $160,000 of the Company's debt to CSS under the purchase agreement that closed on

September 11, 2006, and was discussed in Section (B) above. In return, Big Apple received 83,000,000 common shares, including the 30,000,000 shares Issued to the Company's Directors. As partial consideration for the settlement, Ian Riley, Fredrick Wicks, and Brian Riley agreed to resign from the Board of Directors, and shall do so upon the naming of new Directors.

Frank Moody, former CEO of Homeland Integrated Security Systems, Inc. ("HISS") claims he is due more than 5,000,000 shares of Company common stock. The issue is before the Courts in North Carolina in an action against HISS and the Directors of the Company. The Company is not a party to the action.

Other contingent liabilities
On June 22, 2002, the Company issued to JP Morgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions: (i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt ratio shall be less than 0.05, and (iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JP Morgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

Note G - Management's Plans

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

Concurrent with the stock purchase agreement described in Note B, the Company conveyed its remaining business assets to CSS for certain debt reductions, among other things, and effectively ceased its business operations on or around April 11, 2006, which primarily consisted of the environmental remediation segment. These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company.

There can be no assurance that any of management' plans as described above will be successfully implemented or that the Company will continue as a going concern.

Note H - Subsequent Events

On January 5, 2007, the Company was named a defendant in a law suit having
Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639.
The suit ended amicably, with Big Apple agreeing to pay the last $160,000 of the Company' debt to CSS under the purchase agreement that closed on September 11, 2006, and was discussed in Section (B) above. In return, Big Apple received 81,000,000 common shares, including the 30,000,000 shares issued to the Company' Directors. As partial consideration for the settlement, Ian Riley, Fredrick Wicks, and Brian Riley agreed to resign from the Board of Directors, and shall do so upon the naming of new Directors.

Note I- Segment Reporting

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

For a more comprehensive list of our accounting policies, including those that involve varying degrees of judgment, see Note 1 of Notes to Consolidated Financial Statements included in the Company's Annual
Report on Form 10-K for the fiscal year ended September 30, 2006.

Results of Operations

Concurrent with the stock purchase agreement as described in Note B, the Company conveyed its remaining business assets to CSS for certain debt reductions, among other things, and effectively ceased its business operations on or around April 11, 2006, which primarily consisted of the environmental remediation segment. These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described in Note B. Such transaction was subsequently terminated although the Company has entered into negotiations with Homeland to pursue another transaction. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company. The Company has restated the financial statements of the past periods to reflect its discontinued operations. Revenues for the quarter ended December 31, 2006 and 2005 were $0 and $0, respectively. Accordingly, the Company does not believe the results of operations of the Company would not be comparable or useful considering the above transactions.

Operating expenses increased, reflecting the cost of restructuring the Company. Expenses increased from $13,000 for the quarter ended December 31, 2005 to $23,000 for the quarter ended December 31, 2006. A direct comparison of expenses is not meaningful, as the expenses experienced in the quarter ended December 31, 2006 were, for the most part, one time expenses resulting from Company's restructure and its preparation to seek a target for acquisition that would find the Company a favorable purchaser.

Net loss decreased from $237,000 in the quarter ended December 31, 2005 to $23,000 in the quarter ended December 31, 2006. Net loss in the quarter ended December 31, 2005 included losses from discontinued operations of $199,000.

Capital Resources and Liquidity

Cash and cash equivalents were $1,000 and $191,000 at December 31, 2006 and 2005, respectively. The Company had a net working capital deficit of $1,229,000 at December 31, 2006, as compared with a deficit of $1,206,000 at September 30, 2006.
Cash used by operating activities was $12,000 for the three months ended December 31, 2006.

Cash used by operating activities was $43,000 for the three months ended December 31, 2005. Cash used by financing activities was $22,000, which was comprised entirely of debt repayments.

As of December 31, 2005, the Company had an aggregate of approximately $2,700,000 in principal outstanding under various note agreements. This was reduced to $1,207,000 as at December 31, 2006, the full amount being a note to Big Apple Consulting USA, Inc.

The Company intends to finance its working capital requirements through a sale of its shares, and the purchase of an operating business entity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to locate and purchase a suitable business to acquire; and the willingness of an acquisition candidate to be acquired before the issue of whether Frank Moody is owed 7,600,000 shares (See Legal Proceedings, above).

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

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. Except as described below, as of December 31, 2006, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. The suit ended amicably, with Big Apple agreeing to pay the last
$160,000 of the Company's debt to CSS under the purchase agreement that closed on September 11, 2006, and was discussed in Section (B) above.
In return, Big Apple received 81,000,000 common shares, including the 30,000,000 shares Issued to the Company's Directors. As partial consideration for the settlement, Ian Riley, Fredrick Wicks, and Brian Riley agreed to resign from the Board of Directors, and shall do so upon the naming of new Directors.

Frank Moody, former CEO of Homeland Integrated Security Systems, Inc. ("HISS") claims he is due more than 5,000,000 shares of Company common stock. The issue is before the Courts in North Carolina in an action against HISS and the Directors of the Company. The Company is not a party to the action.

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

A. Exhibits.

Exhibit 31 - Certification of Fredrick Wicks, Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32 - Certification of Fredrick Wicks, Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

B.  Reports on Form 8K

        None.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2007

EVANS SYSTEMS, INC.

By: /s/ Fredrick Wicks

Fredrick Wicks
President and Chief Executive Officer
and Acting Chief Financial Officer

Exhibit 31


         CERTIFICATION OF Fredrick Wicks, CHIEF EXECUTIVE OFFICER
             AND ACTING CHIEF FINANCIAL OFFICER, PURSUANT TO
         RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Fredrick Wicks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Evans Systems, Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: February 23, 2007

By: /s/ Fredrick Wicks

Fredrick Wicks
President, Chief Executive Officer
and Acting Chief Financial Officer

Exhibit 32


CERTIFICATION OF FREDRICK WICKS, CHIEF EXECUTIVE OFFICER
AND ACTING CHIEF FINANCIAL OFFICER,
PURSUANT TO 18 U.S.C. SECTION 1350



     The undersigned officer of Evans Systems, Inc. ("ESI") hereby certify that (a) ESI's Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as filed with the Securities and Exchange Commission
(the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of ESI.


/s/ Fredrick Wicks

Fredrick Wicks
President and Chief Executive Officer
February 23, 2007



/s/ Fredrick Wicks

Fredrick Wicks
As Acting Chief Financial Officer
February 23, 2007