Form 10QSB
period 2007-03-31
EVANS SYSTEMS INC
filed 2007-05-21
CIK 904901

As Filed with the Securities and Exchange Commission on May 21, 2007
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2007

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-21956

                               EVANS SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                             74-1613155
 ------------------------------                           ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          (Identification number)

            1 Town Square Blvd, Suite 347, Asheville, North Carolina
         ---------------------------------------------------------------
        (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                             Frank Moody, President
                                 (828) 681-8105
        ------------------------------------------------------------------
       (Name, address, including zip code, and telephone number, including area code, of agent for service)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----    -----
Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at May 18, 2007 was 125,643,788

                               Evans Systems, Inc.

                                      Index


Part I.  Financial Information
                                                                           Page
         Item 1. Financial Statements (Unaudited)                         Number
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2007 and September 30, 2006                     3

                  Condensed Consolidated Statements of Income for
                  the Three Months Ended March 31, 2007 and 2006            4

                  Condensed Consolidated Statements of Income for
                  the Six Months Ended March 31, 2007 and 2006              5

                  Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended March 31, 2007 and 2006              6

                  Notes to the Condensed Consolidated Financial
                  Statements                                                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               12

         Item 4.  Controls and Procedures                                   12

Part II. Other Information

         Item 1.  Legal Proceedings                                         13

         Item 2.  Changes in Securities and Use of Proceeds                 13

         Item 3.  Defaults upon Senior Securities                           13

         Item 4.  Submission of Matters to a Vote of Security Holders       13

         Item 5.  Other Information                                         13

         Item 6.  Exhibits and Reports on Form 8-K                          13

Signatures                                                                  14



Part I.  Financial Information
Item 1. Financial Statements


                                  Evans Systems, Inc.
                         Condensed Consolidated Balance Sheets
                                      (Unaudited)
                                    (in thousands)



                                                             March 31,     September 30,
                                                               2007            2006
                                                               ----            ----
                        Assets
                        ------
Current Assets:
     Cash and cash equivalents                               $   --          $     13
     Related party receivables                                    140             175
     Other current assets                                        --              --
                                                             --------        --------
         Total current assets                                    --               188

Property and equipment, net                                      --              --
                                                             --------        --------
              Total assets                                   $    140        $    188
                                                             --------        --------

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                   $     47        $     57
     Related party payables                                        11            --
     Accrued excise, property and other taxes payable             105             130
     Current portion of long-term debt                          1,207           1,207
     Accrued interest                                            --              --
                                                             --------        --------
         Total current liabilities                              1,370           1,394

Long-term debt, net of current portion                           --              --
                                                             --------        --------
         Total liabilities                                      1,370           1,394
Stockholders' equity (deficit)
     Common stock, $.01 par value, 300,000,000 shares
     authorized, 125,643,788 shares issued and outstanding      1,256             718
     Additional paid-in capital                                17,311          17,374
     Accumulated deficit                                      (19,363)        (19,089)
     Treasury stock, 72,589 shares, at cost                      (434)           (434)
                                                             --------        --------
         Total stockholders' deficit                           (1,230)         (1,431)
                                                             --------        --------
              Total liabilities and stockholders' equity     $    140        $    188
                                                             ========        ========



                     The accompanying notes are an integral part
                 of these condensed consolidated financial statements.

                                          3

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                 Three Months
                                                                Ended March 31,
                                                                ---------------
                                                                2007      2006
                                                                ----      ----

Revenues                                                      $  --      $  --

Cost of sales                                                    --         --
                                                              ------     ------

Gross profit                                                     --         --

Operating expenses:
     Employment expenses                                         --         --
     General & administrative expenses                             1         12
     Depreciation and amortization                               --         --
     (Gain) loss on sale of assets                               --         --
                                                              ------     ------
     Total operating expenses                                      1         12
                                                              ------     ------
Operating loss                                                    (1)       (12)
Other income (expense)
     Interest expense, net                                       --         (67)
     Settlement agreement expenses                              (250)       --
     Other income (expense), net                                 --          31
     Rental income, net                                          --          33
                                                              ------     ------
         Total other income (expense)                           (250)        (3)
                                                              ------     ------
Income (loss) before income taxes                               (251)       (15)
Provision for income taxes                                       --         --
                                                              ------     ------
Income (loss) from continuing operations                        (251)       (15)
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                                --        (125)
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005          --         --
                                                              ------     ------
     Total discontinued operations                               --        (125)
                                                              ------     ------
Net income (loss)                                             $ (251)    $ (140)
                                                              ======     ======

Basic and diluted earnings (loss) per share:
     Continuing operations                                    $(0.00)   $(0.00)
     Discontinued operations                                    --       (0.01)
                                                              ------    ------
         Earnings (loss) per common share                     $(0.00)   $(0.01)
                                                              ======    ======


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.



                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                   Six Months
                                                                 Ended March 31,
                                                                 2007      2006

Revenues                                                        $ --      $ --

Cost of sales                                                     --        --
                                                                ------    ------

Gross profit                                                      --        --

Operating expenses:
     Employment expenses                                          --        --
     General & administrative expenses                              24        25
     Depreciation and amortization                                --        --
     (Gain) loss on sale of assets                                --        --
                                                                ------    ------
     Total operating expenses                                       24        25
                                                                ------    ------
Operating loss                                                     (24)      (25)
Other income (expense)
     Interest expense, net                                        --        (133)
     Settlement agreement expenses                                (250)
     Other income (expense), net                                  --          32
     Rental income, net                                           --          73
                                                                ------    ------
         Total other income (expense)                             (250)      (28)
                                                                ------    ------
Income (loss) before income taxes                                 (274)      (53)
Provision for income taxes                                        --        --
                                                                ------    ------
Income (loss) from continuing operations                          (274)      (53)
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                                 --        (223)
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005           --        (101)
                                                                ------    ------
     Total discontinued operations                                --        (324)
                                                                ------    ------
Net income (loss)                                               $ (274)   $ (377)
                                                                ======    ======

Basic and diluted earnings (loss) per share:
     Continuing operations                                      $(0.00)   $(0.01)
     Discontinued operations                                     (0.00)    (0.03)
                                                                ------    ------
         Earnings (loss) per common share                       $(0.00)   $(0.04)
                                                                ======    ======


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                                       5

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                                  Six Months
                                                                Ended March 31,
                                                                ---------------
                                                                2007       2006
                                                                ----       ----

Cash flows provided (used) by operating activities:
     Net income (loss)                                         $(274)     $(377)
     Adjustments:
         Depreciation and amortization                          --           77
         Bad debt expense                                       --         --
         Settlement agreements costs                             250
         Loss (gain) on sale of fixed assets                    --         --
         Changes in working capital:
              Current assets                                      35        152
              Current liabilities                                (24)        35
                                                               -----      -----
     Total adjustments                                           261        264
                                                               -----      -----
Net cash provided (used) by operating activities                 (13)      (113)

Cash flows provided (used) by investing activities:
     Issuance of notes receivable                               --         --
     Repayment on notes receivable                              --            1
     Capital expenditures                                       --         (173)
     Proceeds from sale of property and equipment               --         --
                                                               -----      -----
Net cash provided (used) by investing activities                --         (172)

Cash flows used by financing activities:
     Proceeds from issuance of debt                              151
     Repayment on notes payable                                 --          (34)
     Net proceeds from stock issuance                           --         --
                                                               -----      -----
Net cash used by financing activities                            117

Net increase (decrease) in cash                                  (13)      (168)

Cash and cash equivalents, beginning of period                    13        186
                                                               -----      -----

Cash and cash equivalents, end of period                       $--        $  18
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

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2007.

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

Note B - Settlement Agreement

On February 26, 2007 (the "Effective Date"), pursuant to the terms of a Settlement Agreement entered into by and between Big Apple Consulting USA, Inc.("Lender"), Homeland Integrated Security Systems, Inc., a Florida corporation("HISC"), Evans Systems, Inc. ("EVSY"), Frederick Wicks, an individual, Ian Riley, an individual and Brian Riley, an individual (collectively "EXECUTIVE OFFICERS"), EXECUTIVE OFFICERS transferred such outstanding and issued common stock in order to provide FRANK MOODY, an individual ("MOODY") with 51% control of EVSY. The mechanism for transferring such 51% control was as follows:

          a. EXECUTIVE OFFICERS, as Transferees, each caused to be transferred Ten Million of each of their shares of common stock of EVSY, resulting in a total transfer of Thirty Million Shares of common stock of EVSY to MOODY.

          b. EXECUTIVE OFFICERS, as Transferees, each caused to be transferred an additional 43,000,000 shares of common stock of EVSY to MOODY.

EXECUTIVE OFFICERS individually and in their capacity as officers and directors of EVSY and HISC, personally represented and warranted the following: (i) that they were tendering 100% of any and all shares of common stock issued to EXECUTIVE OFFICERS with the exception of the shares that EXECUTIVE OFFICERS received by way of dividend based on their proportional share of the outstanding and issued stock of HISC, said shares having been issued to all shareholders of HISC, and (ii) that there are no commitments or obligations on behalf of the EVSY or on behalf of HISC to issue any additional shares of common stock, or any other stock of EVSY pursuant to warrant, option, conversion right, preferred stock or by any other mechanism. Further, EXECUTIVE OFFICERS both as individuals and in their capacity as officers and directors of EVSY and HISC, represented that to their collective knowledge the number of shares of common stock issued and outstanding as of the date of execution of the Settlement Agreement was less than Seventy Three Million (73,000,000) and that this was a fully diluted number.

LENDER agreed to assume the outstanding debt owed to Cain, Smith & Strong II, LLP ("CSS") in the amount of One Hundred and Sixty Thousand Dollars ($160,000.00) and further represented and warranted that it obtained the consent from Cain Smith and Strong, II, LLP to such assumption of debt presently due and owing.

LENDER further represented and warranted that it would ensure that CSS would be issued 5 million shares of restricted common stock of EVSY. As of March 31, 2007, all of such 5 million shares had been issued to CSS.

Note C - Common Stock Transactions

During March 2007, the Company issued 1,000,000 shares of common stock to CSS as additional consideration for CSS's assistance in finalizing the Settlement Agreement. The shares were issued at $0.05 per share, as stipulated in the Settlement Agreement. Accordingly, the Company recorded a $50,000 settlement agreement expense associated with the stock issuance in the current quarter.

During March 2007, the Company issued 20,000,000 shares of common stock to Frank Moody, CEO, for services rendered to the Company of $200,000 during the consummation of the Settlement Agreement. According, the Company recorded a $200,000 settlement agreement expense with the stock issuance in the current quarter.

Note D - Long-Term Debt

As of March 31, 2007, the Company had an approximately $1,207,000 in principal outstanding under a note agreement originally dated June 24, 2002 for $2,600,000, payable to CSS. On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000at the time of assignment to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments. The note may be converted into shares of common stock of the Company by Big Apple Consulting USA at a conversion $0.05 per share or such lesser amount as agreed by the Company and Big Apple Consulting USA. Big Apple consulting converted $100,000 worth of shares into common stock at a discounted rate to satisfy past due interest owed under the Note; therefore, the Note no longer is in default.

Note E- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and six months ending March 31, 2007 and 2006 were computed using 111,877,121 and 10,471,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the three and six months ended March 31, 2007 and 2006 since they would have resulted in an antidilutive effect on loss from continuing operations.

At March 31, 2007, the Company had an aggregate 125,643,788 shares of common stock issued. The Company is authorized to issue up to 300,000,000 shares of common stock.

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

On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. On February 26, 2007, the suit settled amicably, with Big Apple agreeing to pay the last $160,000 of the Company's debt to CSS under the purchase agreement that closed on September 11, 2006, and was discussed in Note B above. In return, Big
Apple received 81,000,000 common shares, including the 30,000,000 shares; Issued to the Company's Directors. As partial consideration for the settlement, Ian Riley, Fredrick Wicks, and Brian Riley agreed to resign from the Board of Directors.

Frank Moody, the Company's CEO and former CEO of Homeland Integrated Security Systems, Inc. ("HISS"), claims he is due up to 7,500,000 shares of Company common stock. The issue is before the Courts in North Carolina in an action against HISS and the Directors of the Company. The Company is not a party to the action.

Other contingent liabilities
----------------------------
On June 22, 2002, the Company issued to JPMorgan Chase Bank a non-interest bearing $2,000,000 contingent note. Under the terms of the contingent note, the note is payable only upon the occurrence of each of the following conditions:
(i) the closing bid price of the Company's common stock exceeds $5.00 for 180 consecutive trading days; (ii) the Company's debt to equity ratio shall be less than 50%; (iii) the Company's revenue/debt ratio shall be less than 0.05, and
(iv) the Company's interest burden coverage shall be greater than 20 times. Should all of these conditions be met, the note would have a maturity date of 5 years from the date such conditions are met. Should the payment conditions not be met by June 21, 2012, the note will be automatically null and void. The contingency note's purpose was for JPMorgan, for having made prior concessions to the Company, to participate in any financial windfall of the Company, should such an eventuality occur. It is management's opinion that it is very unlikely this note will become effective prior to the termination date.

Note G - Management's Plans

The Company has been notified that as a result of the Company's failure to timely file recent periodic reports with the Securities and Exchange Commission, the National Association of Securities Dealers has caused EVSY to cease to be quoted on the Over the Counter Bulletin Board, the net effect of which is to cause EVSY to be listed on the Pink Sheets.

The Company recently appointed Frank Moody as CEO and director. Along with the appointment, the Company intends to satisfy all reporting requirements to allow an up-list to the NASDAQ Bulletin Board. The new focus of Evans Systems will include mergers and acquisitions which will provide significant and stable growth for the Company and its shareholders. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

Note H - New Directors

On March 13, 2007, Dan Willis and Douglas Smith were appointed to the Company's Board of Directors.

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

Application of Critical Accounting Policies
-------------------------------------------

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

Revenue Recognition
-------------------

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

Inventories
-----------

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


Results of Operations
---------------------

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

Operating expenses decreased, reflecting the inactivity of the Company after its restructuring. Expenses decreased from $25,000 for the six months ended March 31, 2006 to $24,000 for the six months ended March 31, 2007. A direct comparison of expenses is not meaningful, as the expenses experienced in the six months ended December 31, 2006 were, for the most part, one time expenses resulting from Company's restructure and its preparation to seek a target for acquisition that would find the Company a favorable purchaser.

Net loss decreased from $377,000 in the six months ended March 31, 2006 to $274,000 in the six months ended March 31, 2007.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $0 and $18,000 at March 31, 2006 and 2007, respectively. The Company had a net working capital deficit of $1,229,000 at December 31, 2006, as compared with a deficit of $1,206,000 at September 30, 2006.

Cash used by operating activities was $13,000 for the six months ended March 31, 2007. Cash used by financing activities was $0.

As of December 31, 2005, the Company had an aggregate of approximately $2,700,000 in principal outstanding under various notes. This was reduced to $1,207,000 as at December 31, 2006, the full amount being a note to Big Apple Consulting USA, Inc.

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

Item 4. Controls and Procedures

The management of the Company, with the participation of the Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company's periodic SEC filings within the required time period.

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

                           Part II. Other Information

Item 1.     Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of March 31, 2007, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 2.     Changes in Securities and Use of Proceeds

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Shareholders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8K

A. Exhibits.

Exhibit 31 - Certification of Frank Moody, Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32 - Certification of Frank Moody, Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350

B. Reports on Form 8K

     On February 26, 2007, the Company filed a Current Report on Form 8-K disclosing the following:
     o Entry Into a Material Definitive Agreement to settle certain litigation and transferring 51% control of the Company to Frank Moody;
     o Disclosing notice received from NASD that the Company's shares has ceased being quoted on the Over the Counter Bulletin Board; and
     o The transfer of controlling interest in the Company's outstanding common stock to Frank Moody.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2007


                                            EVANS SYSTEMS, INC.

                                            By:  /s/  Frank Moody
                                               --------------------------------
                                                      Frank Moody
                                                      President,
                                                      Chief Executive Officer
                                                      and Acting
                                                      Chief Financial Officer