Form 10-Q
period 2007-06-30
EVANS SYSTEMS INC
filed 2007-08-14
CIK 904901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2007

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

         1 Town Square Blvd, Suite 347, Asheville, North Carolina 28803
                                 (828) 681-8105
         ---------------------------------------------------------------
        (Address including zip code and telephone number, including area code, of registrant's principal executive offices)

                             Frank Moody, President
                          1 Town Square Blvd., Ste. 347
                               Asheville, NC 28803
                                 (828) 681-8105
        ------------------------------------------------------------------
       (Name, address, including zip code, and telephone number, including area code, of agent for service)

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

Number of shares of common stock of registrant outstanding exclusive of Treasury shares or shares held by subsidiaries of the registrant at August 7, 2007 was 168,422,789.

                               Evans Systems, Inc.

                                      Index


 Part I. Financial Information
                                                                           Page
         Item 1.  Financial Statements (Unaudited)                        Number
                  Condensed Consolidated Balance Sheets as of
                  March 31, 2007 and September 30, 2006                     3

                  Condensed Consolidated Statements of Income for
                  the Three Months Ended March 31, 2007 and 2006            4

                  Condensed Consolidated Statements of Income for
                  the Six Months Ended March 31, 2007 and 2006              5

                  Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended March 31, 2007 and 2006              6

                  Notes to the Condensed Consolidated Financial
                  Statements                                                7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                               11

         Item 4.  Controls and Procedures                                   11

Part II. Other Information

         Item 1.  Legal Proceedings                                         11

         Item 2.  Changes in Securities and Use of Proceeds                 11

         Item 3.  Defaults upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of Security Holders       11

         Item 5.  Other Information                                         11

         Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                                  13



                          Part I. Financial Information


Item 1. Financial Statements


                                   Evans Systems, Inc.
                          Condensed Consolidated Balance Sheets
                                       (Unaudited)
                                     (in thousands)



                                                                  June 30,     September 30,
                                                                    2007            2006
                                                                  --------       --------
                                Assets
                                ------
Current Assets:
     Cash and cash equivalents                                    $   --         $     13
     Related party receivables                                        --              175
     Other current assets                                             --             --
                                                                  --------       --------
         Total current assets                                         --              188

Property and equipment, net                                           --             --
                                                                  --------       --------
              Total assets                                        $   --         $    188
                                                                  --------       --------

                     Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                        $     49       $     57
     Related party payables                                            828           --
     Accrued excise, property and other taxes payable                  105            130
     Current portion of long-term debt                                 900          1,207
     Accrued interest                                                 --             --
                                                                  --------       --------
         Total current liabilities                                   1,882          1,394

Long-term debt, net of current portion                                --             --
                                                                  --------       --------
         Total liabilities                                           1,882          1,394
Stockholders' equity (deficit)
     Common stock, $.01 par value, 300,000,000 shares
     authorized, 127,647,789 shares issued and outstanding           1,276            718
     Additional paid-in capital                                     17,245         17,374
     Accumulated deficit                                           (19,969)       (19,089)
     Treasury stock, 72,589 shares, at cost                           (434)          (434)
                                                                  --------       --------
         Total stockholders' deficit                                (1,882)        (1,431)
                                                                  --------       --------
              Total liabilities and stockholders' equity          $   --         $    188
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

                                            3

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                              Three Months
                                                              Ended June 30,
                                                             ---------------
                                                              2007      2006
                                                             -----     -----

Revenues                                                     $ --       $ --

Cost of sales                                                  --         --
                                                             ------     ------

Gross profit                                                   --         --

Operating expenses:
     Employment expenses                                       --         --
     General & administrative expenses                          789         63
     Depreciation and amortization                             --         --
     (Gain) loss on sale of assets                             --         --
                                                             ------     ------
     Total operating expenses                                   789         63
                                                             ------     ------
Operating loss                                                 (789)       (63)
Other income (expense)
     Interest expense, net                                     (100)      --
     Gain on disposal of assets                                --          132
     Gain on Extinguishment of debt                             307       --
     Other income (expense), net                               --            7
     Rental income, net                                        --           30
                                                             ------     ------
         Total other income (expense)                           207        169
                                                             ------     ------
Income (loss) before income taxes                              (582)       106
Provision for income taxes                                     --         --
                                                             ------     ------
Income (loss) from continuing operations                       (582)       106
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                              --           (4)
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005        --         --
                                                             ------     ------
     Total discontinued operations                             --           (4)
                                                             ------     ------
Net income (loss)                                            $ (582)    $  102
                                                             ======     ======

Basic and diluted earnings (loss) per share:
     Continuing operations                                   $(0.00)    $(0.01)
     Discontinued operations                                   --        (0.00)
                                                             ------     ------
         Earnings (loss) per common share                    $(0.00)    $ 0.01
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

                               Evans Systems, Inc.
                   Condensed Consolidated Statements of Income
                                 (Unaudited) (in
                      thousands, except per share amounts)



                                                               Nine Months
                                                              Ended June 30,
                                                              2007      2006

Revenues                                                     $ --      $ --

Cost of sales                                                  --        --
                                                             ------    ------

Gross profit                                                   --        --

Operating expenses:
     Employment expenses                                       --        --
     General & administrative expenses                          837        63
     Depreciation and amortization                             --        --
     (Gain) loss on sale of assets                             --        --
                                                             ------    ------
     Total operating expenses                                   837        63
                                                             ------    ------
Operating loss                                                 (837)      (63)
Other income (expense)
     Interest expense, net                                     (100)     (133)
     Gain on disposal of assets                                --         132
     Gain on Extinguishment of debt                             306      --
     Settlement agreement expenses                             (250)     --
     Other income (expense), net                               --          39
     Rental income, net                                        --         103
                                                             ------    ------
         Total other income (expense)                          (250)      141
                                                             ------    ------
Income (loss) before income taxes                               (43)       78
Provision for income taxes                                     --        --
                                                             ------    ------
Income (loss) from continuing operations                       (880)       78
Discontinued operations (Note C):
     Loss from discontinued operations of Environmental
         Segment to April 1, 2006                              --        (248)
     Loss from disposal of Environmental Segment               --          (4)
     Loss from discontinued operations of Texas
         Convenience Store Segment to December 19, 2005        --        (101)
                                                             ------    ------
     Total discontinued operations                             --        (353)
                                                             ------    ------
Net income (loss)                                            $ (880)   $ (275)
                                                             ======    ======

Basic and diluted earnings (loss) per share:
     Continuing operations                                   $(0.00)   $(0.01)
     Discontinued operations                                  (0.00)    (0.03)
                                                             ------    ------
         Earnings (loss) per common share                    $(0.00)   $(0.02)
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

                               Evans Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                               Nine Months
                                                              Ended June 30,
                                                            ------------------
                                                              2007       2006
                                                              ----       ----

Cash flows provided (used) by operating activities:
     Net income (loss)                                      $  (880)   $  (275)
     Adjustments:
         Depreciation and amortization                         --           77
         Bad debt expense                                      --         --
         Settlement agreements costs                            250
         Loss (gain) on sale of fixed assets                   --         (128)
         Changes in working capital:
              Current assets                                    140        620
              Current liabilities                               354       (636)
                                                            -------    -------
     Total adjustments                                          744        (67)
                                                            -------    -------
Net cash provided (used) by operating activities               (136)      (342)

Cash flows provided (used) by investing activities:
     Issuance of notes receivable                              --         --
     Repayment on notes receivable                             --            1
     Capital expenditures                                      --         (173)
     Proceeds from sale of property and equipment              --            5
                                                            -------    -------
Net cash provided (used) by investing activities               --         (167)

Cash flows used by financing activities:
     Proceeds from issuance of debt                                       151
     Repayment on notes payable                                (306)       (34)
     Net proceeds from stock issuance                           429        223
                                                            -------    -------
Net cash used by financing activities                          123        340

Net increase (decrease) in cash                                 (13)      169)

Cash and cash equivalents, beginning of period                   13       186
                                                            -------   -------

Cash and cash equivalents, end of period                    $  --     $    17
                                                            =======   =======

Supplemental disclosure of non-cash transactions
Relief of notes payable                                     $         $ 1,460
                                                            =======   =======
Conveyance of assets to CSS                                           $ 1,571
                                                            =======   =======
Issuance of common stock to CSS                                       $   200



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Evans Systems, Inc. and its subsidiaries (dba MC Star and collectively referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2007.

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

Note B - Resumption of Operations

Evans Systems reemerged as an operating company with the signing of a licensing agreement and joint venture agreement with Child Watch of North America. Child Watch is a non-profit company that focuses on the search, rescue, and recovery of children who are missing in North America, as well as mentoring and assisting with the reintegration of children that are located. Child Watch is a 501(c)(3) Tax-exempt charity and is a publicly supported organization as defined in sections 509 (a) and 170 (b)(1)(A)(vi) of the Internal Revenue Service Code.

Jointly, Child Watch of North America and Evans Systems agreed to create the Child Watch Network. The Child Watch Network (CWN) will be provided through "Point of Sale" digital signage systems in various commercial areas nationwide. Evans Systems has signed an agreement with Humware Media Corp. a Denver, Colorado based digital signage company. Humware is to create and maintain the backbone of the Child Watch Network. Evans Systems entered into a contract with Adcentricity to sell ads on behalf of the Child Watch Network. Evans will recognize revenue generated on a pro-rata basis based on the length of the contract. Revenue will be recorded on a gross sales basis and fees by Ancentricity will be recorded as a cost of sales.

Evans Systems has signed sponsorship agreements with several retailers for installation of the initial stages of the Child Watch Network. These retailers are located in the Kansas City, MO, Metro area. The retailers operate gas stations and convenience stores. Management expects the network to become operational during the next quarter of 2007.

Note C - Common Stock Transactions

During April 2007, the Company issued 2,000,000 shares of common stock to Big Apple Consulting USA, Inc. to pay all past due interest on a certain promissory note dated June 2002_in the original principal amount of $2,600,000, issued to Chase Manhattan Bank (the "Note"), which was later assigned to Cain, Smith & Strong, LLC ("CSS"), and then assigned to Big Apple Consulting USA. At the time of the assignment of the Note to Big Apple Consulting, the outstanding principal balance of the Note was $1,207,000. The shares were issued at a value $0.05 per share, as stipulated in the Note. Accordingly, the Company recorded a $100,000 interest expense associated with the stock issuance in the current quarter.

On February 26, 2007, Evans Systems Incorporated's previous Board of Directors (the "Previous Board") resigned from the Company and its current board members were elected (the "Board"). Subsequent to their election, the Board undertook an internal investigation into the Previous Board's management of the Company. The Board's internal investigation discovered evidence of mismanagement by Evans's Previous Board, including the unauthorized issuance of over 31,000,000 shares of Evans's stock to Homeland Integrated Security System, Inc. In order to recover for the losses incurred as a result of the Previous Board's mismanagement, on August 1, 2007, Evans filed a complaint in the United States District Court for the Northern District of Texas, which alleges that the individual members of the Previous Board breached their duties to Evans and violated the Federal Securities Laws. Evans intends to vigorously pursue its claims against the Previous Board.

Note D- Current Debt; Related Party Payables

During the quarter ended June 30, 2007, the Company incurred $817,000 in related party debt. $450,000 in costs were incurred for expenses from MJMM Investments, Inc., associated with the lawsuit involving Big Apple Consulting, USA Inc., Frederick Wicks, Brian Riley, and Joshua Riley, and Homeland Integrated Security Systems. Approximately $150,000 was incurred for expenses related to the start up costs of the Child Watch Net Work. The remaining $167,000 is for expenses incurred by the Company for services provided to the Company by its current management.

Note E - Long-Term Debt

As of June 30, 2007, the Company had approximately $900,000 in principal outstanding under a note agreement originally dated June 24, 2002 for $2,600,000, payable to Chase Manhattan Bank, which was assigned to CSS. On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 at the time of assignment to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement. The Company had been notified by CSS that the note was in default for failure of the Company to make the required monthly interest payments. The note may be converted into shares of common stock of the Company by Big Apple Consulting USA at a conversion $0.05 per share or such lesser amount as agreed by the Company and Big Apple Consulting USA. Big Apple consulting converted $100,000 worth of shares into common stock at a discounted rate to satisfy past due interest owed under the Note; therefore, the Note no longer is in default.

Note F- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending June 30, 2007 and 2006 were computed using 111,877,121 and 10,471,831 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the three and nine months ended June 30, 2007 and 2006 since they would have resulted in an anti-dilutive effect on loss from continuing operations. At June 30, 2007, the Company had an aggregate of 125,643,788 shares of common stock issued. The Company is authorized to issue up to 300,000,000 shares of common stock.

Note G - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of June 30, 2007, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

Note H - Management's Plans

The Company has been notified that as a result of the Company's failure to timely file recent periodic reports with the Securities and Exchange Commission, the National Association of Securities Dealers has caused the Company's Common Stock to cease to be quoted on the Over the Counter Bulletin Board, the net effect of which was to cause the shares to be listed on the Pink Sheets.

The Company recently appointed Frank Moody as CEO and director. Along with the appointment, the Company intends to satisfy all reporting requirements to allow the Company again to have its common stock quoted on the Over the Counter Bulletin Board. The new focus of Evans Systems will include organic growth using the newly developed Child Watch Network, mergers and acquisitions which will provide significant and stable growth for the Company and its shareholders. There can be no assurance that any of management's plans as described above will be successfully implemented or that the Company will continue as a going concern.

Note I - New Directors/Officers

On June 15, 2007, Don Wood was appointed to the Company's Board of Directors and Gary Musselman was appointed as Chief Financial Officer.

Note J- Segment Reporting

Under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", the Company has no reportable segments: As discussed in Notes 2, 3 and 4, the Company ceased operations of its Texas convenience stores segment, environmental remediation services segment and Texas Petroleum Marketing segment. Such operations have been reflected as discontinued operations and prior periods have been restated. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating income (loss). Inter-segment sales and transfers are accounted for as if such sales or transfers were to third parties; that is, at current market prices.

Note K - Subsequent Events

On July 19, 2007, the Company issued 9,000,000 restricted common shares to MJMM Investments, Inc. to repay $450,000 of short term debt. The Company also issued 9,000,000 restricted common shares to MJMM Investments for consulting services for business development and investor relations. The Company agreed to file a registration statement during the next 12 months in order to register these shares. These shares were valued at $.05 per share.

On July 19, 2007, the Company issued 6,250,000 restricted common shares to Scenic Marketing Group, LLC as payment for services to be provided to the Company.

On July 19, 2007, the Company issued 5,125,000 restricted common shares to HRA Partners, Inc. as payment for services to be provided to the Company.

On July 19, 2007, the Company issued 5,000,000 restricted common shares to Stratford Financial Resources, LLC. as payment for services to be provided to the Company.

On July 19, 2007, the Company issued 2,875,000 restricted common shares to Digital Fusion Group, LLC. as payment for services to be provided to the Company.

On July 19, 2007, the Company issued 3,125,000 restricted common shares to Humware Media, Inc. order to purchase the licensing rights to Boondoggle Sports Network for non-North American venues.

On August 1, 2007, Evans filed a complaint in the United States District Court for the Northern District of Texas, which alleges that the individual members of the Previous Board breached their duties to Evans and violated the Federal Securities Laws. See Note C.

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

Revenue Recognition
-------------------

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company is currently not generating revenue. Management believes revenue will begin to generate during the fourth quarter 2007. Revenue will be generated from the sale of advertisement through the Child Watch Network. Revenue will be recognized on a pro-rata basis over the life of an advertising contract.

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

Results of Operations
---------------------

Operating expenses increased over the same period last year as a result of the Company incurring costs to initiate the Child Watch Network, to defend itself in the litigation involving its former management, Big Apple Consulting USA and Homeland Integrates Security Systems and to pay all past due interest on its debt. Expenses increased from $63,000 for the nine months ended June 30, 2006 to $837,000 for the nine months ended June 30, 2007. A direct comparison of expenses is not meaningful, as the expenses experienced in the nine months ended June 30, 2006 were, for the most part, one time expenses resulting from Company's restructure and its preparation to seek a target for acquisition that would find the Company a favorable purchaser. Net loss increased from $275,000 in the nine months ended June 30, 2006 to $880,000 in the nine months ended June 30, 2007.

Capital Resources and Liquidity
-------------------------------

Cash and cash equivalents were $0 and $17,000 at June 30, 2006 and 2007, respectively. The Company had a net working capital deficit of $1,229,000 at December 31, 2006, as compared with a deficit of $1,206,000 at September 30, 2006.

Cash used by operating activities was $136,000 for the nine months ended June 30, 2007. Cash used by financing activities was $123,000.

As of June 30, 2007, the Company had an aggregate of approximately $900,000 in principal outstanding under the Note.

The Company intends to finance its working capital requirements through a sale of its shares, and the purchase of an operating business entity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the ability of the Company to raise such funds as are necessary to maintain its operations; the ability of management to execute its business plan.

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

In addition, the management of the Company, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the Company's fourth fiscal quarter. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that there has been no change in the Company's internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of June 30, 2007, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

On July 25, 2007, the Board of Directors and the majority Shareholders approved the authorization of 30,000,000 preferred shares, par value $0.0001, and the decrease of par value of authorized Common Stock to $0.0001. This action became effective on August 13, 2007.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Shareholders

None.

Item 5. Other Information

On August 13, 2007 the Company changed it's name to WatchIt Technologies, Inc. This was approved by the Board of Directors and majority shareholders on July 25, 2007.

Item 6. Exhibits and Reports on Form 8K

A. Exhibits.

Exhibit 31.1 and 31.2 - Certification of Frank Moody, Chief Executive Officer and Gary Musselman, Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

Exhibit 32.1 and 32.2 - Certification of Frank Moody, Chief Executive Officer and Gary Musselman, Chief Financial Officer pursuant to 18 U.S.C. Section 1350


B. Reports on Form 8K

On June 11, 2007 the Company filed an 8K due to "Entry into a Material Definitive Agreement" announcing the licensing agreement with Child Watch North America Inc.

On June 12, 2007 the Company filed an 8K due to "Entry into a Material Definitive Agreement" announcing the contract with Humware Media Corporation for providing development and maintenance of the Child Watch Network.

On June 18, 2007 the Company filed an 8K due to "Entry into a Material Definitive Agreement" announcing the contract with Humware Media Corporation for the purchase of international rights to market the Boondoggle Sports Network.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 30, 2007

                                            EVANS SYSTEMS, INC.


                                            By:  /s/  Frank Moody
                                              --------------------------------
                                                      Frank Moody
                                                      President,
                                                      Chief Executive Officer

                                            By:  /s/  Gary Musselman
                                               --------------------------------
                                                      Gary Musselman
                                                      Chief Financial Officer