Form 10KSB
period 2007-09-30
WatchIt Technologies Inc.
filed 2007-12-21
CIK 904901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

 (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21956

WATCHIT TECHNOLOGIES, INC.

FORMERLY EVANS SYSTEMS, INC
 (Exact name of registrant as specified in its charter)

Nevada	26-0591055
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification number)

1 Town Square Blvd,, Suite 347, Asheville, North Carolina 28803
(Address, including Zip Code, of registrant's principal executive offices)

 (Registrant's telephone number, including area code):  (828) 681-8085

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [__]    No [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [__]    No [ X ]

Approximate aggregate market value of common stock held by non-affiliates of the registrant as of September 30, 2006, $4,798,011.

Number of shares of common stock outstanding as of December 17, 2007  120,657,392.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to successfully implement its turnaround strategy, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. In assessing forward-looking statements included herein, readers are urged to carefully read those statements. When used in the Annual Report on Form 10-KSB.  Words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar expressions identify forward-looking statements.  Examples of forward-looking statements include statements about the following:
  Our future operating results,
  Our future capital expenditures,
  Our expansion and growth of operations, and
  Our future investments in and acquisitions of oil and natural gas properties.
We have based these forward-looking statements on assumptions and analyses made in light of our experience and our perception of historical trends, current conditions, and expected future developments.  However, you should be aware that these forward-looking statements are only our predictions and we cannot guarantee any such outcomes.  Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements.  Factors that might cause such a difference include:
  General economic and business conditions,
  Exposure to market risks in our financial instruments,
  Ability to secure subscription agreementsfor digital signage
  Ability to launch Billboard Music Academy
  Ability to locate WIN quizzing platform in hospitality establishments with in the United Kingdom
  Technological changes and developments in Web based delivery systems,
  Regulatory uncertainties and potential environmental liabilities,
  Additional matters discussed under “Risk Factors.”

Item 1: Description of Business

Background

WatchIt Technologies, Inc., a Nevada corporation, was originally incorporated in the State of Texas under the name Evans Systems, Inc., on October 22, 1968. The Company re-domiciled to Nevada in August 2007 and changed its name to WatchIt Technologies, Inc. The Company is a “reporting company” under the Securities Exchange Act of 1934, as amended, and trades on the Pink Sheets under the symbol: WTCT.

WatchIt Technologies is a technology incubator with its core competencies being management support, leadership expertise and marketing implementation. The Company uses these competencies and digital signage technologies to help support and strengthen companies in the out of home media, digital signage, and entertainment industries.

WatchIt Technologies has developed a three-tiered approach to generating revenue over the next several years through the Child Watch Network (CWN), WatchIt Network (WIN), and BMA Partners, LLC, d/b/a “The Billboard Music Academy” (BMA) a Florida limited liability company.

Child Watch Network

CWN was developed in conjunction with Child Watch of North America to market a point of sale digital signage network. The network features time-sensitive information for missing children and child safety information interspersed with retail ads.

WatchIt Technologies and Child Watch of North America have worked together to create Child Watch Network (CWN) as a division of the Company. Child Watch of North America was formed in 1993 as a private, nonprofit 501(c)(3) organization to provide free services nationwide for families of missing children. Child Watch has been directly responsible for the recovery of over 180 children since its inception and has been featured on many national news programs CBS’ 48 Hours, which featured a one-hour segment dedicated to the successful recovery of a 5-year-old, ABC’s Primetime Live, Geraldo Rivera, and Sally Jesse Raphael.

Child Watch is committed to assisting families in the prevention of abduction as well as the search, investigative, and rescue components of child recovery at no charge. Its Abduction Response Team works with law enforcement to coordinate volunteer efforts, poster distribution, and physical ground searches.  Child Watch has partnered with Shell Oil Products U.S. to aid in the recovery of children by utilizing thousands of Shell stations across the country in order to display missing child posters.

CWN is a digital signage advertising network that:
  can generate significant revenue from the sale of rotating advertisements.
  can revolutionize missing child recovery by delivering timely, targeted, important child safety information to a broad audience .
CWN will place digital screens in retail stores across the country such as retailers, gas stations, and convenience stores. A significant participation rate by retailers will be enhanced by:
  placing screens at no cost to participating stores.
  the generation of positive public relations for participating stores because of CWN’s association with Child Watch of North America and the system’s ability to deliver critical information key to the recovery of missing children.

CWN has engaged Adcentricity, a premier digital signage advertising sales organization, to solicit and sell advertising.  Adcentricity will attract advertisers to CWN by promoting its four significant value propositions:

1)	CWN’s broad network of digital signage placements.

2)	The ability of digital signs to provide highly effective point-of-purchase advertising.

3)	CWN’s ability to control ad placement on a local, statewide, and national level.

4)
 The generation of positive public relations for participating advertisers because of CWN’s association with Child Watch of North America and the system’s ability to deliver critical information key to the recovery of missing children.

Licensing Agreement. WatchIt Technologies entered into a Licensing Agreement with Child Watch of North America in May of 2007.  The Agreement states that WatchIt Technologies, through CWN, will jointly market the Child Watch program nationally with the use of digital signage and other various promotions to help in locating missing and exploited children. CWN, in exchange for the right to use the Child Watch name, is obligated to pay a royalty of fifteen (15%) percent of net sales from advertising revenue to Child Watch.

Billboard Music Academy

Billboard Music Academy.

BMA Partners, LLC, d/b/a Billboard Music Academy, was incorporated in June of 2006 and is a subsidiary of WatchIt Technologies BMA has a licensing agreement with Billboard Magazine to create a Billboard-branded site similar to "MySpace" for the music industry. This site will be a sophisticated music education platform and an innovative Internet-based virtual recording studio that will allow musicians to interact and record with each other from anywhere in the world. . It will provide:
  an innovative music education program
  a music-focused social networking website
  a unique virtual recording studio
  online shopping opportunities for music-related products and services
BMA will produce significant revenue by sales of:
  targeted advertising delivered to highly sought-after demographic segments: tweens, teens and young adults.
  subscription-based music education programs designed to capture a significant portion of the $5.4 billion music education market.
  subscription-based usage of BMA’s unique virtual recording studio.
  allow members to buy and sell music via a digital download service similar to iTunes.com.
  event tickets via affiliate channels.
  a retail product line including Billboard-branded products.
Music Education Program. BMA will provide an innovative, low-cost, subscription-based, music education center for a variety of instruments in several genres of music as well as vocal and dance education via the internet.  The Academy also offers a series of live educational and entertainment camps and workshops.

Social Networking Website. BMA will create an online “music community” featuring new methods for performers and music enthusiasts across the world to connect and interact. Registered users will be able to create personal web pages and network with each other in a community solely dedicated to music.

Virtual Recording Studio. BMA’s virtual recording studio will offer members the opportunity to create a virtual band using musicians and singers from anywhere in the world.  Unique and exciting features also allow musicians to play along with their favorite artists as if they were a member of the band.

BMA Products. The website will entice users to shop for music-related merchandise ranging from DVDs and music downloads to musical instruments and event tickets.

Billboard, a unit of Nielsen Media, is the world's premier weekly music publication and a diverse digital, events and brand, content and data licensing platform. The company is headquartered in New York with bureaus in Boston, London, Los Angeles, Miami, Nashville and Washington, D.C., and has editorial correspondents in major cities around the globe. It is the flagship property for the Billboard Information Group, which also consists of Billboard.biz, Billboard.com, Billboard Chart Alert, Billboard Information Network (BIN), Billboard Directories, Billboard Books, Billboard Licensing & Events and Radio & Records.

Billboard Magazine covers every aspect of the music business by offering unrivaled reporting about the latest music, video, gaming, media, digital and mobile entertainment issues and trends, and includes coverage of the most notable and high-profile events of the year. Several internationally recognized music charts are also published each week that track the most popular songs and albums in various categories. The Magazine has a weekly average readership of approximately 115,000, while approximately 7,000,000 Internet users visit Billboard’s Website each week.

In print and online, through face-to-face events and licensing partnerships, Billboard entertains and informs, drives markets, influences decisions, platforms debate, builds community and captures the emotional power for professionals and fans alike.

Licensing Agreement. BMA Partners entered into a long term Licensing Agreement with Billboard in June of 2006.  The Agreement allows WatchIt Technologies, through BMA, to capture a new market under the Billboard brand, while advertising its licensor.

WatchIt Network (WIN)

WIN, a division of the Company, will deliver entertaining sports news, interactive trivia and fantasy sports games that are displayed on television monitors inside hospitality establishments.  This product is currently a digital signage fantasy sports trivia game in North America. WatchIt Technologies purchased the exclusive rights to sell WIN to the international market in June, 2007.

WatchIt Network is the international marketer of Boondoggle, which has been, until now, solely distributed in North America.  WatchIt Network, which will market the product under the name WIN, is a media advertising company that delivers entertaining sports news, interactive trivia and fantasy sports games to the hospitality industry through digital signage.

WIN will deliver a custom-tailored mix of advertising that is interspersed within interactive games that are displayed on establishments’ television monitors. In addition to displaying local and national advertising, WIN enables establishments to promote their own upcoming events as well as other in-house specials, such as food and beverage specials.

Hospitality establishments that utilize WIN, such as restaurants and bars, benefit by being able to keep their patrons entertained and fixed in their seats. WIN will also provide a way for national, regional and local advertisers to effectively create significant revenue opportunities.

Licensing Agreement. WatchIt Technologies, in June of 2007, obtained the exclusive international marketing rights for the Boondoggle Sports Network (BSN) from HumWare Media Corporation.

In June of 2007, WatchIt Technologies signed a joint venture agreement with Quizzing Ltd., the largest quiz organization in the UK, to form a partnership with BSN. Quizzing Ltd. and BSN have developed a sales and marketing plan for the UK, which they have already started to implement. The two companies have met, and are in the process of meeting, with major breweries, pubs, and restaurant establishments to gain exposure to regional and national advertisers in the UK.

Two WIN units have been shipped to the UK to be placed in establishments to serve as an introduction of the product to the region, and as a live demo network to show to major breweries, pubs, owners, and advertisers.

AVAILABILITY OF SEC FILINGS

The SEC maintains an Internet site(EDGAR)that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may find all our public filings on the EDGAR database. TheWebaddress of that site is (http://www.sec.gov).You mayalsoread and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

WEBSITE

Our website can be found at www.watchittech.com. Our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports filed or furnished with the U.S. Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, can be accessed free of charge by linking directly from our website under the “SEC Filings” button to the SEC’s Edgar Database. These filings will be available as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Information contained on our website is not part of this report.

Risk Factors

1.	WE ARE A START-UP BUSINESS.

The Company is in a start-up phase and has not engaged in any material operations to date directly.  There is no certainty that the Company will be successful in overcoming the risks of development in order to advance beyond the start-up phase.  Such start-up risks include, but are not limited to, the following:  (i) a limited number of marketing professionals have been hired or otherwise engaged to implement the Company’s marketing plan; and (ii) without sufficient funds from future financing efforts, the Company may not be able to commence principal operations and may never become a viable entity. WatchIt Technologies, Inc. has just commenced operations, which may make it difficult for you to evaluate our business and prospects based upon prior performance.  The Company has no operating history and, outside of research and business development, we have not conducted any significant business operations.  The Company, therefore, must be considered promotional and in its early formative and developmental stage.  We have very little operating capital, and we need to raise a substantial amount of capital to fund our business plan.

2.	THERE IS NO LIKELIHOOD WE WILL EVER PAY DIVIDENDS.

The Company has never paid dividends.  At present, the Company does not anticipate paying dividends in the foreseeable future and intends to devote any earnings to the development of the Company's business.

3.	WE RELY ON KEY EXECUTIVE OFFICERS TO MANAGE THE AFFAIRS OF THE COMPANY.

The success of our business depends, in large part, upon the ability of our executive officers to manage the execution of our business plan. The loss of the services of any of our executive officers within a short period of time could have a material adverse effect on our business operations. In particular, our success depends, in large part, on the continuing efforts of our CEO, Frank A. Moody II, who also developed our strategic plan and who is responsible for executing that plan. The loss of Mr. Moody would adversely affect our business.  At this time we do not have any term “key man” insurance on Mr. Moody.  If we lose the services of Mr. Moody, our business, financial condition, and results of operations would be materially adversely affected. In addition, our future success is also dependent upon our ability to attract and retain other highly qualified personnel. Competition for such personnel is intense, and if we are unable to attract and retain additional key employees, then our business, financial condition, and results of operations may be adversely affected. We can make no assurances that such key personnel will remain in our employ or that we will be able to attract and retain key personnel in the future.

4.	OUR OFFICERS, DIRECTORS AND EMPLOYEES ARE ENTITLED TO RECEIVE COMPENSATION, PAYMENTS AND REIMBURSEMENTS, REGARDLESS OF WHETHER OR NOT WE ARE PROFITABLE.

Any compensation received by our officers, management personnel, and directors will be determined from time to time by our Board of Directors.  Our officers, directors and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

5.	WE FACE COMPETITION FROM A VARIETY OF OTHER COMPANIES THAT ARE BETTER FINANCED ANDMORE ESTABLISHED.

The market for our services and other advertising and promotional services is intensely competitive. We anticipate that this competition will continue to increase.  Many of our competitors have substantially greater capital resources, sales and marketing resources and experience. Larger, more well-established companies offer similar services and smaller more locally focused companies offer similar and/or partial services.  We cannot provide any assurances that we will be able to effectively compete with our competitors in effecting our business plans. (see “Competition” below for a more detailed discussion of our competition.)

6.	GENERAL ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS

Moderate or severe economic downturns or adverse conditions may negatively affect our operations. Those conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in one or more geographic regions may result in fewer and/or less qualified job applicants. If the economy slows, advertisers may reduce their budgets and restrict the media in which they advertise. In such an event, our revenues would suffer.

You must be aware of the difficulties normally encountered by a new enterprise, particularly during downturns in the stock markets or recessions in the general economy.  There is nothing at this time on which to base an assumption that the Company's business plans will prove successful, and there is no assurance that the Company will be able to operate profitably. We believe we are currently in compliance with all existing United States laws and regulations.   However, as new laws and legislation are enacted and the old laws are repealed, interpretation, application and enforcement of the laws may become inconsistent. Compliance in the future could require significant expenditures, which would directly impact our profit margins.  Compliance, interpretation, and enforcement with evolving lending laws and regulations may impact our expenses in a negative manner, leading to direct negative impact on our profit margins.

7.	PURSUANT TO SEC RULES,OUR COMMON STOCK IS CLASSIFIED AS A “PENNY STOCK’WHICHINCREASESTHE RISK OF INVESTMENT IN THESE SHARES

Our common stock trades on the Over The Counter Bulletin Board and is designated as “penny stock” and thus may be more illiquid than shares traded on an exchange or on NASDAQ.  The SEC has adopted rules (Rules 15g-2 through l5g-6 of the Exchange Act) which define “penny stocks” and regulate broker-dealer practices in connection with transactions with these stocks.  Penny stocks generally are any non-NASDAQ or non-exchange listed equity securities with a price of less than $5.00, subject to certain exceptions.  The “penny stock rules” require a broker-dealer to:
  deliver a standardized risk disclosure document prepared by the SEC;
  provide the customer with current bid and offer quotations for the penny stock;
  include the compensation of the broker-dealer and its salesperson in the transaction;
  provide monthly account statements showing the market value of each penny stock held in the customers account;
  make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.
The “penny stock” reporting and disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these rules.  The market liquidity for the shares could be severely and adversely affected by limiting the ability of broker-dealers to sell these shares.  In addition, the ability of purchasers in this offering to sell their stock in any secondary market could be adversely restricted.

8.	DUE TO LIMITED AND SPORADIC TRADING VOLUME, INVESTORS MAY NOT BE ABLE TO RESELL THEIR SHARES OF COMMON STOCK AT FAVORABLE TIMES AND PRICES

Although our common stock has been quoted on the Pink Sheets, the trading in our stock has been limited and sporadic.  In the fiscal year ended September 30, 2007, the average weekly volume of trading was less than 245,000 shares.  Although trading volume has increased over the past fiscal year, it has still been sporadic.  The trading volume during this period has ranged from several hundred thousand shares to as few as no shares traded on certain days.  A consistently active trading market for our common stock may never be developed, or sustained if it emerges.  In addition, the price of our common stock on the Pink Sheets has been extremely volatile.  For example, in the past fiscal year, the closing sale price has fluctuated between a low of $0.013 and a high of $0.85.  Low volume or lack of demand for these securities may make it more difficult for you to sell such shares at a price or at a time that would be favorable.  We cannot assure you that you will be able to sell your shares at an attractive price relative to the price you are paying or that you will be able to sell these securities in a timely fashion.

9.	THE VOTING CONTROL BY OUR DIRECTORS AND OFFICERS WILL MAKE IT IMPOSSIBLE FOR OTHER STOCKHOLDERS TO EFFECT CHANGE EVEN IF THEY ARE DISSATISFIED WITH MANAGEMENT’S PERFORMANCE.

Frank Moody, Gary Musselmanand Don Wood, together, beneficially own approximately 53% of the Company’s currently issued and outstanding voting shares of common and preferred stock. Therefore, these individuals could possibly exercise control of the Company and will, as a practical matter, be able to prevent other stockholders from participating in decisions, such as the election of directors, which affect our management and business direction. In addition, to the extent that these men can control the board of directors, they could continue to have absolute voting control of the Company.

10.	OUR CORPORATE STRUCTURE HAS CERTAIN ANTI-TAKEOVER ASPECTS.

Our Board of Directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the Common Stock with respect to dividends, liquidationrights and, possibly, voting rights. In addition, since effective control of the Company is held by Mr. Moody, Mr. Wood and Mr. Musselman voting together, they can limit or prohibit others from attempting to take over control of the Company and could have the effect of discouragingunsolicited acquisition proposals and other attempts to buy our company. Further, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficialto our shareholders.

11.	STATE BLUE SKY LAWS MAY LIMIT RESALES OF THE SHARES.

The holders of our shares of common stock and persons who desire to purchase them in any trading market should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one. We intend to seek coverage and publication of information regarding the Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they ‘recognize securities manuals’ but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

12.	SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL.

Some stockholders hold a substantial number of shares of our common stock. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall. Typically, if the market for a company’s stock is not highly liquid and the holder of a substantial number of shares attempts to sell quickly a large number of shares, the price for the shares will decrease, sometimes at a rapid rate. In this situation, potential equity or convertible debt funders to the Company may be reluctant to provide financing since the value of their equity rights might decrease substantially. Also, the value of your shares might decrease substantially.

Recent Events

In March 2007,  Frederick Wicks, Brian Riley and Joshua Riley resigned  their management positions and from the Board of Directors. Frank A. Moody, II, Doug Smith and Dan Willis were elected to the Board of Directors. Frank A. Moody, II was elected as President and Chief Executive Officer. In June 2007 Don Wood was appointed as Chief Operating Officer and Gary Musselman was appointed as Chief Financial Officer. In July 2007, Don Wood and Gary Musselman were appointed to the Board of Directors as additional directors. In August 2007, Doug Smith and Dan Willis resigned from the Board of Directors

In August 2007, the Company filed a lawsuit in US District Court for the Northern District of Texas alleging that former Directors Wicks, Riley and Riley improperly and without legal authority issued to Homeland Integrated Security, Inc., a company for which they serve  as officers and directors, approximately 31.8 million shares of the Company’s Common Stock. The company is attempting to have the issuance of these shares voided and damages recovered from the Defendants.

In August 2007, the Company redomiciled to Nevada and changed its name to WatchIt Technologies, Inc. The Company increased the authorized shares of its Common Stock to 500,000,000 and it created three classes of Preferred Stock.

Series A Preferred

The Series A Preferred Stock (“Series A Stock”) shall consist of 10,000,000 shares, par value $.0001 per share. As of the publication date there are 3,435,308 shares issued and outstanding. Each share of Series A Stock shall be entitled to one hundred (100) votes on all matters for which the shareholders of the corporation have the right to vote. Each share of Series A Preferred Stock shall be entitled to convert into 50 shares of Common Stock. The shares of Series A Preferred Stock are not entitled to any dividend or distribution in preference to the Common Stock.

Series B Preferred

The Series B Preferred Stock (“Series B Stock”) shall consist of 5,000,000 shares, par value $.0001 per share. As of September 30, 2007 there were 50,000 shares outstanding. Each share of Series B Stock shall be entitled to one vote on all matters for which the shareholders of the corporation have the right to vote. Each share of Series B Preferred Stock shall be convertible into a number of shares of Common Stock based on a discount of 20% from the market price for the Common Stock on the date of conversion.

Series C Preferred

The Series C Preferred Stock (“Series C Stock”) shall consist of 1,000,000 shares, par value $.0001 per share. As of September 30, 2007 there were no shares outstanding. Each share of Series C Stock shall be entitled to one vote on all matters for which the shareholders of the corporation have the right to vote. Each share of Series C Preferred Stock shall be entitled to convert into 6 shares of the Company's Common Stock. The Conversion Rights may be exercised at any time after twelve (12) months from the date of issue by the holder of the shares of Series C Preferred Stock.

In August 2007, the Company obtained a Term-Sheet and “best-efforts” Selling Agent’s Agreement with Bridgestream Partners, LLC to raise up to $50 million of investment capital.  We will issue Convertible Notes to investors  The Company is offering Convertible Notes (“Notes”) for a maximum offering (“Offering”) of $50,000,000. The Notes are being offered on a “best efforts” basis in a private placement offering pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission, only to purchasers who represent that they are an “accredited investor”, as defined in Rule 501 of Regulation D. There is no minimum number of Notes which must be sold prior to our utilization of the proceeds from this offering.  Initial funds received by us will not be placed in a customary proceeds escrow account.  Because the offering is not subject to any minimum offering, any funds received from investors will be immediately available to us and deposited in the Escrow Account set forth as Exhibit B attached to this memorandum. The Company will use the proceeds of the offering to invest in insurance and human resource outsourcing industries, as well as for general working capital purposes, as described herein.

In September 2007, the Company acquired the outstanding shares of BMA Partners, Inc and Digital Fusion Television, LLC. Effective August 22, 2007, the registrant entered into an agreement to acquire all of the Membership Interest owned by the members, licensing rights, intellectual properties, and software assets of Digital Fusion Television, LLC., making Digital Fusion Television, LLC, a wholly owned subsidiary of WatchIt Technologies, Inc., in exchange for Eight Hundred Thousand (800,000) shares of Series A Preferred stock in WatchIt Technologies, Inc. These Series A Preferred shares shall be subject to restrictions under the Securities Act of 1933. The registrant's Board of Directors approved this acquisition on September 28, 2007. This agreement shall close no later than September 30, 2007.

Effective August 22, 2007, the registrant entered into an agreement to acquire all of the Common Stock owned by the Shareholders of BMA Partners, LLC, making BMA Partners, LLC, a wholly owned subsidiary of WatchIt Technologies, Inc., in exchange for Eight Hundred Thousand (800,000) shares of Series A Preferred stock in WatchIt Technologies, Inc. These Series A Preferred shares shall be subject to restrictions under the Securities Act of 1933. The registrant's Board of Directors approved this acquisition on September 28, 2007. This agreement shall close no later than September 30, 2007.

At September 30, 2007, the Company had 3 full-time employees, none of whom are represented by any collective bargaining organizations. The Company has had no work stoppages, slow downs or strikes.

Management considers its employee relations to be satisfactory.

Item 2. Properties

The Company owns no properties. We currently lease our corporate offices ofapproximately 750 square feet located at 1 Town Square Boulevard, Suite 347, Ashville, North Carolina 28803. The term of the lease is 3 years and expires on May 2010.

Item 3. Legal Proceedings

In July, 2007, The Board undertook an internal investigation into the Previous Board's management of the Company. The Board's internal investigation discovered evidence of mismanagement by WatchIt's Previous Board, including the unauthorized issuance of over 31,000,000 shares of WatchIt's stock to Homeland Integrated Security System, Inc. In order to recover for the losses incurred as a result of the Previous Board's mismanagement, on August 1, 2007, WatchIt filed a complaint in the United States District Court for the Northern District of Texas,  Case No.3:07-cv-1332-D, which alleges that the individual members of the Previous Board breached their duties to Evans and violated the Federal Securities Laws. WatchIt intends to vigorously pursue its claims against the Previous Board.  The Company is awaiting answers to the Complaint it filed.

On January 5, 2007, the Company  was named a defendant in a law suit with Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639). Big Apple alleged that pursuant to a Consulting Agreement it was entitled to 7,600,000 shares in the Company, plus costs and attorney fees. In February 2007, the lawsuit was settled upon the resignation of the previous Board of Directors and executive management. The Company recorded $250,000 and $450,000 in fees to settle this issue. All expenses were settled by issuing restricted shares of the Company’s Common Stock.

On October 4, 2007 a suit was filed in the District Court of Wharton County Texas naming the Company and some of its former officers as defendants Case No. 42,835. The complaint alleges that the Plaintiff has a first right of refusal to purchase property formerly owned by the Company.  The Company is defending itself against this action. Management is not reserving for losses as of the date of this filing. Management believes the Company will prevail in defending itself against this action.

Item 4. Submission of Matters to a Vote of Security Holders

On July 25, 2007, the following matters were approved by the shareholders of the Company.
  Redomicile to Company from Texas to Nevada
  Change the par value of the Common Stock from $.01 to $.0001
  Increase the authorized Common Shares from 300,000,000 to 500,000,000
  Authorize 30,000,000 of Preferred Shares.
Effective September 12, 2007, the registrant's Board of Directors, without the requirement of shareholder approval, approved the designation of three series of its authorized but unissued Preferred Stock as follows:
  10,000,000 shares as Series A Convertible Preferred Stock;
  5,000,000 shares as Series B Convertible Preferred Stock, and
  1,000,000 shares as Series C Convertible Preferred Stock.
More detailed information regarding the description of these shares is contained in Item 1 Recent Events above.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Stock Information

The Company's Common Stock, $.0001 par value, is listed on the Pink Sheets under the Symbol "WCTC". At September 30, 2007, there were approximately 112 shareholders of record. The Company has not paid any cash dividends, and the Company currently has no plans to adopt a regular cash dividend.

The aggregate market value of the Company's voting stock held by non-affiliates was approximately $4,798,011 on September 30, 2007.

The high and low price range for the last two years, based on the closing sales price as reported by NASDAQ\OTCBB, are below:

Dates	High	Low
October 1, 2003 through December 31, 2003	.13	.05
January 1, 2004 through March 31, 2004	.19	.07
April 1, 2004 through June 30, 2004	.14	.06
July 1, 2004 through September 30, 2004	.09	.04
October 1, 2004 through December 31, 2004	.08	.03
January 1, 2005 through March 31, 2005	.09	.06
April 1, 2005 through June 30, 2005	.06	.04
July 1, 2005 through September 30, 2005	.08	.04
October 1, 2005 through December 31, 2005	.30	.03
January 1, 2006 through March 31, 2006	.06	.02
April 1, 2006 through June 30, 2006	.85	.04
July 1, 2006 through September 30, 2006	.70	.20
October 1, 2006 through December 31, 2006	.63	.20
January 1, 2007 through March 31, 2007	.63	.18
April 1, 2007 through June 30, 2007	.49	.055
July 1,2007 through September 30, 2007	.13	.013

Recent Sale of Unregistered Securities.

In October and December 2006, the Company issued 31,000,000 and 1,821,557 shares, respectively, of its Common Stock to Homeland Integrated Securities, Inc.  Management believes the stock was improperly issued and has filed suit against former management for this action. For more details see Item 3 – Legal Proceedings.

In March 2007, the Company issued 2,000,000 shares of its Common Stock to Big Apple Consulting USA to pay $100,000.00 in past due interest on a note it originally entered into in June 2002.

In March 2007, the Company issued 20,000,000 shares of its Common Stock to Frank A. Moody, II, in order to settle a suit brought against it by Big Apple Consulting USA, Inc. For more details see Item 3- Legal Proceedings.

In July 2007, the Company issued 3,125,000 shares of its Common Stock to Humware Media, Inc as payment for  the non-North American rights to market Boondoggle Sports Network.

In July 2007, the Company issued 9,000,000 shares of its Common Stock to MJMM Investments, LLC as payment for consulting services related to litigation.

In July 2007, the Company issued 9,000,000 shares of its Common Stock to MJMM Investments, LLC. for payment of Investor Relations services for the next 12 months.

In July 2007, the Company issued 400,000 shares of its Common Stock to its two independent Directors as compensation for their services.

In July 2007, the Company issued 5,000,000 shares of its Common Stock to Stratford Financial Resources, LLC as compensation for consulting services from July, 2007 to June, 2008. Stratford Financial Resources LLC is a related party to the Company in that it is controlled by our Chief Financial Officer.

In July 2007, the Company issued 5,125,000 shares of its Common Stock to HRA Partners, Inc. as compensation for consulting services from July, 2007 to June, 2008.HRA Partners, Inc,, is a related party to the Company in that it is controlled by our Chief Operating Officer.

In July 2007, the Company issued 6,250,000 shares of its Common Stock to Scenic Marketing, LLC, as compensation for consulting services from July, 2007 to June, 2008. Scenic Marketing Group, LLC,, is a related party to the Company in that it is controlled by our Chief Executive Officer.

In July 2007, the Company issued 2,875,000 shares of its Common Stock to Digital Fusion Group, LLC. as compensation for consulting services from July, 2007 to June, 2008.

In August 2007, the Company issued 10,000,000 shares of its Common Stock to Humware Media, Inc as payment for Humware Media’s creating and managing the Child Watch Network.

In August 2007, the Company issued 4,000,000 shares of its Common Stock to Big Apple Consulting, USA, Inc. in order to reduce principal on a loan originally entered into in June 2002 by $200,000.

In August 2007, the Company issued 4,000,000 shares of its Commons Stock to J. Bennett Grocock to hold in escrow and withdraw monthly to pay for legal services to be provided to the Company.

In September 2007, the Company issued 14,000,000 shares of its Common Stock to Big Apple Consulting USA, Inc, in order to completely repay the note issued in June 2002.

In September 2007, the Company exchanged 18,000,000 shares of its Common Stock held by MJMM Investments, LLC for 675,000 shares of Series B Preferred stock.

In September 2007, the Company exchanged 56,250,000 shares of its Common Stock held by Frank A. Moody, II for 57,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 137,500 shares of its Common Stock held by Joel Smith for 2,750 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 2,875,000 shares of its Common Stock held by Digital Fusion Group, LLC for 57,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 266,000 shares of its Common Stock held by Dan Shuck for 5,320 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 111,897 shares of its Common Stock held by Julie Snipes for 2,238 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 5,125,000 shares of its Common Stock held by HRA Partners, Inc. for 102,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 5,000,000 shares of its Common Stock held by Stratford Financial Resources, LLC for 100,000 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 2,000,000 shares of its Common Stock held by Dennis Steinmetz for 40,000 shares of its Series A Preferred stock.

In September 2007, the Company issued 800,000 shares of Series A Preferred stock to complete the acquisition of Digital Fusion Television, LLC.

In September 2007, the Company issued 800,000 shares of Series A Preferred stock to complete the acquisition of BMA Partners, LLC.

In September 2007, the Company issued 400,000 shares of its Series A Preferred stock to Scenic Marketing, LLC in exchange for reducing $200,000 in debt owed to Scenic Marketing, LLC.

Item 6. Selected Financial Data

The following table sets forth certain selected financial data which should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Amounts are in thousands, except per-share data.

The data reflects the adjustments made to past and current period for discontinued operations.

Income and Expenses

	September 30,	September 30,
	2007	2006
Revenues:
Total operating expenses	1,394	228

Operating loss	(1,394)	(228)
Total other income (expense)	0	143

Income (loss) from continuing operations	(1,394)	(85)

Discontinued operations
Loss from Convenience Store segment		(101)

Gain (loss) from Environmental segment		(248)

Loss from disposal of Environment segment		(4)

Total discontinued operations		(353)

Net income (loss)	(1,394)	(438)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$-	$(0.07)

Basic & diluted earnings per common share:
From continuing operations	$(0.01)	$(0.09)
From Discontinued operations	$(0.001)	$(0.09)

Weighted average shares outstanding Basic	124,505,028	4,899
Weighted average shares outstanding Diluted	126,974,256	4,899

Assets

(in thousands)	September 30,	September 30,
	2007	2006

Current assets
Cash and cash equivalents	1	13
Related party receivables	0	175
Prepaid expenses and other
current assets	944	0

Total current assets	945	188

Property and equipment, net	1	0

Other Assets
Licensing Agreements	356	0
Good Will	600	0
Total Other Assets	956	0

Total assets	1,902	188

Liabilities and Stockholders' Equity (Deficit)

(in thousands)	September 30,	September 30,
	2007	2006
Current liabilities
Accounts payable and accrued expenses	7	57
Accrued excise, property		130
and other taxes payable

Short term Payables	233	1,207

Total current liabilities	240	1,394

Long-term debt, non-current portion		225

Total Long Term Liabilities		225

Total liabilities	240	1,619

Stockholders' equity (deficit)
Series A Preferred, $.0001
par value 10,000,000 authorized
3,435,308 and 0 shares Issued respectively	0	0

Series B Preferred, $.0001
par value 10,000,000 authorized
725,000 and 0 shares Issued respectively	0	0

Common stock, $0.0001 par
value, 500,000,000 shares
authorized 110,657,392 and
71,822,231 shares issued respectively	11	718
Additional paid-in capital	22,568	17,374
Retained earnings	(20,483)	(19,089)
Treasury stock, 72,589
shares, at cost	(434)	(434)
Total stockholders' equity (deficit)	1,662	(1,431)

Total liabilities and Stockholders Equity	1,902	188

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document.

During the years ended September 30, 2007 and 2006, the Company recorded net losses aggregating $1,350,000 and $438,000, respectively. Losses in 2007 are attributed to management’s restructuring of the Company, costs of litigation incurred by former management and cost of developing new product and services

To reduce the outstanding liabilities incurred prior to current management’s operations of the Company, the Company agreed to issue shares of its Common Stock in exchange for debt elimination. The result of this decision eliminated all debt obligations which were in default. The Note entered into by the Company during 2002 had a convertible feature whereby the note holder had the option to convert the Note at $0.05 per share. The Company issued 18,000,000 shares of its Common Stock in exchange for eliminating the loan originally made to Cain, Smith and Strong, LLC in June 2002. The Company recorded a $350,000 extinguishment gain as part of this transaction. Management believes this was in the best interests of the Company’s future development as it eliminates legacy issues that could hinder future growth.

Application of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable based upon information available to us at the time they were made; however, actual results may differ from these estimates under different future conditions.
We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition and results of operations since they require our most difficult, subjective, or complex judgments and form the basis for the accounting policies deemed to be most critical to our operations.

Basis of Financial Statement Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Prior to the current fiscal year, we generated significant losses, and were unable to predict profitability for the future. These factors indicate our continuation, as a going concern is dependent upon its ability to obtain adequate financing as well as implement its sales, marketing and acquisition strategy. We are addressing the going concern by obtaining equity financing and to grow with profitable sales both organically and through acquisitions. Management believes successfully executing these tasks will lead to the removal of the going concern comment from our audited financials.

Goodwill and other intangibles

Other intangibles with finite lives arising from acquisitions are amortized over their estimated useful lives of 7 years, using the straight-line method.  Goodwill is not amortized.  Goodwill and other intangibles are reviewed to assess recoverability at least annually and when certain impairment indicators are present.  Determination of recoverability is based on an estimate of discounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. The Company is currently not generating revenue. Revenue will be generated from the sale of advertisement through the Child Watch Network and the Win Network. Revenue will be recognized on a pro-rata basis over the life of an advertising contract.

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

Inventories

The Company carries no inventory.

Results of Operations

2007 compared to 2006

During 2006, the Company ceased operating its convenience store and gas station business and ceased all operations. From September 2007 until March 2007, the Company had no activity while under former management. Beginning in April 2007, current management began analyzing various business opportunities. In June 2007, the Company executed a royalty agreement with Child Watch North America, Inc. a private non–profit organization dedicated to child safety and locating missing children. In June 2007, the Company purchased the non-North American marketing rights of the Boondoggle Sports Network from Humware Media, Inc. The Company entered into an agreement with Quizzing, Ltd, the largest quizzing association in the United Kingdom, in a joint venture to create a digital quizzing network. In July 2007, the Company entered into a management agreement with BMA Partners, Inc. to create a social network under a licensing agreement with Billboard Magazine. In September 2007, the Company acquired BMA Partners, Inc. and Digital Fusion Television, LLC

The Company did not generate revenue in either 2006 or 2007. However, management believes the joint ventures and new programs initiated in June 2007 will generate revenue in the next fiscal year.

Capital Resources and Liquidity

Cash and cash equivalents were $1,000 and $13,000 at September 30, 2007 and 2006, respectively. The Company had positive shareholder equity of $1,662,000 as of September 30, 2007 compared to a shareholder deficit of $1,431,000 at September 30, 2006.

As of September 30, 2006, the Company had an aggregate of approximately $1,207,000 in principal outstanding under various note agreements. The Company issued 18,000,000 shares of its Common Stock to completely repay a note issued in June 2002. The Company recorded an extinguishment gain of $350,000 based on an agreement reached with the Note holder.

Net current assets at September 30, 2007, was $945,000 as compared to $188,000 at September 30, 2006.

As of September 30, 2007, there were approximately 110,657,392 shares of Common Stock issued and outstanding. At September 30, 2006, there were 71,822,231 shares issued and outstanding. A further 31,000,000 shares were issued on October 11, 2006, and 1,821,557 shares were authorized on December 11, 2006, and later issued. These shares are the subject of litigation between the Company and its former management.  The Company is authorized to issue up to 500,000,000 shares of common stock.

The Company has obtained a term sheet and a “best-efforts” Selling Agent Agreement with Bridgestream Partners, LLC in order to raise up to $50 million in investment capital for us. We intend to issue convertible notes to investors. Management believes this investment will allow it to expand operations sufficiently to achieve profitability and positive cash flow.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which establishes a framework for measuring fair value and enhance disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal 2009, although earlier adoption is permitted. The Company is currently evaluating the impact SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning October 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

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

PART III

Items 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to the Company's current directors and officers.

NAME	POSITION	AGE

Frank A. Moody, II	Chairman, CEO, President	48

Gary Musselman	Director, Chief Financial Officer	52

Don Wood	Director, Chief Operating Officer	50

Frank A. Moody, II - President and Chief Executive Officer. Mr. Moody has served as CEO of the Company since March, 2007. He also is the managing partner of Scenic Marketing Group, LLC since August 2006, Scenic Marketing provides consulting services to emerging public companies..  From April 2004 to April 2006, Mr. Moody was the President/CEO of Homeland Integrated Security Systems, Inc., a high technology company specializing in security systems in the transportation industry. Mr. Moody has been actively involved in the Out of Home (outdoor advertising) industry where he formed, built, and subsequently sold, December 1998 his own company AOA Media Inc.  to one of the largest outdoor advertising conglomerates in America. Mr. Moody is a graduate of the University of Kentucky with degrees in Advertising, Statistical Design, and Psychology. He has been repeatedly recognized in Who's Who of Western North Carolina, Who's Who of American Executives & Entrepreneurs, and Who's Who of the University of Kentucky. Mr. Moody is a resident of North Carolina.

Gary Musselman - Chief Financial Officer. Mr. Musselman has served as CFO of the Company since June 2007. From June 2002 to April 2004 he was the Chief Financial Officer of Grace Global, LLC, an international media company operating within the United States and three foreign locations. Mr. Musselman was responsible for due diligence for several companies being considered for acquisition as well as overseeing the integration of companies that were acquired. From October 2000 to June 2002, Mr. Musselman was the Managing Partner for Stratford Financial Resources, LLC, a business development consulting firm specializing in commercial finance, human resources and mergers and acquisitions. From October 1993 to October 2000, Mr. Musselman founded and served as the Chief Executive Officer of ECS Financial Management Services, LLC, a financial management company specializing in account receivable management.  Mr. Musselman is also the President and Chief Executive Officer of the Resourcing Solutions Group, Inc. Mr. Musselman is a graduate of the University of South Florida with a degree in International Economics. He has been recognized as a finalist for the Virginia Entrepreneur of the Year for both 1998 and 1999. He has also been an Instructor for Financial Executives International.

Don Wood -Chief Operating Officer and President of Child Watch Network. Mr. Wood has served as COO or the Company and President of Child Watch Network since June 2002. He also is President and CEO of Child watch North America, Inc., a national non profit missing children’s organization. Don has full responsibility for bottom-line factors, including company vision, long range strategic planning, product management, abduction response team activities and investigations. Mr. Wood was a co-founder and served as President and CEO of the Hard Rock Academy from December 2001 to October 2004. The Hard Rock Academy was a licensee of Hard Rock Café International and was brand extension for music education. The agreement ended in October 2004 in anticipation of the sale of the Hard Rock Corporation to the Seminole Indian Tribe. From June 1986 to November 1992, Mr. Wood was the founder and served as President and CEO Tridon Financial Group, a multi-service brokerage offering insurance, mortgages and real estate products and services. After working in the life insurance business for a year, Don discovered an opportunity to add more services under one umbrella and opened with life insurance services first, then added auto and homeowners and finally commercial. After a couple of years, Tridon opened offices in Alberta, British Columbia. Mortgages and Real Estate services were added in Ontario only.

Meetings and Committees of the Board of Directors

During the fiscal year ended September 30, 2007 ("Fiscal 2007"), the Company's Board of Directors formally met on 2 occasions. Each of the directors attended (or participated by telephone in) more than 75% of such meetings of the Board of Directors during Fiscal 2007. The Board of Directors has no committees.

Compensation of Directors

All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. Outside Directors were compensated with a grant of 200,000 shares of common stock apiece for a total of 400,000 shares of common stock for services rendered in 2007.

Item 11. Executive Compensation

The following sets forth, for the fiscal years ended September 30, 2007, 2006, and 2005, certain summary information concerning annual and long-term compensation paid by the Company for services in all capacities to the current and former Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Frank A. Moody, II President/CEO Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- 122,450	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 122,450
Gary Musselman Chief Financial Officer/ Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- 50,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0- 50,000
Don Wood Chief Operating Officer/Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- 51,250	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 51,250
Frederick Wicks Former President Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-
Brian Riley Former Chief Operating Officer Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-
Joshua Riley Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-
Blair Couey (1) Former President Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 6,250 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 50,000 -0-
Randy M Clapp Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 6,250 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 6,250 -0-
Dan Willis Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- 6,250 8,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 6,250 8,000

Doug Smith Former Director	2005 2006 2007	-0- -0- -0-	-0- -0- -0-	-0- -0- 8,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 8,000

(1)
Mr. Blair Couey, President, Chief Executive Officer and Acting Chief Financial Officer, received his compensation through the management agreement by and between the Company and Mauritz & Couey dated June 24, 2002. Mr. Couey resigned from all his positions in September, 2006.

OPTION/SAR Grants in Last Fiscal Year

There were no Options/SARs granted during Fiscal 2007 to the Named Officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company's Common Stock, as of September 30, 2007, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock, (ii) each of the Company's directors, (iii) each Named Officer, and (iv) all current directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Number of Common Shares	% Ownership
Frank Moody, CEO and Director 1 Town Square Blvd, Suite 347 Asheville, NC 28803	605,517	Less than 1%
Don Wood, COO and Director PO Box 691782 Orlando, FL 32869	-0-	0%
Gary Musselman, CFO and Director 7621 Little Ave, Suite 101 Charlotte, NC 28226	-0-	0%
Frederick Wicks, former Director 768 Bocce Court Palm Beach Gardens, FL 33410	7,604,826	6.9%
Joshua Ian Riley, former Director 11 Stonehouse Road Arden, NC 28704	8,584,826	7.8%
Brian Riley, Former Director 1620 Battle Creek Road Horse Shoe, NC 28742	8,584,826	7.8%
All officers and directors as a group	605,517	Less than 1%

The following Table sets forth beneficial ownership of Series A Preferred Stock

Name and Address of Beneficial Owner	Number of Series A Preferred Shares(1)	% Ownership	Conversion to Common Shares @ 50:1	Voting Rights of Preferred Shares
Frank Moody, CEO and Director 1 Town Square Blvd, Suite 347 Asheville, NC 28803	1,525,000	44.4%	76,250,000	152,500,000

Don Wood, COO and Director PO Box 691782 Orlando, FL 32869	362,500	14.6%	18,125,000	36,250,000
Gary Musselman, CFO and Director 7621 Little Ave, Suite 101 Charlotte, NC 28226	500,000	14.6%	25,000,000	50,000,000

(1)	Each share of Series A Preferred Stock is entitled to 100 votes.

1.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3") and unless otherwise indicated, represents shares of which the beneficial owner has sole voting and investment power.

2.
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

Item 13. Certain Relationships and Related Transactions

In April 2007, the Company entered into a contract with Scenic Marketing Group, LLC a company owned by Frank A. Moody, II, our CEO, to provide management services to the Company. The Company issued 6,125,000 common shares to Scenic Marketing Group, LLC for services from April 2007 through March 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered into a contract with Stratford Financial Resources, LLC, a company owned by Gary A. Musselman, our CFO,  to provide management services to the Company. The Company issued 5,000,000 commons shares to Stratford Financial Resources, LLC for services from July 2007 through June 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered into a contract with HRA Partners, Inc a company owned by Don Wood, our COO, to provide management services to the Company. The Company issued 5,125,000 commons shares to HRA Partners, Inc for services from July 2007 through June 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered in to a royalty agreement with Child Watch North America, Inc. Don Wood, Chief Operating Officer and a Director of the Company is the Executive Director of Child Watch North America, Inc.

In September 2007, the Company acquired Digital Fusion Television, LLC. Digital Fusion Television, LLC was owned 50% by Gary Musselman the Company’s Chief Financial Officer and a Director.

In September 2007, the Company acquired BMA Partners, LLC. BMA Partners, LLC was owned 50% by Don Wood the Company’s Chief Operating Officer and a Director.

Item 14. Principle Accounting Fees and Services

	2006	2007

Audit fees	$20,000	$15,000
Audit-related fees	17,500	10,000
Tax fees	-0-	-0-
All other fees	-0-	-0-

The Company currently does not have an audit committee. Therefore, the current policy of the Board of Directors of the Company is to pre-approve all professional services performed by the Company's independent accountants. The Board of Directors pre-approved all such professional services for the year ended September 30, 2007.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

I. The following financial statements, schedules and exhibits are filed as part of this report:

(1) and (2) Financial Statements and Financial Statement Schedules - See Index to Consolidated Financial Statements on Page F-1.

Settlement Agreement between the Company, Big Apple Consulting USA Inc, Cain, Smith and Strong, LLC, Homeland Integrated Security Systems, Inc and Frank Moody reported in 8K filed March 2, 2007

Licensing Agreement between Child Watch, Inc and the Company reported June 11, 2007 on Form 8K.

Development and Royalty Agreement between Humware Media Corporation and the Company reported June 12, 2007 on Form 8K.

Purchase of international marketing rights to Boondoggle Sports Network reported on June 19, 2007 on Form 8K.

Appointment of Don Wood to Board of Directors and Gary Musselman as Chief Financial Officerreported on July 7, 2007 on Form 8K.

Appointment of Gary Musselman to Board of Directors reported on July 13, 2007 on Form 8K.

Resignation of Doug Smith and dan Willis from the Board of Directors reported on September 13,2007 on Form 8K.

Revision to Development, Maintenance 7 Royalty Agreement with Humware Media Corporation reported September 13, 2007 on Form 8K.

Amendment to Articles of Incorporation reported on September 13, 2007 on Form 8K.

Consent of Shareholders redomiciling the Company to Nevada, authorizing 30 million shares of preferred stock, decreasingthe par value of stock to $.0001 and changing the name of the corporation to WatchIt Technologies, Inc reported on August 16, 2007 on Form 14C.

Amendments to Articles of Incorporation increasing the authorized number of Common Shares to500,000,000 reported on September 26, 2007 on Form 8K.

Acceptance of the Company of various Share Exchange Agreements issuing Preferred Series A shares in exchange for Common Shares reported on September 28, 2007 on Form 8K.

Purchase of BMA Partners, LLC and Digital Fusuoin Television, LLC by the Company reported on September 28, 2007 on Form 8K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHIT TECHNOLOGIES, INC.

December 15, 2007	/s/ Frank A. Moody, II
Frank A. Moody, II, Chairman,
President, Chief Executive Officer, Director

/s/ Gary A. Musselman
Gary A. Musselman, Chief Financial Officer, Director

/s/ Don Wood
Don Wood, Chief Operating Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated:

/s/ Frank A. Moody, II
Frank A. Moody, II, Chairman,
President, Chief Executive Officer, Director

/s/ Gary A. Musselman
Gary A. Musselman, Chief Financial Officer, Director

/s/ Don Wood
Don Wood, Chief Operating Officer, Director

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company filed with the Texas Secretary of State on October 22, 1968(1). Filed with May 11,1993 filing of Form S-1 Registration #33-62684.
3.2
Certificate of Amendment to Articles of Incorporation of EvansSystems, Inc., filed with the Texas Secretary of State onSeptember 21, 1992(1). Filed with May 11, 1993 filing of Form S-1Registration #33-62684.

3.3	Certificate Amendment of Articles of Incorporation of EvansSystems, Inc., filed with the Texas Secretary of State on April 9, 1993. Filed with May 11, 1993 filing of Form S-1 Registration#33-62684.
3.4	By-Laws of the Company. Filed with May 11, 1993 filing of FormS-1 Registration #33-62684.
3.5	Certificate of Amendment filed with September 13, 2007 8K
10.1	Phillips "66" Marketing Agreement dated October 21, 1986.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.2	Amoco Lubricants Distributor Agreement dated June 21, 1990 andSchedule dated January 2, 1992. Filed with May 11, 1993 filing ofForm S-1 Registration #33-62684.
10.3	Diamond Shamrock Storage Lease dated July 12, 1985.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.4	Star Enterprise "Texaco" Marketing Agreement effective July 1, 1993.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.5	Shell Lubricants Reseller Agreement effective January 1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.6	Texaco Lubricants agreement effective July 1, 1990.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.7	Conoco Jobber Franchise Agreement effective April 1, 1990. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.8	Mobil Marine Distributor Agreement effective June 3, 1992.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.9	Form of Series B Warrants to Purchase Common Stock of Registrant. Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.10	Coastal Refinery & Marketing, Inc. Facilities Access Agreement,effective September 5, 1989. Filed with May 11, 1993 filing ofForm S-1 Registration #33-62684.
10.11	FINA Lubricants Marketing Agreement dated February 1, 1989.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.12	Texaco Terminating Agreement dated April 30, 1986.Filed with May 11, 1993 filing of Form S-1 Registration #33-62684.
10.13	Citgo Petroleum Distributor Franchise Agreement effective August1, 1992. Filed with May 11, 1993 filing of Form S-1 Registration#33-62684.
10.14	Incentive Stock Option Plan. Filed with May 11, 1993 filing ofForm S-1 Registration #33-62684.
10.15	Form of Incentive Stock Option Agreement. Filed with May 11, 1993filing of Form S-1 Registration #33-62684.
10.16	Summary Plan Description of E.S.O.P. Filed with May 11, 1993filing of Form S-1 Registration #33-62684.
10.17	Employment Contract with Bill R. Kincer, incorporated byreference from Exhibit 10.28 to the Company's Annual Report onForm 10-KSB for the year ended September 30, 1994.
10.18
Pruett Petroleum, Inc. and Koonce Petroleum Company, Inc. agreementdated October 4, 1994, incorporated by reference from Exhibit 10.29to the Company's Annual Report on Form 10-KSB for the year endedSeptember 30, 1994.

10.19	Employment Agreement with Richard A. Goeggel, effective June 16,1998, incorporated by reference from Exhibit 10.19 to theCompany's Annual Report on Form 10-KSB for the year ended September30, 1998.
10.20	Omitted.
10.21	Employment Agreement with J.L. Evans, Sr., effective April 6, 1998,incorporated by reference from Exhibit 10.21 to the Company's AnnualReport on Form 10-KSB for the year ended September 30, 1998.
10.22
Stock Purchase Agreement dated as of October 30, 1998 by andamong the Company, Synaptix Systems Corporation, a Coloradocorporation, d.b.a. Affiliated Resources Corporation, and WayEnergy, Inc., a Delaware corporation, incorporated by referencefrom Exhibit 10.22 to the Company's Annual Report on Form 10-KSBfor the year ended September 30, 1998.

10.23
Amendment No. 1 to Stock Purchase Agreement, dated December 39,1998 by and among the Company, Synaptix Systems Corporation, aColorado corporation, d.b.a. Affiliated Resources Corporation,and Way Energy, Inc., a Delaware corporation, incorporated byreference from Exhibit 10.23 to the Company's Annual Report onForm 10-KSB for the year ended September 30, 1998.

10.24
Loan Agreement between the Company and Texas Commerce BankNational Association, dated as of August 30, 1996, incorporatedby reference from Exhibit 10.1 to the Company's Quarterly Reporton Form 10-Q for the three months ended March 31, 1999.

10.25	Amendment to Loan Agreement dated August 4, 1997, incorporated byreference from Exhibit 10.2 to the Company's Quarterly Report onForm 10-Q for the three months ended March 31, 1999.
10.26	Amendment to Loan Agreement dated December 24, 1997, incorporatedby reference from Exhibit 10.3 to the Company's Quarterly Reporton Form 10-Q for the three months ended March 31, 1999.
10.27	Amendment to Loan Agreement dated April 23, 1998, incorporated byreference from Exhibit 10.4 to the Company's Quarterly Report onForm 10-Q for the three months ended March 31, 1999.
10.28	Amendment to Loan Agreement dated March 31, 1999, incorporated byreference from Exhibit 10.5 to the Company's Quarterly Report onForm 10-Q for the three months ended March 31, 1999.
10.29
Asset Purchase Agreement dated December 3, 1999, by and between TSCServices, Inc., Evans Systems, Inc., Diamond Mini Mart, Inc.,Evans Oil Co., EDCO, Inc., and Way Energy Systems, Inc. incorporatedby reference from Exhibit 2.1 to the Company's Current Report onForm 8-K dated December 9, 1999.

10.30	Amendment to Loan Agreement dated June 30, 1999
10.31	Amendment to Loan Agreement dated August 31, 1999
10.32	Amendment to Loan Agreement dated November 30, 1999
10.33	Stipulated Judgment dated December 1, 2000 in the District Court ofMatagorda, Texas, 130th Judicial District
10.34	Deed in Lieu of Foreclosure dated September 26, 2000 by and betweenChemWay, Inc., Way Energy, Inc. and Evans Systems, Inc.
10.35
Earnest Money Contract (Convenience Stores) By and Between EvansSystems, Inc., Diamond Mini-Mart, Inc. and State Oil Company, LLC,incorporated by reference from Exhibit 10.35 to the Company'sQuarterly Report on Form 10-Q for the three months ended March 31,2002.

10.36	Amendment to Loan Agreement and Modification of Note, incorporated byreference from Exhibit 10.1 to the Company's Current Report on Form8-K dated June 24, 2002
10.37	Notice of Entire Agreement, incorporated by reference from Exhibit 10.2 to theCompany's Current Report on Form 8-K dated June 24, 2002
10.38	Promissory Note, incorporated by reference from Exhibit 10.3 to theCompany's Current Report on Form 8-K dated June 24, 2002
10.39	Release of Claims, incorporated by reference from Exhibit 10.4 to theCompany's Current Report on Form 8-K dated June 24, 2002
10.40	Assignment of Notes and Liens, incorporated by reference from Exhibit10.5 to the Company's Current Report on Form 8-K dated June 24, 2002
10.41
Form of Warrants issued to Cain, Smith & Strong II, L.P., Thomas E.Cain, J.L. Evans, Sr., and Travelers Express Co., incorporated byreference from Exhibit 10.6 to the Company's Current Report on Form8-K dated June 24, 2002

10.42	Common Stock Purchase Agreement, incorporated by reference fromExhibit 10.7 to the Company's Current Report on Form 8-K datedJune 24, 2002
10.43	Registration Rights Agreement, incorporated by reference fromExhibit 10.8 to the Company's Current Report on Form 8-K datedJune 24, 2002
10.44	Evans Systems, Inc./J.L. Evans Agreement, incorporated by referencefrom Exhibit 10.9 to the Company's Current Report on Form 8-K datedJune 24, 2002
10.45	Management and Support Services Agreement, incorporated by referencefrom Exhibit 10.10 to the Company's Current Report on Form 8-K datedJune 24, 2002
10.46	Share Purchase Agreement, dated April 11, 2006, incorporated byreference from Exhibit 2.1 to the Company's Current Report onForm 8-K dated April 19, 2006.
10.47	Current Report on Form 8-K dated July 19, 2006, rescinding the SharePurchase Agreement, for failure by the company to timely amend itsArticles and effect the 1 for 10 reverse split of shares.
10.48	Share Purchase Agreement, dated August 31, 2006, incorporated byreference from Exhibit 2.1 to the Company's Current Report onForm 8-K dated September 19, 2006.
10.49	Settlement Agreement between the Company, Big Apple Consulting USA Inc, Cain, Smith and Strong, LLC, Homeland Integrated Security Systems, Inc and Frank Moody reported in 8K filed March 2, 2007
10.50	Licensing Agreement between Child Watch, Inc and the Company reported June 11, 2007 on Form 8K.
10.51	Development and Royalty Agreement between Humware Media Corporation and the Company reported June 12, 2007 on Form 8K.
10.52	Purchase of international marketing rights to Boondoggle Sports Network. reported on June 19, 2007 on Form 8K.
10.53	Appointment of Don Wood to Board of Directors and Gary Musselman as Chief Financial Officer reported on July 7, 2007 on Form 8K.
10.54	Appointment of Gary Musselman to Board of Directors reported on July 13, 2007 on Form 8K.
10.55	Resignation of Doug Smith and Dan Willis from the Board of Directors reported on September 13, 2007 on Form 8K.
10.56	Revision to Development, Maintenance 7 Royalty Agreement with Humware Media Corporationreported September 13, 2007 on Form 8K.
10.57	Amendment to Articles of Incorporation reported on September 13, 2007 on Form 8K.
10.58
Consent of Shareholders redomiciling the Company to Nevada, authorizing 30 million shares of preferred stock, decreasingthe par value of stock to $.0001 and changing the name of the corporation to WatchIt Technologies, Inc. reported on August 16, 2007 on Form 14 C.

10.59	Amendments to Articles of Incorporation increasing the authorized number of Common Shares to500,000,000 reported on September 26, 2007 on Form 8K.
10.60	Acceptance of the Company of various Share Exchange Agreements issuing Preferred Series A shares in exchange forCommon Shares reported on September 28, 2007 on Form 8K.
10.61	Purchase of BMA Partners, LLC and Digital Fusion Television, LLC by the Company reported on September 28, 2007 on Form 8K.
10.62	Registration of 4,000,000 shares of Common Stock on Form S-8 reported on August 22, 2007.
*21	Subsidiaries of Registrant
*31.1	Certification of Frank A. Moody, II, Chairman, Chief Executive Officer,President, pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934
*31.2	Certification of Gary Musselman Chief Financial Officer and Director pursuant to Rule 13a-14(a)under the Securities Exchange Act of 1934
*31.3	Certification of Don Wood, Chief Operating Officer and Director pursuant to Rule 13a-14(a)under the Securities ExchangeAct of 1934
*32.1	Certification of Frank A. Moody, II, Chairman, Chief Executive Officer,President, pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Gary Musselman Chief Financial Officer and Director pursuant to 18 U.S.C. Section1350
*32.3	Certification of Don Wood, Chief Operating Officer and Director pursuant to 18 U.S.C. Section 1350

*Filed herewith.

WATCHIT TECHNOLOGIES, INC.

 Index to Consolidated Financial Statements September 30, 2007 and 2006.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of WatchIt Technologies, Inc.

We have audited the accompanying consolidated balance sheets of WatchIt Technologies, Inc. (fka Evans Systems, Inc.). and its subsidiaries ("the Company") at September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2007 and 2006 financial statements referred to above present fairly, in all material respects, the financial position of WatchIt Technologies, Inc. and its subsidiaries at September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PS STEPHENSON & Co., P.C.

Wharton, Texas
December 19, 2007

WATCHIT TECHNOLOGIES, INC.
Consolidated Balance Sheets

(in thousands)	September 30,	September 30,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	1	13
Related party receivables	0	175
Prepaid expenses and other
current assets	944	0

Total current assets	945	188

Property and equipment, net	1	0

Other Assets
Licensing Agreements	356	0
Good Will	600	0
Total Other Assets	956	0

Total assets	1,902	188

The accompanying notes are an integral part of these financial statements.

WATCHIT TECHNOLOGIES, INC.
Consolidated Balance Sheets

Liabilities and Stockholders' Equity (Deficit)

(in thousands)	September 30,	September 30,
	2007	2006

Current liabilities
Accounts payable and accrued expenses	7	57
Accrued excise, property		130
and other taxes payable

Short term Payables	233	1,207

Total current liabilities	240	1,394

Long-term debt, non-current portion		225

Total Long Term Liabilities		225

Total liabilities	240	1,619

Stockholders' equity (deficit)
Series A Preferred, $.0001
par value 10,000,000 authorized
3,435,308 and 0 shares Issued respectively	0	0

Series B Preferred, $.0001
par value 10,000,000 authorized
725,000 and 0 shares Issued respectively	0	0

Common stock, $0.0001 par
value, 500,000,000 shares
authorized 110,657,392 and
71,822,231 shares issued respectively	11	718
Additional paid-in capital	22,568	17,374
Retained earnings	(20,483)	(19,089)
Treasury stock, 72,589
shares, at cost	(434)	(434)
Total stockholders' equity (deficit)	1,662	(1,431)

Total liabilities and Stockholders Equity	1,902	188

The accompanying notes are an integral part of these financial statements.

WATCHIT TECHNOLOGIES, INC.
 Consolidated Statements of Operations

(in thousands, except per share amounts)	September 30,	September 30,
	2007	2006

Revenues:
Cost of sales
Gross profit

Operating costs and expenses
Salary & Consulting Expense	840
General Administration	554	228
Total operating expenses	1,394	228

Operating loss	(1,394)	(228)

Other income (expense)
Rental income, net		105
Gain (loss) on disposal of assets, net		132
Other income (expense)	250	39
Extinguishment Gain	(350)	0
Interest expense	100	(133)
Total other income (expense)	0	143

Income (loss) from continuing operations	(1,394)	(85)

Discontinued operations
Loss from Convenience Store segment		(101)

Gain (loss) from Environmental segment		(248)

Loss from disposal of Environment segment		(4)

Total discontinued operations		(353)

Net income (loss)	(1,394)	(438)

Basic and diluted earnings (loss) per common share
Continuing operations	$(0.01)	$(0.02)
Discontinued operations	$-	$(0.07)

Basic & diluted earnings per common share:
From continuing operations	$(0.01)	$(0.09)
From Discontinued operations	$(0.001)	$(0.09)

Weighted average shares outstanding Basic	124,505,028	4,899
Weighted average shares outstanding Diluted	126,974,256	4,899

The accompanying notes are an integral part of these financial statements.

WATCHIT TECHNOLOGIES, INC.
 Consolidated Statements of Cash Flows

(in thousands)	September 30,	September 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(1,394)	$(438)
Adjustments to reconcile net Income (loss) to net cash
Depreciation and amortization		77
Compensation Expense		150
Loss (gain) on sale of assets		(132)

(Gain) loss on disposal of discontinued operations		4

Decrease in receivables	175	353

Inventory		60

Prepaid expenses and other current assets	(944)	(34)

Costs and estimated earnings in excess of billings, net		4

Other assets

Accounts payable and accrued expenses	(180)	(474)
Net cash provided (used) by operating activities	(2,343)	(430)

Cash flows from investing activities
Repayment of notes receivable		1
Capital expenditures	(1)	(173)
Acquisition of licensing agreements and goodwill	(956)
Proceeds from sale of property and equipment		89
Net cash provided (used) by investing activities	(957)	(83)

Cash flows from financing activities
New borrowings	233	151
Net proceeds from stock issuances	4,487	223
Reduction of long-term debt	(1,432)	(34)
Net cash provided (used) by financing activities	3,288	340

Net increase (decrease) in
cash and cash equivalents	(12)	(173)

Cash and cash equivalents, beginning of year	13	186

Cash and cash equivalents, end of year	$1	$13

The accompanying notes are an integral part of these financial statements.

WATCHIT TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Two Years Ended September 30, 2007 and 2006
(in thousands, except  share amounts)

					Additional	Retained		Total
	Preferred Stock		Common Stock		Paid-in-capital	Earnings	Treasury	Stockholders
	Shares	Amount	Shares	Amount	Amount	(Deficit)	Stock	Equity
Balance, September 30, 2005	0	$-	10,471,831	$105	$17,262	$(8,651)	$(434)	$(1,718)
Issuance of Common Stock, Pre-split			4,000,000	40	160			200
1 for 10 stock split			(13,024,600)	(131)	131			0
Issuance of Common Stock			70,375,000	704	-179			525
Net loss						(438)		(438)
Balance, September 30, 2006	0		71,822,231	718	17,374	(19,089)	(434)	$(1,431)
Adjustment due to change in Par Value				(710)
Issuance of Common Stock	4,160,308	1	38,835,161	3	5,194			5,198
Net Profit						(1,394)		(1,395)

Balance, September 30. 2007	4,160,308	$1	110,657,392	$11	$22,568	(20,483)	$(434)	$1,662

The accompanying notes are an integral part of these financial statements.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements.

1.    Description of the Company and Summary of Significant Accounting Policies Business Operations

WatchIt Technologies, Inc., formerly known as Evans Systems, Inc. is an emerging company engaged in the out of home media and internet based social networking business. The Company’s primary offices are located in Asheville, North Carolina. Formerly the Company operated in the petroleum and convenience store industry. All operations regarding the former business have ceased.

Principles of Consolidation

The consolidated financial statements include the accounts of WatchIt Technologies, Inc., and its wholly-owned subsidiaries and have been prepared in accordance with standards of the Public Company Accounting Oversight Board. For purposes of consolidation, the Company includes all significant subsidiaries owned directly or indirectly with more than 50 percent of the voting rights held by the Company. All significant intercompany transactions and balances have been eliminated.

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues from the sale of advertising is recognized on a pro-rata basis over the length of the contract.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

Inventories

The Company does not maintain any inventories.

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

Impairment of Long-Lived Assets

The Company periodically assesses the realizability of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount. There were no assets considered impaired at September 30, 2007 and 2006.

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

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

	Year Ended September 30
	2007		2006

Net income(loss):
As reported		$(1,394)	$(438)
Pro forma	$	(1,394)	$(438)
Basic and diluted
loss per share's
reported		$(0.001)	$(0.09)
Pro forma		$(0.001)	$(0.09)

Concentration of Credit Risk

The Company performs periodic evaluations of the relative credit standing of the financial institutions and investment funds that are considered in the Company's investment strategy  Management believes that its credit and collection policies mitigate the potential effect of a concentration of credit risk in its accounts receivable.

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilutive common shares outstanding. Stock options and warrants are the only potentially dilutive shares the Company has outstanding for the periods presented. Stock options and warrants were not included in the computation of diluted loss per share for 2006, 2005 and 2004 since they would have resulted in an antidilutive effect on loss from continuing operations.

Goodwill and Purchased Intangible Assets

The goodwill and intangible assets are subject to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, goodwill and other intangible assets are tested for impairment on an annual basis or when indicators of impairment exist, and written down when impaired

Management has determined that no impairment exists at September 30, 2007.

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

2.    Common Stock Purchase Agreement

On April 12, 2006 (the "Effective Date"), pursuant to the terms of an Agreement For the Purchase of Common Stock (the "Agreement") entered by and among Evans Systems, Inc. (the "Seller" or the "Company"); Homeland Integrated Security Systems, Inc., whose address is 2 Town Square Boulevard, Suite 250, Asheville, North Carolina ("Homeland" or the "Buyer"); and Cain, Smith

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006

& Strong II, LP ("CSS" or "Secured Creditor"), Homeland has agreed to purchase 50.1% of the issued and outstanding common shares of the Company in exchange for an aggregate purchase price of Five Hundred Thousand Dollars ($500,000.00) (the "Purchase Price") payable as follows: Fifty Thousand Dollars ($50,000) previously paid and held as a deposit plus One Hundred Thousand Dollars ($100,000.00) at closing and Thirty-Five Thousand Dollars ($35,000) per month for a period of ten (10) months due and payable on the 11th day of each month (the "Transaction"). The Company did not effect the 1 for 10 reverse split and amend its articles in a timely manner, as agreed to in the April 11th Agreement. The Agreement was rescinded, and a new Agreement was entered into on August 31, 2006. The transaction closed on September 11, 2006. In consideration, the Company sold a total of 72,821,557 shares to HISS for $500,000, said funds to be utilized to reduce overall debt. Of the total, 40,000,000 shares were issued on September 11, 2006, 31,000,000 issued on October 30, 2006, and 1,821,557 were issued on December 11, 2006. Homeland Integrated Securities Systems, Inc. defaulted on its purchase agreement and the Company wrote off $160,000 in accounts receivable recorded from that transaction.

On January 5, 2007, the Company was named a defendant in a law suit having Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639. Big Apple alleged that pursuant to a Consulting Agreement it is entitled to 7,600,000 shares in the Company, plus costs and attorney fees. The suit was settled in February 2007 with control of the Company being transferred to Frank A. Moody, II.

Pursuant to the Settlement, Brian Riley, Fredrick Wicks and Ian Riley agreed to resign as directors and Officers of the Company (the "Former Directors") Frank A. Moody, II Dan Willis and Doug Smith were appointed as the new directors of Company. Big Apple Consulting USA, Inc. agreed to assume the $160,000 in Company obligations to due to Cain, Smith and Strong, LLC Big Apple Consulting USA, Inc subsequently defaulted on this obligation and the Company became the obligor to this debt. The balance of $120,000 owed as of September 30, 2007 is reflected on the Company’s balance sheet.

3.    Completion of Acquisition or Disposal of Assets

The Company had been in default in its debt obligations to its first lien secured creditor, Cain, Smith & Strong II, L.P., a Delaware limited partnership ("CSS"), for over one year. Big Apple Consulting USA purchased this note from CSS. The Company repaid the note in its entirety by issuing to Big Apple Consulting USA, Inc. 20,000,000 of its Common Stock.

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

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006

The results of these transactions in fiscal 2006 are described below:

Debt reductions of CSS note obligation for:
Conveyance of Starco Environmental Services common stock	$300,000
Conversion to 4,000,000 shares of common stock	200,000
Conveyance of all remaining assets of the Company	893,000
Total debt reductions of CSS note obligation	1,393,000
Relief of accrued interest on CSS obligations	371,000
Assumption of property taxes by CSS	79,000
Assumption of outstanding notes payable by CSS	67,000
Assumption/relief of remaining scheduled liabilities by CSS	305,000
Total debt reductions and other received value	2,215,000

Net book value of Starco Environmental Services common stock
owned by the Company	40,000
Net receivable from Starco Environmental to other Company-owned
Subsidiaries	264,000
Net book value of fixed assets of the Company	1,571,000
Net book value of receivables and other assets of the Company	212,000
Total net book value of assets conveyed to CSS	2,087,000
Net gain on conveyance of assets to CSS	$128,000

Gain from disposal of business assets, net (exclusive of Starco)	$132,000
Loss from disposal of StarCo Environmental common stock	(4,000)
Net gain from conveyance of assets and stock to CSS	$128,000

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

	2006*	2005

Revenues	$411	$1,019
Income (loss) from operations	$(248)	$18
*Thru April 1, 2006

These transfers of assets to CSS, debt conversion and CSS's assumption of the obligation to pay certain debts of the Company were all undertaken to facilitate a proposed transaction with Homeland Integrated Security Systems, Inc., as described above. All of these transactions were designed to preserve the potential future value of the stock for the stockholders of the Company.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006

4.    Short term debt

The Company has unsecured short term debt to Cain, Smith and Strong, LLC. At September 30, 2007 and 2006, the Company owed $120,000- and $0 respectively. Additionally, the Company has unsecured short term debt to Scenic Marketing Group, LLC for approximately $33,000, $25,000 in short term debt to Dan Shuck and $55,000 to MJMM Investments, LLC. These debts are the result of Company expenses being paid by third these parties. Scenic Marketing Group, LLC is a owned and operated by Frank Moody, the Company’s President/CEO and Director.

5.    Long-Term Debt

Long-term debt is summarized as follows at September 30 (in thousands):

	Year Ended September 30
	2007	2006

Note payable to CSS/ Big Apple Consulting USA, Inc.	$-	$1,207

Total long-term debt	$-	$1,207
Less current maturities		$(1,207)
Total long-term debt	$-	$-

On April 11, 2006, the Company was notified that CSS had assigned the remaining note obligation of approximately $1,207,000 to Big Apple Consulting USA, Inc. under the same terms and conditions of the original note agreement between the Company and CSS. The Company had been notified by CSS that the note is in default for failure of the Company to make the required monthly interest payments. The Company repaid this during 2007 by issuing 20,000,000 shares of Common Stock in accordance with the terms of the note.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

6.    Income Taxes

The difference between the tax effect of net income (loss) applied at the statutory federal income tax rates is as follows (in thousands):

	Year Ended September 30
	2007	2006

Pre-tax financial
net income (loss)	$(1,394)	$(149)

Permanent items	$-	$-

Adjusted pre-tax
financial net loss	$(1,394)	$(149)

Timing items
Difference in book
and tax depreciation	$-	$61

Difference in book
and tax gain on sale
of assets	$-	$81

Net difference in
depreciable assets	$-	$142

Difference in book
and tax bad debt
expense	$-	$(4)

Total timing items	$-	$138

Taxable income (loss) before NOL	$(1,394)	$(11)
Carryforward of NOL	$1,394	$11
Taxable income (loss)	$-	$-

At September 30, 2007, the Company had regular tax net operating loss carryforwards from continuing operations aggregating approximately $19.1 million available for federal income tax purposes that expire through 2027, of which approximately 17.8 is subject to limitations on the annual amount that may be utilized, if any, as a result of the Company’s change in ownership.

At September 30, 2007 and 2006, the Company’s only deferred tax asset was its net operating loss carryforward, which the Company has recorded a 100% valuation allowance.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

7.    Common Stock

In October and December 2006 the Company issued 31,000,000 and 1,821,557 respectively shares of its Common Stock to Homeland Integrated Securities, Inc.  Management believes the stock was improperly issued and has filed suit against former management for this action. For more details see Note 9 – Legal Proceedings.

In March 2007, the Company issued 2,000,000 shares of its Common Stock to Big Apple Consulting USA to pay back due interest of $100,000 on a note it originally entered into in June 2002.

In March 2007, the Company issued 20,000,000 shares of its Common Stock to Frank A. Moody, II in order to settle a suit brought against it by Big Apple Consulting USA, Inc. The Settlement was valued at $250,000 For more details see Note 9- Legal Proceedings.

In July 2007, the Company issued 3,125,000 shares of its Common Stock to Humware Media, Inc as payment for Humware Meida for the non-North American rights to market Boondoggle Sports Network. The value of the purchase was determined to be $500,000.

In July 2007, the Company issued 9,000,000 shares of its Common Stock to MJMM Investments, LLC as payment for consulting services related to litigation. Theses services were valued at $450,000.

In July 2007, the Company issued 9,000,000 shares of its Common Stock to MJMM Investments, LLC. for payment of Investor Relations services for the next 12 months. Theses services were valued at $450,000.

In July 2007, the Company issued 400,000 shares of its Common Stock to its two independent Directors as compensation for their services. The value of these services was $16,000.

In July 2007, the Company issued 5,000,000 shares of Stratford Financial Resources, LLC as compensation for consulting services from July, 2007 to June, 2008. Theses services were valued at $200,000.

In July 2007, the Company issued 5,125,000 shares of its Common Stock to HRA Partners, Inc. as compensation for consulting services from July, 2007 to June, 2008. Theses services were valued at $205,000

In July 2007, the Company issued 6,250,000 shares of its Common Stock to Scenic Marketing, LLC. as compensation for consulting services from July, 2007 to June, 2008. Theses services were valued at $250,000

In July 2007, the Company issued 2,875,000 shares of its Common Stock to Digital Fusion Group, LLC. as compensation for consulting services from July, 2007 to June, 2008. Theses services were valued at $115,000

In August 2007, the Company issued 10,000,000 shares of its Common Stock to Humware Media, Inc as payment for Humware Media for the creating and managing a Child Watch Network. Theses services were valued at $270,000

In August 2007, the Company issued 4,000,000 shares of its Common Stock to Big Apple Consulting, USA, Inc. in order to reduce on a loan originally entered into in June 2002 by $200,000.

In August 2007, the Company issued 4,000,000 shares of its Commons Stock to J. Bennett Grocock to pay for legal services provided to the Company. These services were valued at $120,000.

In September 2007, the Company issued 14,000,000 shares of its Common Stock to Big Apple Consulting USA, Inc, in order to completely repay the June 2002 note originally to JP Morgan Chase. The outstanding value was $700,000.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

In September 2007, the Company exchanged 18,000,000 shares of its Common Stock held by MJMM Investments, LLC for 675,000 shares of Series B Preferred stock.

In September 2007, the Company exchanged 56,250,000 shares of its Common Stock held by Frank A. Moody, II for 57,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 137,500 shares of its Common Stock held by Joel Smith for 2,750 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 2,875,000 shares of its Common Stock held by Digital Fusion Group, LLC for 57,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 266,000 shares of its Common Stock held by Dan Shuck for 5,320 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 111,897 shares of its Common Stock held by Julie Snipes for 2,238 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 5,125,000 shares of its Common Stock held by HRA Partners, Inc. for 102,500 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 5,000,000 shares of its Common Stock held by Stratford Financial Resources, LLC for 100,000 shares of its Series A Preferred stock.

In September 2007, the Company exchanged 2,000,000 shares of its Common Stock held by Dennis Steinmetz for 40,000 shares of its Series A Preferred stock.

In September 2007, the Company issued 800,000 shares of Series A Preferred stock to complete the acquisition of Digital Fusion Television, LLC.

In September 2007, the Company issued 800,000 shares of Series A Preferred stock to complete the acquisition of BMA Partners, LLC.

In September 2007, the Company issued 400,000 shares of its Series A Preferred stock to Scenic Marketing, LLC in exchange for reducing $200,000 in debt owed to Scenic Marketing, LLC.

A summary of the option activity under the various plans follows:

		Weighted-
	Number of	average
	shares	option price

Outstanding at September 30, 2004	390,350

Expired in 2005	(87,750)	$3.31

Outstanding at September 30, 2005	302,600

Expired in 2006	-	$-

Outstanding at September 30, 2006	302,600

Expired in 2007	-

Outstanding at September 30, 2007	302,600

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

Although 302,600 options are outstanding at September 30, 2007, only 12,600 underlying common shares are registered under a plan. There were no options granted during 2007, 2006 and 2005.

A summary of options outstanding and options exercisable at September 30, 2007 is as follows:

	Weighted
	Average		Weighted		Weighted
Options	Exercise	Remaining	Average	Options	Average
Outstanding	Price	Contractual Life	Option Price	Exercisable	Option Price

12,600	$-	1.66 years	$-	12,600	$-

290,000	0.15	3.41 years	0.15	290,000	0.15

302,600	$0.15	2.41 years	$0.15	302,600	$0.15

A summary of warrants outstanding and warrants exercisable at September 30, 2007 is as follows:

	Weighted
	Average		Weighted
Warrants	Exercise	Remaining	Average	Warrants
Outstanding	Price	Life	Warrant Price	Exercisable

12,600	$-	1.66 years	$-	12,600

290,000	0.15	3.41 years	0.15	290,000

302,600	$0.15	2.41 years	$0.15	302,600

At September 30, 2007, the Company had an aggregate 110,657,392 shares of common stock issued, with 110,729,981 issued and outstanding after consideration of treasury stock. The Company is authorized to issue up to 500,000,000 shares of common stock, of which approximately 302,600 shares are reserved for vested stock options and 175,000 shares are reserved for Warrants.

8.    Related Party Transactions

In April 2007, the Company entered into a contract with Scenic Marketing Group, LLC a company owned by Frank A. Moody, II to provide management services to the Company. The Company issued 6,125,000 commons shares to Scenic Marketing Group, LLC for services from April 2007 through March 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered into a contract with Stratford Financial Resources, LLC a company owned by Gary A. Musselman to provide management services to the Company. The Company issued 5,000,000 commons shares to Stratford Financial Resources, LLC for services from July 2007 through June 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered into a contract with HRA Partners, Inc a company owned by Don Wood to provide management services to the Company. The Company issued 5,125,000 commons shares to HRA Partners, Inc for services from July 2007 through June 2008. Compensation for the 2007 fiscal year has been reported in the Executive Compensation table under Item 11 of this filing.

In June 2007, the Company entered in to a royalty agreement with Child Watch North America, Inc. Don Wood, Chief Operating Officer and a Director of the Company is the Executive Director of Child Watch North America, Inc.

In September 2007, the Company acquired Digital Fusion Television, LLC. Digital Fusion Television, LLC was owned 50% by Gary Musselman the Company’s Chief Financial Officer and a Director.

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

In September 2007, the Company acquired BMA Partners, LLC. BMA Partners, LLC was owned 50% by Don Wood the Company’s Chief Operating Officer and a Director.

From time to time the Company makes advances to individuals who are shareholders, directors, officers and/or employees. Such advances are usually unsecured and accrue interest. There were no advances outstanding at September 30, 2006 and 2005.

9.    Legal proceedings

In July, 2007, The Board undertook an internal investigation into the Previous Board's management of the Company. The Board's internal investigation discovered evidence of mismanagement by WatchIt's Previous Board, including the unauthorized issuance of over 31,000,000 shares of WatchIt's stock to Homeland Integrated Security System, Inc. In order to recover for the losses incurred as a result of the Previous Board's mismanagement, on August 1, 2007, WatchIt filed a complaint in the United States District Court for the Northern District of Texas,  Case No.3:07-cv-1332-D, which alleges that the individual members of the Previous Board breached their duties to Evans and violated the Federal Securities Laws. WatchIt intends to vigorously pursue its claims against the Previous Board.  The Company is awaiting answers to the Complaint it filed.

On January 5, 2007, the Company  was named a defendant in a law suit with Big Apple Consulting, USA, Inc. as Plaintiff (Circuit Court of the 18th Judicial Circuit in and for Seminole County, Florida; Case No. 06 CA 2639). Big Apple alleged that pursuant to a Consulting Agreement it was entitled to 7,600,000 shares in the Company, plus costs and attorney fees. In February 2007, the lawsuit was settled upon the resignation of the previous Board of Directors and executive management. The Company recorded $250,000 and $450,000 in fees to settle this issue. All expenses were settled by issuing restricted shares of the Company’s Common Stock.

On October 4, 2007 a suit was filed in the District Court of Wharton County Texas naming the Company and some of its former officers as defendants Case No. 42,835. The complaint alleges that the Plaintiff has a first right of refusal to purchase property formerly owned by the Company.  The Company is defending itself against this action. Management is not reserving for losses as of the date of this filing. Management believes the Company will prevail in defending itself against this action.

10.    Contingent Liabilities

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

11.    Results of Operations, Liquidity and Management's Plans

During the year ended September 30, 2007, the Company has recorded a net loss of $1,394,000.

In December 1999, the Company received notification from NASDAQ stock exchange that the Company was not in compliance with two requirements for continued listing on the NASDAQ NMS. On February 17, 2000, the Company was delisted from the NASDAQ NMS. In February 2007, the Company was notified that it failed to meet the requirements of over the counter bulletin board and was delisted. The Company's common stock is now traded on the Pink Sheets administered by PinkSheets.com. The Company's ability to raise additional equity capital in the future could be adversely affected with the Company's common stock no longer listed on a

WatchIt Technologies, Inc.
Notes to Consolidated Financial Statements September 30, 2007 and 2006.

national exchange. Management is committed to uplifting back to the Over the Counter Bulletin Board administered by NASDAQ during the current fiscal year. In order to be up-lifted to this exchange the Company must have submitted reports within established deadlines for 3 consecutive quarters. With the filing of the Annual Report, the Company will have met that requirement.. The Company has the agreement of a Market-Maker to assit it in the up-lift process.

12.    Segment Reporting

The Company operates in one reportable segment under the Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information