Form 10-Q
period 2007-12-31
WatchIt Technologies Inc.
filed 2008-02-14
CIK 904901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the quarter ended December 31, 2007

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number: 000-21956

WATCHIT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0591055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1 Town Square Blvd,, Suite 347, Asheville, North Carolina 28803
(Address, including Zip Code, of registrant's principal executive offices)

 (Registrant's telephone number, including area code):  (828) 681-8085

Securities registered pursuant to Section 12(b) of the Act:

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [ X ]      No [__]

Number of outstanding shares of common stock as of February 12, 2008, 120,147,711.

WatchIt Technologies, Inc.

WatchIt Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands)	December 31,	September 30,
	2007	2007

ASSETS

Current assets
Cash and cash equivalents	$8	$1
Related party receivables	0	0
Prepaid expenses and other
current assets	56	945

Total current assets	$64	$946

Property and equipment, net	$1	$1

Other Assets
Licensing Agreements	356	356
Good Will	600	600
Total Other Assets	956	956

Total assets	$1,020	$1,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands)	December 31,	September 30,
	2007	2007

LIABILITIES and STOCKHOLDER EQUITY

Current liabilities
Accounts payable and accrued expenses	$70	$7
and other taxes payable

Short term Payables	233	233

Total current liabilities	$303	$240

Long-term debt, non-current portion		0

Total Long Term Liabilities		0

Total liabilities	$303	$240

Stockholders' equity (deficit)
Series A Preferred, $.0001
par value 10,000,000 authorized
2,587,288 and 0 shares issued respectively	$0	$0

Series B Preferred, $.0001
par value 10,000,000 authorized
727,617 and 0 shares issued respectively	0	0

Common stock, $0.0001 par
value, 500,000,000 shares
authorized 120,147,711 and
104,643,788 shares issued respectively	12	11
Additional paid-in capital	21,807	22,568
Retained earnings	(20,668)	(20,483)
Treasury stock, 72,589
shares, at cost	(434)	(434)
Total stockholders' equity (deficit)	$717	$1,662

Total liabilities and Stockholders Equity	$1,020	$1,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands, except per share amounts)	December 31	December 31
	2007	2006

Revenues:
Cost of sales
Gross profit

Operating costs and expenses
Salary & Consulting Expense	$0	$0
General Administration	185	23
Total operating expenses	185	23

Operating loss	$(185)	$(23)

Other income (expense)
Interest expense	0	0
Total other income (expense)	0	0

Net income (loss)	$(185)	$(23)

Basic and diluted earnings (loss) per common share
Basic earnings per common share:	$(0.0016)	$-
Diluted earnings per common share:	$(0.0006)	$-

Weighted average shares outstanding Basic	115,657,392	4,899
Weighted average shares outstanding Basic	287,422,792	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	December 31,	December 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(185)	$(23)
Adjustments to reconcile net Income (loss) to net cash
Depreciation and amortization		0

Decrease in receivables	0	0

Prepaid expenses and other current assets	889	35

Current Liabilities	63	-24
Net cash provided (used) by operating activities	$767	$(12)

Cash flows from investing activities
Repayment of notes receivable		0
Capital expenditures	0	0
Acquisition of licensing agreements and goodwill	0
Proceeds from sale of property and equipment		0
Net cash provided (used) by investing activities	$0	$0

Cash flows from financing activities
New borrowings	-761	0
Net proceeds from stock issuances	1	0
Reduction of long-term debt	0	0
Net cash provided (used) by financing activities	$-760	$0

Net increase (decrease) in
cash and cash equivalents	$7	$(12)

Cash and cash equivalents, beginning of year	$1	$13

Cash and cash equivalents, end of year	$8	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of WatchIt Technologies, Inc. referred to as the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany balances and transactions have been eliminated. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. It is recommended that these interim unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended December31, 2007 are not necessarily indicative of the results which may be expected for any other interim periods or for the year ending September 30, 2008.

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

Note B - Resumption of Operations

WatchIt Technologies reemerged as an operating company with the signing of a licensing agreement and joint venture agreement with Child Watch of North America. Child Watch is a non-profit company that focuses on the search, rescue, and recovery of children who are missing in North America, as well as mentoring and assisting with the reintegration of children that are located. Child Watch is a 501(c)(3) Tax-exempt charity and is a publicly supported organization as defined in sections 509 (a) and 170 (b)(1)(A)(vi) of the Internal Revenue Service Code.

Jointly, Child Watch of North America and WatchIt Technologies agreed to create the Child Watch Network. The Child Watch Network (CWN) will be provided through "Point of Sale" digital signage systems in various commercial areas nationwide. WatchIt Technologies signed an agreement with Humware Media Corp. a Denver, Colorado based digital signage company. Humware is to create and maintain the backbone of the Child Watch Network.  Humware Media ceased operations during the last quarter of 2007. In anticipation of this closure the Company purchased the digital signage administration system from Digital Fusion Television, LLC. The Company entered into a contract with Adcentricity to sell ads on behalf of the Child Watch Network.  The Company will recoginize revenue genenerated on a pro-rata basis based on the length of the contract. Revenue will be recorded on a gross sales basis and fees by Adcentricity will be recorded as a cost of sales.

Note C - Common Stock Transactions

During November 2007, the Company issued 10,000,000 shares of common stock to OTCFN for providing investor relations services to the Company. The Company recorded $50,000 expense during the quarter for these services.

On February 26, 2007, WatchIt Technologies Incorporated’s previous Board of Directors (the “Previous Board”) resigned from the Company and its current board members were elected (the “Board”).  Subsequent to their election, the Board undertook an internal investigation into the Previous Board’s management of the Company. The Board’s internal investigation discovered evidence of mismanagement by Evans’s Previous Board, including the unauthorized issuance of over 31,000,000 shares of Evans’s stock to Homeland Integrated Security System, Inc.  In order to recover for the losses incurred as a result of the Previous Board’s mismanagement, on August 1, 2007, Evans filed a complaint in the United States District Court for the Northern District of Texas, which alleges that the individual members of the Previous Board breached their duties to Evans and violated the Federal Securities Laws.  Evans intends to vigorously pursue its claims against the Previous Board.

Note D- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending December 31, 2007 and 2006 were computed using 115,657,392 and 93,109,526 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the three months ended December 31, 2007 and 2006 since they would have resulted in an antidilutive effect on loss from continuing operations. At December 31 2007, the Company had aggregate 120,147,711 shares of common stock issued. The Company is authorized to issue up to 500,000,000 shares of common stock.

Note E - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of December 31, 2007, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

Note H - Management's Plans

The Company has been notified that as a result of the Company's failure to timely file recent periodic reports with the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) caused the Company’s Common Stock to cease to be quoted on the Over the Counter Bulletin Board, the net effect of which was to cause the shares to be listed on the Pink Sheets. On behalf of the Company, a Market-Maker submitted a form 15c211 during February 2008. Upon acceptance of the filing by FINRA, the Company will once again be listed on the Over the Counter Bulletin Board.

Management continues to implement the digital signage network both in the Child Watch Network as well as the WIN Network. Management is also exploring a more advanced network using different technology. This endeavor is outside the two existing digital signage networks.

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

Note J - Subsequent Events

In January 2008, the Board under took an investigation of the acquisition of BMA Partners, Inc. At the conclusion of that investigation it was determined that BMA Partners, Inc. failed to disclose material events regarding BMA Partners, Inc.’s financial liabilities. The Board has determined these material non-disclosures render the Acquisition Agreement between BMA Partners, Inc and WatchIt Technologies, Inc. dated September 27, 2007 null and void.  WatchIt Technologies is seeking full restitution of all benefits conferred upon the shareholders of BMA Partners, Inc.

On February 8, 2008, as a result of the failure to disclose material events related to the BMA Partners, Inc acquisition the Board of Directors terminated the employment contract of Don Wood, Chief Operating Officer of WatchIt Technologies, Inc.

On February 6, 2008 by a proxy vote of the majority of the shareholders a new Board of Directors was elected. The new Board consists of Frank A. Moody, II and Gary Musselman. Both of these individuals served on the Board during 2007.

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

Results of Operations

Operating expenses increased over the same period last year as a result of the Company incurring costs to initiate the Child Watch Network,  to defend itself in the litigation involving its former management, Big Apple Consulting USA and Homeland Integrates Security Systems and to pay all past due interest on its debt. Expenses increased from $23,000 for the three months ended December 31, 2006 to $185,000 for the three months ended December 31, 2007. A direct comparison of expenses is not meaningful, as the expenses experienced in the three months ended December 31, 2006 were, for the most part, one time expenses resulting from Company's restructure and its preparation to seek a target for acquisition that would find the Company a favorable purchaser. Net loss increased from $23,000 in the three months ended December 31 2006 to $185,000 in the three months ended December 31, 2007.

Capital Resources and Liquidity

Cash and cash equivalents were $13,000 and $8,000 at December 31, 2006 and 2007, respectively. The Company had stockholder equity of $717,000 at December 31, 2007, as compared with stockholder equity of $1,662,000 at September 30, 2007. The reduction in equity primarily results form the decrease in share price and the resulting impact of Pre-Paid expenses being eliminated.

Cash used by operating activities was $122,000 for the three months ended December 31, 2007. Cash used by financing activities was $100,000. Reduction of non-cash prepaid expenses and a corresponding reduction stockholder equity 761,000 occurred.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to litigation, primarily as a result of customer and vendor claims, in the ordinary conduct of its operations. As of December 31, 2007, the Company had no knowledge of any legal proceedings, which, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Shareholders

On February 6, 2008 the shareholders casting in excess of 68% of the votes via a proxy vote elected a new Board of Directors.

Item 5. Other Information

In January 2008, the Board under took an investigation of the acquisition of BMA Partners, LLC. At the conclusion of that investigation it was determined that BMA Partners, Inc. failed to disclose material events regarding BMA Partners, Inc financial liabilities. The Board has determined these material non-disclosures render the Acquisition Agreement between BMA Partners, Inc and WatchIt Technologies, Inc. dates September 27, 2007 null and void.  WatchIt Technologies is seeking full restitution of all benefits conferred upon the shareholders of BMA Partners, Inc.

On February 8, 2008, as a result of the failure to disclose material events related to the BMA Partners, Inc acquisition the Board of Directors terminated the employment contract of Don Wood, Chief Operating Officer of WatchIt Technologies, Inc.

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

.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 12, 2008

WATCHIT TECHNOLOGIES, INC.

By:	/s/ Frank Moody
Frank Moody
President,
Chief Executive Officer

By:	/s/ Gary Musselman
Gary Musselman
Chief Financial Officer