Form 10-Q
period 2008-03-31
WatchIt Technologies Inc.
filed 2008-05-21
CIK 904901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-21956
WATCHIT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0591055
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Town Square Blvd,, Suite 347, Asheville, North Carolina	28803
(Address of principal executive offices)	(Zip Code)

(828) 681-8085
(Registrant’s telephone number, including area code)

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
[ X ]   Yes                      [     ]   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[     ]   Yes                      [ X ]   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[     ]   Yes                      [     ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of outstanding shares of common stock as of May 21, 2008, 220,147,711.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

WatchIt Technologies, Inc.

WatchIt Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands)	March 31,	September 30,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$3	$1
Related party receivables	0	0
Prepaid expenses and other
current assets	59	945

Total current assets	$62	$946

Property and equipment, net	$1	$1

Other Assets
Licensing Agreements	356	356
Good Will	600	600
Total Other Assets	956	956

Total assets	$1,020	$1,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)

(in thousands)	March 31,	September 30,
	2008	2007

LIABILITIES and STOCKHOLDER EQUITY

Current liabilities
Accounts payable and accrued expenses	$19	$7
and other taxes payable

Short term Payables	313	233

Total current liabilities	$332	$240

Long-term debt, non-current portion		0

Total Long Term Liabilities		0

Total liabilities	$332	$240

Stockholders' equity (deficit)
Series A Preferred, $.0001
par value 10,000,000 authorized
2,587,288 and 0 shares issued respectively	$0	$0

Series B Preferred, $.0001
par value 10,000,000 authorized
727,617 and 0 shares issued respectively	0	0

Common stock, $0.0001 par
value, 500,000,000 shares
authorized 220,147,711 and
104,643,788 shares issued respectively	22	11
Additional paid-in capital	21,807	22,568
Retained earnings	(20,688)	(20,483)
Treasury stock, 72,589
shares, at cost	(434)	(434)
Total stockholders' equity (deficit)	$707	$1,662

Total liabilities and Stockholders Equity	$1,020	$1,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

(in thousands, except per share amounts)	March 31	March 31
	2008	2007

Revenues:
Cost of sales
Gross profit

Operating costs and expenses
Salary & Consulting Expense	$0	$0
General Administration	20	24
Total operating expenses	20	24

Operating loss	$(20)	$(24)

Other income (expense)
Interest expense	1	0
Settlement Expense		250

Total other income (expense)	1	0

Net income (loss)	$(21)	$(274)

Basic and diluted earnings (loss) per common share
Basic earnings per common share:	$(0.0016)	$.00
Diluted earnings per common share:	$(0.0006)	$.00

Weighted average shares outstanding Basic	121,657,392	4,899
Weighted average shares outstanding Basic	287,422,792	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

WatchIt Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(in thousands)	December 31,	December 31,
	2007	2006

Cash flows from operating activities
Net income (loss)	$(21)	$(274)
Adjustments to reconcile net Income (loss) to net cash
Depreciation and amortization		0

Decrease in receivables	0	0

Settlement Expense		250

Prepaid expenses and other current assets	(3)	35

Account Payable	(50)

Current Liabilities	60	(24)
Net cash provided (used) by operating activities	$(15)	$(13)

Cash flows from investing activities
Repayment of notes receivable		0
Capital expenditures	0	0
Acquisition of licensing agreements and goodwill	0
Proceeds from sale of property and equipment		0
Net cash provided (used) by investing activities	$0	$0

Cash flows from financing activities
New borrowings	.0	0
Net proceeds from stock issuances	10	151
Reduction of long-term debt	0	0
Net cash provided (used) by financing activities	$10	$0

Net increase (decrease) in
cash and cash equivalents	$(5)	$(117)

Cash and cash equivalents, beginning of period	$8	$13

Cash and cash equivalents, end of period	$3	$0

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

Note C - Common Stock Transactions

During February 2008, the Company issued 100,000,000 shares of common stock to Dan Shuck for reduction of debt..

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

Note D- Basic and Diluted Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per share for the three and nine months ending March 31, 2008 and 2007 were computed using 121,657,392 and 4.899 weighted average common shares outstanding, respectively. Stock options and warrants were not included in the computation of diluted loss per common share for the three months ended March 31, 2008 and 2007 since they would have resulted in an antidilutive effect on loss from continuing operations. At March 31 2008, the Company had aggregate 220,147,711 shares of common stock issued. The Company is authorized to issue up to 500,000,000 shares of common stock.

 Note E - Contingent Liabilities

The Company is subject to litigation, primarily as a result of vendor claims, in the ordinary conduct of its operations. As of March 31, 2008, the Company had no knowledge of any legal proceedings, except as described below, that, by themselves, or in the aggregate, would not be covered by insurance or could be expected to have a material adverse effect on the Company.

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

Results of Operations

Operating expenses increased over the same period last year as a result of the Company incurring costs to initiate the Child Watch Network,  to defend itself in the litigation involving its former management, Big Apple Consulting USA and Homeland Integrates Security Systems and to pay all past due interest on its debt. Expenses decreased from $24,000 for the three months ended March 31, 2007 to $20,000 for the three months ended March 31, 2008. Expenses remained approximately the same as management is resolving past issues of the company..

Capital Resources and Liquidity

Cash and cash equivalents were $3,000 and $0 at March 31, 2007 and 2006, respectively. The Company had stockholder equity of $707,000 at March 31, 2008, as compared with stockholder equity of $1,662,000 at September 30, 2007. The reduction in equity primarily results form the decrease in share price and the resulting impact of Pre-Paid expenses being eliminated.

Cash used by operating activities was $15,000 for the three months ended March 31, 2008 Cash used by financing activities was $10,000. Reduction of non-cash prepaid expenses and a corresponding reduction stockholder equity 10,000 occurred.

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

On February 26, 2008 the Company filed suit in  US District Court for the Western District of North Carolina against Big Apple USA, Marc Jablon, MJMM Investments, LLC, Mark Kaley, and others alleging fraud and multiple securities violations. In May 2008, the suit was amended to add RICO, additional securities violations and tortious interference wit contracts. The Company has obtained a Preliminary Injunction against the defendants enjoining them from further actions against the Company.

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

Dated:  May 21, 2008

WATCHIT TECHNOLOGIES, INC.

By:	/s/ Frank Moody
Frank Moody
President,
Chief Executive Officer

By:	/s/ Gary Musselman
Gary Musselman
Chief Financial Officer